Form 10-Q
period 2015-09-30
Reign Sapphire Corp
filed 2015-12-03
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 333-204486

REIGN SAPPHIRE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-2573116
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

9465 Wilshire Boulevard, Beverly Hills, California	90212
(Address of principal executive offices)	(zip code)

(213) 457-3772

(Registrant's telephone number, including area code)

_____________________________________________________

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes      ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes    ☑  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes     ☑  No

As of December 3, 2015, we had 31,823,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REIGN SAPPHIRE CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$559	$95
Accounts receivable	-	9,431
Inventory	459,823	422,509
Prepaid expenses	7,892	51,768
Total current assets	468,274	483,803

Computer equipment, net	2,599	3,465
Intangible assets	260,000	-
Deferred offering costs	150,000	75,000
Total assets	$880,873	$562,268

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,000	$-
Accounts payable - related party	336,900	103,194
Accrued compensation - related party	451,000	276,000
Advance from shareholder	51,004	83,641
Total current liabilities	858,904	462,835
Total liabilities	858,904	462,835

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 31,823,000 and 29,855,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3,183	2,985
Additional paid-in-capital	2,092,223	728,715
Accumulated deficit	(2,073,437)	(632,267)
Total stockholders' equity	21,969	99,433
Total liabilities and stockholders' equity	$880,873	$562,268

See accompanying notes to condensed financial statements

REIGN SAPPHIRE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014

Revenues	$29,207	$42,181	$-	$13,484

Cost of Sales	9,930	15,905	-	4,709

Gross Profit	19,277	26,276	-	8,775

Operating expenses:
Marketing expenses	40,500	5,567	28,000	-
Stock based compensation -related party	871,706	-	524,163	-
General and administrative	548,241	267,550	264,396	87,103
Total operating expenses	1,460,447	273,117	816,559	87,103
Loss from operations	(1,441,170)	(246,841)	(816,559)	(78,328)

Loss before income taxes	(1,441,170)	(246,841)	(816,559)	(78,328)
Income taxes	-	-	-	-

Net loss	$(1,441,170)	$(246,841)	$(816,559)	$(78,328)

Net loss per share, basic and diluted	$(0.05)	$(0.01)	$(0.03)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	30,635,846	27,870,996	31,720,609	27,922,989

See accompanying notes to condensed financial statements

REIGN SAPPHIRE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(1,441,170)	$(246,841)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation - related party	871,706	-
Depreciation expense	866	-
Amortization of stock issued for future services	44,275	4,025
Estimated fair market value of stock issued for services	167,000	-
Changes in operating assets and liabilities:
Accounts receivable	(29,206)	(13,377)
Inventory	4,952	15,905
Prepaid expenses	(399)	4,025
Accounts payable	10,000	-
Accounts payable - related party	191,440	55,666
Accrued compensation - related party	175,000	135,000
Net cash used in operating activities	(5,536)	(45,597)

Cash flows from financing activities:
Advance from shareholder	6,000	48,000
Shares sold for cash	-	-
Net cash provided by financing activities	6,000	48,000

Net increase in cash	464	2,403

Cash at beginning of period	95	-
Cash at end of period	$559	$2,403

Non-cash investing and financing activities:
Stock issued to third party in exchange for intangible	$250,000	$-
Intangible acquired for accounts payable	$10,000	$-
Inventory samples acquired for accounts payable - related party	$42,266	$-
Reduction of advance from shareholder with accounts receivable	$38,637	$-
Stock issued for deferred offering costs	$75,000	$-
Stock issued to third parties for future services	$-	$48,300

See accompanying notes to condensed financial statements

REIGN SAPPHIRE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

Reign Sapphire Corporation (the “Company”) was established on December 15, 2014 in the State of Delaware. The Company is a fine jewelry company and its business intends to offer sapphire direct from the mine’s gate to the consumer by processing rough Australian sapphires, overseeing the gem cutting and manufacturing fine jewelry in the USA. The inauural jewelry collectionwhich we intend to launch in the first quarter of 2016 includes rings, pendants, bracelets, and cuff links using a variety of metals and finishes.

The process begins with sorting rough run-of-mine sapphires procured in bulk from commercial miners in Australia and overseeing the cutting and polishing of the rough stones followed by a design and manufacturing process in the USA.

The Company intends to focus its marketing initiatives on: (1) Business-to-Consumer (“B2C”) marketing to attract customers to the reignsappires.com website, (2) Business-to-Business (“B2B”) marketing and sales efforts, to establish distribution partners such as high-end fashion retailers, and eventually (3) building a strong retail presence to market the products directly to consumers on a retail level. The Company intends to initially focus marketing efforts in the U.S. and upon encountering significant success in the U.S. with online, wholesale, and retail sales, the Company intends to expand its marketing efforts to include Europe and the Middle East.

The Company started as UWI Holdings Corporation (previously known as Australian Sapphire Corporation) (“UWI”) and was established on May 31, 2013 in the Province of New Brunswick, Canada. On December 31, 2014, UWI entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with Reign Sapphire Corporation (“Reign”), pursuant to which UWI transferred all of its net assets to Reign. The sole shareholder of UWI along with his spouse retained 100% ownership of Reign and were issued 27,845,000 of Reign common shares in exchange for the 16,000,250 outstanding shares of UWI. There was no significant tax consequence to this exchange. As a result, Reign is considered to be the continuation of the predecessor UWI. All historical financial information prior to the reorganization is that of UWI.

Prior to the reorganization, the Company was authorized to issue 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. On May 8, 2015, the Company’s articles of incorporation were amended to increase the authorized common shares to 100,000,000 and preferred shares to 10,000,000.

For share and earnings per share information, the Company has retroactively restated per share and the outstanding shares for weighted average shares used in the basic and diluted earnings per share calculations for all periods presented, as a result of the reorganizations.

The Company has begun its planned principal operations, and accordingly, the Company has prepared its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

NOTE 2 – BASIS OF PRESENTATION

The included (a) condensed balance sheet as of December 31, 2014, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of September 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form S-1 Amendment No. 4 (Form S-1/A-4) filed with the SEC on October 22, 2015 (the “Registration Statement”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed financial statements which substantially duplicate the disclosure contained in the financial statements as reported in the Registration Statement have been omitted.

Going Concern

The accompanying condensed unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $2,073,000 and $632,000 at September 30, 2015 and December 31, 2014, respectively, had a net loss of approximately $1,441,000 and $247,000 for the nine months ended September 30, 2015 and 2014, respectively, and net cash used in operating activities of approximately ($6,000) and ($46,000) for the nine months ended September 30, 2015 and 2014, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about our ability to continue as a going concern.

While the Company is attempting to expand operations and increase revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. Our current burn rate to maintain the minimal level of operations for us to be in a position to execute our business plan upon funding is anticipated to be no greater than $25,000 per month in cash and Joseph Segelman, our President and CEO, has agreed to underwrite these costs until we are then able to begin execution of our business plan. In addition, until we begin execution of our business plan, we will continue to defer and accrue salaries and thus will not require cash to make payments under employment agreements.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: inventory valuation, common stock and option valuation, and the recoverability of intangibles. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Comprehensive Income

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. As of September 30, 2015 and December 31, 2014, the Company has no items other than net loss affecting comprehensive loss.

Foreign Currency - Functional and Presentation Currency

The functional currency represents the currency of the primary economic environment in which the entity operates. Management has determined the functional currency of the Company to be the USD, as sales prices and major costs of operating expenses are primarily influenced by fluctuations in the USD, and with its Chief Executive Officer and director (“CEO”), and employees of the Company headquartered and operating in the United States.

The results of transactions in foreign currency are remeasured into the functional currency at the average rate of exchange during the reporting period. Aggregate net foreign currency remeasurements included in general and administrative expenses in the accompanying statements of operations was a loss of approximately $0 and $0 for the nine months ended September 30, 2015 and 2014, respectively.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into the Company’s reporting currency of USD at the exchange rates prevailing at the balance sheet date. All translation adjustments resulting from the translation of the financial statements into the reporting currency at USD are dealt with as a separate component within stockholders’ equity. The Company had no translation adjustments for the nine months ended September 30, 2015 and 2014.

As of September 30, 2015 and 2014, the exchange rate was AUD 1.4331 and 1.1459, per USD, respectively. The average exchange rate for the nine months ended September 30, 2015 and 2014 was AUD 1.3112 and 1.0892, respectively.

Revenue Recognition

The Company recognizes revenues in accordance with FASB ASC Topic 605, “Revenue Recognition”, and with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.

Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured.

The Company recognizes revenue from product sales when the product is received and accepted by the customer, provided that collection of the resulting receivable is reasonably assured. While the products are being transported and delivered to the customer and until the products are accepted by the customer, the Company bears the risk of loss. Credit is granted generally for terms of 7 to 90 days, based on credit evaluations.

The Company has a no return policy. The Company is currently evaluating its return policy to be more in line with industry standards.

Inventories

Inventories are stated at the lower of cost or market on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of September 30, 2015 and December 31, 2014, the Company carried loose sapphire jewels and loose sapphire jewels held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. The Company appraises its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the appraised value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time and are not subject to fashion trends. In view of the foregoing factors, the Company has concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of September 30, 2015 and December 31, 2014.

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct, incremental banking, legal and accounting fees relating to the initial public offering ("IPO"), are capitalized within long-term assets. The deferred issuance costs will be offset against IPO proceeds upon the consummation of the offering. In the event the offering is terminated, deferred offering costs will be expensed. As of September 30, 2015 and December 31, 2014, the Company has recorded deferred offering costs related to a consultant totaling $150,000 and $75,000, respectively.

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2015 and December 31, 2014, the fair value of cash, accounts receivable, accounts payable and accrued expenses approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Concentrations, Risks, and Uncertainties

Business Risk

The Company is subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

The Company is headquartered and operates in the United States. To date, the Company has generated limited revenues from operations. As the Company generates significant revenues from operations, business activities will also include Australia and Asia and geographic segment reporting will be provided. There can be no assurance that the Company will be able to successfully continue to manufacture its products and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, price of raw material, competition, governmental and political conditions, and changes in regulations. Because the Company is dependent on foreign trade in Australia and Asia, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to risk of restrictions on transfer of funds, domestic and international customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

The Company has business activities in Australia and Asia, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between USD and the Australian currency AUD. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Aggregate net foreign currency transactions included in the income statement was immaterial for the nine months ended September 30, 2015 and 2014.

Interest rate risk

Financial assets and liabilities do not have material interest rate risk.

Credit risk

The Company is exposed to credit risk from its cash in bank and accounts receivable. The credit risk on cash in banks is limited because the counterparties are recognized financial institutions.

The Company had one customer that accounted for 10% or more of total revenue, comprising 100.0% and 67.5% of total revenue, for the nine months ended September 30, 2015 and 2014, respectively. The Company had no accounts receivable at September 30, 2015. The Company had one customer that accounted for 10% or more of total accounts receivable at December 31, 2014 comprising 100.0% of total accounts receivable.

Foreign currency risk

The Company has transactions settled in AUD and British Pound. Thus, the Company has foreign currency risk exposure.

NOTE 4 – INVENTORY

Inventories consist of loose sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry and loose sapphire jewels held as samples. Inventories are stated at the lower of cost or market on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. The Company appraises its inventory on an annual basis to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the appraised value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time and are not subject to fashion trends. As of September 30, 2015, based on management’s review, and December 31, 2014, based on the annual appraisal of the inventory, the estimated fair market value approximated cost.

Inventory includes $51,302 of samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the trademarks “Reign” and “Reign Opulence” (collectively “Trademarks”). The Trademarks were purchased on June 30, 2015 from a third party in exchange for 1,000,000 shares of the Company’s restricted stock, valued at $250,000 (based on the estimated fair value of the stock on the date of grant) plus $10,000 accrued in accounts payable in the accompanying Balance Sheet at September 30, 2015 for the purchase of two trademarks. The Company has recorded a total of $260,000 as intangible assets in the accompanying Balance Sheet at September 30, 2015. Intangible assets are amortized over the estimated useful life of the trademarks. There was no amortization expense for the nine months ended September 30, 2015 and 2014 as amortization of the Trademarks will begin when the Company launches its website and begins to market the trademarked names.

NOTE 6 – ADVANCE FROM SHAREHOLDER

The Company borrows funds from the Company’s Director for working capital purposes from time to time. The Company has recorded the principal balance due of $51,004 and $83,641 under Advance From Shareholder in the accompanying Balance Sheets at September 30, 2015 and December 31, 2014, respectively. The Company received advances of $6,000 and $48,000 and no repayments for the nine months ended September 30, 2015 and 2014. During the nine months ended September 30, 2015, the CEO received $38,637 of the Company’s cash receipts on accounts receivable directly from a customer. These amounts reduced advance from shareholder. Advances are non-interest bearing and due on demand. Past loans and advances from our Director were not made pursuant to any loan agreements or promissory notes, nor will any future loans and advances from our Director be made pursuant to loan agreements or promissory notes.

NOTE 7 – stock transactionS

On July 15, 2015, the Company issued a total of 618,000 restricted common shares, valued at $154,500 (based on the estimated fair value of the stock on the date of grant) for marketing, investor relations, and outside consulting services.

On July 15, 2015, the Company issued 10,000 restricted common shares, valued at $2,500 (based on the estimated fair value of the stock on the date of grant) to a Brother-in-law of our CEO for marketing services.

On June 30, 2015, the Company issued an aggregate of 1,000,000 shares of restricted common stock to an unrelated third party, valued at $250,000 (based on the estimated fair value of the stock on the date of grant) for the purchase of trade marks (see Note 5).

In February and March 2015, the Company issued an aggregate of 300,000 shares of restricted common stock, valued at $75,000 (based on the estimated fair value of the stock on the date of grant) for legal services associated with the Company’s initial public offering. The Company has recorded the $75,000 as Deferred Offering Costs in the accompanying Balance Sheet at September 30, 2015.

In February 2015, the Company issued 40,000 shares of restricted common stock, valued at $10,000 (based on the estimated fair value of the stock on the date of grant) to outside consultants for services rendered and recorded within general and administrative expenses in the Statements of Operations.

NOTE 8 – STOCK BASED COMPENSATION

2015 Equity Incentive Plan

On May 1, 2015 the board of directors and stockholders of the Company authorized the adoption and implementation of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company's stockholders. Under the 2015 Plan, an aggregate of 10,000,000 shares of our common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. The exercise price for each option may not be less than fair market value of the common stock on the date of grant, and shall vest as determined by the Company’s Board of Directors but shall not exceed a ten-year period.

On May 1, 2015 (“Grant Date”), the Company granted to its CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The options will vest 50% on the first anniversary of the Grant Date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the Grant Date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by the Company from the Grant Date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of the Company’s common stock subject to the Option shall fully vest if the Company shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by the Company pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the Grant Date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. The Company recognized expense of $524,163 and $871,706 for the three and nine months ended September 30, 2015, respectively, within stock based compensation – related party in the accompanying Statement of Operations with the remaining $1,628,294 to be recognized over the remaining vesting period.

Management used the Black-Scholes valuation model to value the options with known inputs for option term exercise price and stock price and assumptions for expected volatility rate; dividend rate; and risk free interest rate. The table summarizes the Black-Scholes assumptions used in the valuation of the options issued:

Nine Months Ended September 30, 2015

Expected dividend yield	0.00%
Expected stock-price volatility	35.6%
Risk-free interest rate	1.87%
Expected term of options (years)	6
Stock price	$0.25
Exercise price	$0.005

Expected dividend yield. The Company bases the expected dividend yield assumption on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends on the Company’s common stock.

Expected stock-price volatility. The Company’s our common stock has never been publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term.

Risk-free interest rate. The Company bases the risk-free interest rate assumption on observed interest rates appropriate for the expected term of the stock option grants.

Expected term of options. The expected term of options represents the period of time that options are expected to be outstanding. Because the Company does not have historic exercise behavior, the Company determines the expected life assumption using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period.

Stock price. Determined from third party transactions through the purchase of inventory or services provided to us by outside consultants.

The following represents a summary of the Options outstanding at September 30, 2015 and changes during the period then ended:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	-	$-	$-
Granted	10,000,000	0.005	2,450,000
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at September 30, 2015	10,000,000	$0.005	$2,450,000
Exercisable at September 30, 2015	-	$-	$-
Expected to be vested	10,000,000	$0.005	$-

NOTE 9 – Related Party Transactions

Other than as set forth below, and as disclosed in Notes 6, 7, and 8, the Company has not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest.

Employment Agreements

The Company previously had a consulting agreement with its CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by an employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If the Company terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $45,000 and $0 and consulting fees of $0 and $30,000 for the three months ended September 30, 2015 and 2014, respectively, and compensation expense of $75,000 and $0 and consulting fees of $45,000 and $90,000 for the nine months ended September 30, 2015 and 2014, respectively. Deferred compensation totaling $304,000 and $184,000 as of September 30, 2015 and December 31, 2014, respectively, is included in Accrued Compensation in the accompanying Balance Sheets.

The Company previously had a consulting agreement with its secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two month notice in writing. The Secretary is the spouse of the CEO. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by an employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If the Company terminates the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $20,000 and $0 and consulting fees of $0 and $15,000 for the three months ended September 30, 2015 and 2014, respectively, and compensation expense of $33,333 and $0 and consulting fees of $21,667 and $45,000 for the nine months ended September 30, 2015 and 2014, respectively. Deferred compensation totaling $147,000 and $92,000 as of September 30, 2015 and December 31, 2014, respectively, is included in Accrued Compensation in the accompanying Balance Sheets.

Through September 30, 2015, the Company has not made any cash payments pursuant to these agreements.

The Company has accrued unpaid amounts related to business expenses paid by the CEO on behalf of the Company. Unpaid business expenses totaling $336,900 and $103,194 as of September 30, 2015 and December 31, 2014, respectively, is included in Accounts Payable – Related Party in the accompanying Balance Sheet.

NOTE 10 – EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

Basic earnings (loss) per share are computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Basic and diluted earnings (loss) per share are the same since the Company had net losses for all periods presented and including the additional potential common shares would have an anti-dilutive effect.

The following table sets forth the computation of basic and diluted net income per share:

	For the Nine Months Ended September 30,
	2015	2014
	(unaudited)	(unaudited)

Net loss attributable to the common stockholders	$(1,441,170)	$(246,841)

Basic weighted average outstanding shares of common stock	30,635,846	27,870,996
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	30,635,846	27,870,996

Earnings (loss) per share:
Basic and diluted	$(0.05)	$(0.01)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company has month-to month leases for its headquarters and its sales and marketing office. The total rent is approximately $2,700 per month.

Rent expense was approximately $28,200 and $24,400 for the nine months ended September 30, 2015 and 2014, respectively.

Legal

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this report. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, intentions, and beliefs. Our actual results may differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this report, and you should not place undue certain on these forward-looking statements, which apply only as of the date of this report.

We are an emerging growth company as defined in Section 2(a) (19) of the Securities Act. Pursuant to Section 107 of the Jumpstart Our Business Startups Act, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, meaning that we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to take advantage of the extended transition period for complying with new or revised accounting standards applicable to public companies to delay adoption of such standards until such standards are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Historical Development

Reign Sapphire Corporation (“RSC”) was established on December 15, 2014 in the State of Delaware as a “mines-gate to retail” model for sapphires – rough sapphires to finished jewelry; a color gemstone brand; and a jewelry brand featuring Australian Sapphires.

We have developed relationships with a number of commercial miners in Australia and purchase rough sapphires in bulk, directly from these commercial miners. We outsource the processing of the rough material to facilities in Asia that meet our quality and ethical criteria and standards, We engage the services of a quality control specialist based in Asia to assist in this process. The outsourced processing includes sorting rough parcels of sapphires and cutting and polishing rough stones. We believe that consumers will appreciate that our sapphires come from a verified source and are processed under our oversight and supervision.

We started as UWI Holdings Corporation (previously known as Australian Sapphire Corporation) (“UWI”) and was established on May 31, 2013 in the Province of New Brunswick, Canada and listed on the GXG Markets in the UK.

On December 31, 2014, UWI entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with us, pursuant to which UWI transferred all of its net assets to us. The sole shareholder of UWI along with his spouse retained 100% ownership of Reign and were issued 27,845,000 of Reign common shares in exchange for the 16,000,250 outstanding shares of UWI. There was no significant tax consequence to this exchange. As a result, we are considered to be the continuation of the predecessor UWI. All historical financial information prior to the reorganization is that of UWI. While UWI was previously known as “Australian Sapphire Corporation”, the “Australian Sapphire Corporation” referred to elsewhere in this filing as a current shareholder of the Company is a different entity, a California corporation, formed by Mr. Segelman to hold shares of the Company engage in gemstone marketing consultancy.

Prior to the reorganization, we were authorized to issue 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. On May 8, 2015, our articles of incorporation were amended to increase the authorized common shares to 100,000,000 and preferred shares to 10,000,000.

For share and earnings per share information, we have retroactively restated per share and the outstanding shares for weighted average shares used in the basic and diluted earnings per share calculations for all periods presented, as a result of the reorganizations.

We began our planned principal operations, and accordingly, we have prepared our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Recent Developments

Financing Transactions

We started as UWI (previously known as Australian Sapphire Corporation) which was established on May 31, 2013 in the Province of New Brunswick, Canada. On December 31, 2014, UWI entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with Reign, pursuant to which UWI transferred all of its net assets to Reign. The sole shareholder of UWI along with his spouse retained 100% ownership of Reign and were issued 27,845,000 of Reign common shares in exchange for the 16,000,250 outstanding shares of UWI. There was no significant tax consequence to this exchange. As a result, Reign is considered to be the continuation of the predecessor UWI. All historical financial information prior to the reorganization is that of UWI. While UWI was previously known as “Australian Sapphire Corporation”, the “Australian Sapphire Corporation” referred to elsewhere in this filing as a current shareholder of the Company is a different entity, a California corporation, formed by Mr. Segelman to hold shares of the Company engage in gemstone marketing consultancy.

Prior to the reorganization, our articles of incorporation were authorized to issue 50,000,000 shares of common stock, each having a par value of $0.0001, with each share of common stock entitled to one vote for all matters on which a shareholder vote is required or requested. We were also authorized to issue 5,000,000 shares of Preferred Stock, each having a par value of $0.0001. On May 8, 2015, our articles of incorporation were amended to increase the authorized common shares to 100,000,000 and preferred shares to 10,000,000.

For share and earnings per share information, we have retroactively restated per share and the outstanding shares for weighted average shares used in the basic and diluted earnings per share calculations for all periods presented, as a result of the reorganizations.

Our Board of Directors are authorized to provide for the issue of any and all of the unissued and undesignated shares of the Preferred Stock in one or more series, and to fix the number of shares and to determine or alter for each series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and qualifications, limitations, or restrictions thereof, as shall be stated an expressed in the resolution adopted by the Board of Directors providing for the issuance of such shares and as may be permitted by the Delaware General Corporation Law.

On July 15, 2015, we issued a total of 618,000 restricted common shares, valued at $154,500 (based on the estimated fair value of the stock on the date of grant) for marketing, investor relations, and outside consulting services.

On July 15, 2015, we issued 10,000 restricted common shares, valued at $2,500 (based on the estimated fair value of the stock on the date of grant) to a Brother-in-law of our CEO for marketing services.

On June 30, 2015, the Company issued an aggregate of 1,000,000 shares of restricted common stock to an unrelated third party, valued at $250,000 (based on the estimated fair value of the stock on the date of grant) plus $10,000 accrued in accounts payable for the purchase of two trademarks. The Company has recorded a total of $260,000 as intangible assets in the accompanying Balance Sheet at September 30, 2015.

In February and March 2015, we issued an aggregate of 300,000 shares of restricted common stock, valued at $75,000 (based on the estimated fair value of the stock on the date of grant) for legal services associated with our initial public offering.

In February 2015, we issued 40,000 shares of restricted common stock, valued at $10,000 (based on the estimated fair value of the stock on the date of grant) to outside consultants for services rendered.

On December 30, 2014, we issued 1,200,000 restricted common shares to an unrelated third party for the purchase of inventory with an estimated fair market value of $300,000. We valued the shares based on the estimated fair market value of the inventory, which was more readily determinable than the fair value of the stock.

In fiscal year 2014, we issued 85,000 shares of restricted common stock, valued at $16,800 (based on the estimated fair value of the stock on the date of grant) to outside consultants for services rendered.

In fiscal year 2014, we issued 400,000 shares of restricted common stock, valued at $64,400 (based on the estimated fair value of the stock on the date of grant) to outside consultants for services to be rendered, recorded.

On December 31, 2014, the Company issued 25,000 shares of restricted common stock, valued at $6,250 (based on the estimated fair value of the stock on the date of grant) to a Brother-in-law of the Company’s CEO for services rendered.

On December 31, 2014, we issued 300,000 shares of restricted common stock, valued at $75,000 (based on the estimated fair value of the stock on the date of grant) for legal services associated with our initial public offering.

Stock Based Compensation

On May 1, 2015 (“Grant Date”), the Company issued to its Chief Executive Officer and director (“CEO”), options to purchase 10,000,000 shares of our common stock under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). We recognized expense of $524,163 and $871,706 for the three and nine months ended September 30, 2015, respectively, within stock based compensation – related party in the Statement of Operations.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us on which to base an evaluation of our performance. To date, we have not generated significant revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to increases in the cost of services. To become profitable and competitive, we must receive additional capital. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue operations.

Overview of Presentation

The following Management’s Discussion and Analysis (“MD&A”) or Plan of Operations includes the following sections:

•	Plan of Operations

•	Results of Operations

•	Liquidity and Capital Resources

•	Capital Expenditures

•	Going Concern

•	Critical Accounting Policies

•	Off-Balance Sheet Arrangements

Reign Sapphire Corporation was established as a “mines-gate to retail” model for sapphires - rough sapphires to finished jewelry; a color gemstone brand; and a jewelry brand featuring Australian Sapphires.

RSC purchases rough sapphires in bulk directly from commercial miners in Australia. RSC intends to oversee each step of the process as the stones go from the miners-gate to the consumer as Reign Sapphire jewelry.

The processing of rough Australian Sapphires is done at our contract cutting factories in Asia. The processing includes sorting rough parcels of sapphires and cutting and polishing rough stones.

Reign Sapphires is the Reign Sapphire Corporation’s color gemstone brand. We intend to launch our inaugural Reign Sapphires jewelry collection via our website www.reignsapphires.com in the first quarter of 2016. The sample Jewelry collection has been designed and manufactured and is ready for production.

Reign Sapphire Corporation’s core values are to offer consumers conflict free sapphires; sapphires that are mined from a verified source; sapphires that have been procured directly from miners, sapphires that are ethically processed and sapphires that are natural (not synthetic). In addition, RSC intends to feature exclusively Australian sapphires in our initial jewelry collections. The company has sufficient inventory to launch the sample collection.

The design direction for the collection we intend to offer is reflective of old Hollywood glamour meeting turn of the century. The inaugural collections we intend to offer are Reign Day-to-Night; featuring classic & timeless pieces designed to complement versus take over and Reign Red-Carpet; featuring bold designs, made for the stars to hold a time and place in Hollywood’s history.

We intend to position Reign Sapphires as premium brand in the price point and company of: Cartier; Harry Winston; Roberto Coin; Van Cleef & Arpels and Bvlgari. We believe that our competitors advantages include: History & Heritage; Strong E-Commerce and mobile presence; Wholesale & Flagship retail presence; Strong social presence; Range of ancillary product offerings; Strong PR & Marketing efforts; Balanced range of price points across the board; Consumer trust & recognition.

We intend to set Reign Sapphires apart with Strong brand identity & visuals, unique design & quality and brand awareness through traditional and social media.

The Company intends to focus its marketing initiatives on: (1) Business-to-Consumer (“B2C”) marketing to attract customers to the reignsapphires.com website, (2) Business-to-Business (“B2B”) marketing and sales efforts, to establish exclusive distribution partners, and eventually (3) building a strong retail presence to market the products directly to consumers on a retail level.

The Company’s intends to launch a collection that includes rings, bracelets, and necklaces; featuring predominantly 1.5mm to 2.5mm diamond and princess cut sapphire melees. The Company intends to market the Red Carpet collection to households with annual income of $100,000 and greater and the Day-to-Night collection to households with income of $60,000 to $100,000.

The Company intends to initially focus marketing efforts in the U.S. and upon encountering three years of year on year growth in the U.S. with online, wholesale, and retail sales, the Company intends to expand its retail marketing efforts internationally.

We believe that the cutting factories have sufficient capabilities to process the rough material required to supply the jewelry manufacturer with orders for our inaugural collection. We have prepared the CAD renderings, castings and molds required to mass-produce our jewelry. We have completed our market research and have retained the services of a publicist and marketing specialist to launch and promote Reign Sapphires, we have also identified the approximate location of our initial flagship location.

We will require a minimum of $2,500,000 to implement the business plan and intend to raise the additional funds needed to implement this plan but have no agreement in place or plans in place to raise such funds.

Strategy

Reign Sapphire Corporation intends to set itself apart from its competition by marketing three core offerings: a direct from the “mines-gate to retail” model for sapphires - rough sapphires to finished jewelry; a color gemstone brand; and a jewelry brand featuring Australian Sapphires.

We intend to promote Reign Sapphires as conflict free, ethically processed and natural. We also intend to make video footage and pictures of the process available to consumers via our website www.reignsapphires.com.

The Company intends to focus primarily on the conflict free, procured from a verified source element well as quality and design.

Products

The Company’s intends to launch two inaugural collections: Reign Day-to-Night; featuring classic & timeless pieces designed to complement versus take over and Reign Red-Carpet; featuring bold designs, made for the stars to hold a time and place in Hollywood’s history. The Company intends to include in these collections rings, bracelets, and necklaces; using predominantly 1.5mm to 2.5mm diamond and princess cut sapphire melees.

Market Opportunities & Marketing Strategy

The Company intends to market the Red Carpet collection to households with annual income of $100,000 and greater and the Day-to-Night collection to households with income of $60,000 to $100,000.

Demand for the industry’s products is largely driven by the needs and preferences of consumers, along with variations in the level of disposable income allocated toward their purchases. The Company intends to eventually also capitalize on fashion market opportunities by having a lower price point silver jewelry collection.

The Company intends to focus its marketing initiatives on: (1) Business-to-Consumer (“B2C”) marketing to attract customers to the reignsapphires.com website, (2) Business-to-Business (“B2B”) marketing and sales efforts, to establish distribution partners such as high-end fashion retailers, and eventually (3) building a strong retail presence to market the products directly to consumers on a retail level. The Company intends to initially focus marketing efforts in the U.S. and upon encountering three years of year on year growth in the U.S. with online, wholesale, and retail sales, the Company intends to expand its marketing efforts internationally.

The Company intends to attract retail customers to the reignsapphires.com website by spreading awareness of the company and its offerings by engaging the services of a digital marketing specialist and social media specialist. The company also intends to hire a publicist as well as a marketing and branding specialist to manage print advertising campaigns and seasonal promotional activities. The Company intends to identify ideal locations for retail flagship stores that contain a large volume of walk-by traffic in communities with upper income residents.

The Company intends to form limited wholesale partnerships with retailers to sell the products at their retail boutiques, the benefit to Reign Sapphires is the promotion of the Company brand at the consumer level until we are in a position to open our own flagship stores. Prior to launching the Company’s sales campaign, the Company intends to develop and use association strategy to identify appropriate and strategic partners for co-marketing opportunities.

Plan of Operations

We had no significant operating revenues through September 30, 2015. We expect to have operating revenues in the first half of 2016 as we launch our B2C marketing initiative. Revenues will be predominately the result of fine jewelry sales. At September 30, 2015 our cash balance was negligible.

Our plan of operations consists of:

•	Launch of our B2B marketing and sales efforts through the use of distribution partners and high-end fashion retailers agreements.

•	Launch of our B2C marketing and sales efforts through the use of internet marketing, print advertising, promotions, and signage agreements.

•	Raising additional capital with which to expand the sales and administrative infrastructure and fund ongoing operations until our operations generate positive cash flow.

In order to enable us to generate revenue within 12 months, our activities and milestones for the next 12 months include:

•	the development, creation and launch of a lifestyle visual marketing campaign (achieved through the engagement of a branding specialist, marketing consultant and creative director);
•	the development and roll-out of an E commerce platform and online experience (achieved through the engagement of a digital marketing specialist and E commerce specialist company);
•	the development and execution of a digital media marketing strategy (achieved through the engagement of a digital media specialist) and
•	the roll-out of red carpet placements and editorial activities (achieved through the engagement of a luxury markets publicist).

These marketing and promotional activities will take place concurrently and will be ongoing over the 12 months at a cost of $750,000. This is in addition to day-to-day operations and hiring of additional team members, financial activities and strategies at a cost of $675,000 over the next 12 months.

We also intend to continue to develop the Reign collection over the next 12 months as well as manufacture additional sample sets of the collection and produce and maintain inventory at a cost of $225,000.

Over the next 12 months we intend to purchase rough sapphires from commercial miners in Australia and process the rough material into cut gemstones and finished jewelry. The estimated cost of such purchases is $900,000; however, these costs will be recouped upon fulfillment of orders for our finished jewelry.

How We Generate Revenue

We recognize revenue at the time of sale. Revenues are presented net of refunds and known credits.

We currently have no retail sales or operational retail website. Revenue generated to date has been as a result of wholesale sales of loose gemstones; we intend to continue with wholesale sales of loose gemstones to a number of customers with one major customer contributing the bulk of our revenue until we are ready to launch our jewelry collection direct to consumers in early 2016.

General and administrative expenses consist of the cost of customer service, billing, cost of information systems and personnel required to support our operations and growth.

Depending on the extent of our future growth, we may experience significant strain on our management, personnel, and information systems. We will need to implement and improve operational, financial, and management information systems. In addition, we are implementing new information systems that will provide better record-keeping, customer service and billing. However, there can be no assurance that our management resources or information systems will be sufficient to manage any future growth in our business, and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

Results of Operations

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Revenue

Revenue decreased by $13,484, or 100.0%, to $0 for the three months ended September 30, 2015 from $13,484 for the three months ended September 30, 2014. To date, revenues have been generated through the sale of loose sapphires. Although we will continue to sell loose sapphires, we will focus on our primary business of placing the loose sapphires in jewelry settings. Therefore, we had no revenue in the current quarter.

Cost of Sales

Cost of sales decreased by $4,709, or 100.0%, to $0 for the three months ended September 30, 2015 from $4,709 for the three months ended September 30, 2014. To date, cost of sales has been generated through the sale of loose sapphires. Although we will continue to sell loose sapphires, we will focus on our primary business of placing the loose sapphires in jewelry settings. Therefore, we had no cost of sales in the current quarter.

Operating expenses

Operating expenses increased by $729,456, or 837.5%, to $816,559 for the three months ended September 30, 2015 from $87,103 for the three months ended September 30, 2014 primarily due to increases in stock based compensation – related party of $524,163, consulting services costs of $55,325, investor relations costs of $107,500, rent of $1,451, professional fees of $9,304, marketing costs of $28,000, and general and administration costs of $3,713 as a result of adding administrative infrastructure, primarily consulting, marketing, and investor relations, for our current and anticipated sales growth.

For the three months ended September 30, 2015, we had stock based compensation – related party of $524,163, marketing expenses of $28,000, and general and administrative expenses of $264,396 primarily due to consulting costs of $104,350, investor relations costs of $107,500, travel expenses of $15,403, rent of $9,745, professional fees of $15,104, and general and administration costs of $12,293 as a result of adding administrative infrastructure, primarily consulting, marketing, and investor relations, for our current and anticipated sales growth.

For the three months ended September 30, 2014, we had general and administrative expenses of $87,103 primarily due to consulting costs of $49,025, travel expenses of $19,885, rent of $8,294, professional fees of $5,799, and general and administration costs of $4,100 as a result of startup marketing initiatives and adding administrative infrastructure.

Net loss before income taxes

Net loss before income taxes for the three months ended September 30, 2015 totaled $816,559 and $78,328 for the three months ended September 30, 2014 primarily due to stock based compensation – related party, consulting services costs, rent, travel costs, professional fees, marketing costs, investor relations costs, and general and administration costs.

Assets and Liabilities

Assets were $880,873 as of September 30, 2015. Assets consisted primarily of cash of $559, inventory of $459,823 which includes samples inventory of $51,302, prepaid expenses of $7,892, computer equipment of $2,599, intangible assets of $260,000, and deferred offering costs of $150,000. Liabilities were $858,904 as of September 30, 2015. Liabilities consisted primarily of accrued compensation-related party of $451,000, accounts payable – related party of $336,900, accounts payable of $20,000, and advance from shareholder of $51,004.

Stockholders’ Equity

Stockholders’ equity was $21,969 as of September 30, 2015. Stockholder’s equity consisted primarily of shares issued to founders for cash of $119,000, shares issued to founders for inventory of $150,000, shares issued to founders for services of $250, stock issued for services of $190,050, stock issued for future services of $64,400, stock issued for inventory of $300,000, stock issued for intangible assets of $250,000, stock issued for deferred offering costs of $150,000, and stock based compensation – related party of $871,706, offset primarily by the accumulated deficit at September 30, 2015 of $2,073,437.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Revenue

Revenue decreased by $12,974, or 30.8%, to $29,207 for the nine months ended September 30, 2015 from $42,181 for the nine months ended September 30, 2014. Through June 2015, revenues have been generated through the sale of loose sapphires. Although we will continue to sell loose sapphires, we will focus on our primary business of placing the loose sapphires in jewelry settings. Therefore, our revenue has decreased in the nine months ended September 30, 2015 compared to 2014.

Cost of Sales

Cost of sales decreased by $5,975, or 37.6%, to $9,930 for the nine months ended September 30, 2015 from $15,905 for the nine months ended September 30, 2014. Through June 2015, cost of sales have been generated through the sale of loose sapphires. Although we will continue to sell loose sapphires, we will focus on our primary business of placing the loose sapphires in jewelry settings. Therefore, our cost of sales has decreased in the nine months ended September 30, 2015 compared to 2014.

Operating expenses

Operating expenses increased by $1,187,330, or 434.7%, to $1,460,447 for the nine months ended September 30, 2015 from $273,117 for the nine months ended September 30, 2014 primarily due to increases in stock based compensation – related party of $871,706, consulting services costs of $103,977, investor relations costs of $107,500, rent of $3,786, professional fees of $51,874, marketing costs of $34,933, and general and administration costs of $8,193 as a result of adding administrative infrastructure, primarily consulting, marketing, and investor relations, for our current and anticipated sales growth.

For the nine months ended September 30, 2015, we had stock based compensation – related party of $871,706, marketing expenses of $40,500, and general and administrative expenses of $548,241 primarily due to consulting costs of $247,900, investor relations costs of $107,500, travel expenses of $53,849, rent of $28,152, professional fees of $75,785, and general and administration costs of $35,055 as a result of adding administrative infrastructure, primarily consulting, marketing, and investor relations, for our current and anticipated sales growth.

For the nine months ended September 30, 2014, we had marketing expenses of $5,567, and general and administrative expenses of $267,550 primarily due to consulting costs of $143,923, travel expenses of $56,099, rent of $24,366, professional fees of $23,911, and general and administration costs of $19,251 as a result of startup marketing initiatives and adding administrative infrastructure.

Net loss before income taxes

Net loss before income taxes for the nine months ended September 30, 2015 totaled $1,441,170 and $246,841 for the nine months ended September 30, 2014 primarily due to stock based compensation – related party, consulting services costs, rent, travel costs, professional fees, marketing costs, investor relations costs, and general and administration costs.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $1,539 in the nine months ended September 30, 2015 resulting from cash provided by financing activities of $6,000, offset partially by cash used in operating activities of $4,461.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	For the Nine Months Ended September 30,
	2015	2014
	(unaudited)	(unaudited)
Net cash provided by (used in):
Operating activities	$(5,536)	$(45,597)
Investing activities	-	-
Financing activities	6,000	48,000

Net increase in cash	$464	$2,403

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Cash Flows from Operating Activities – For the nine months ending September 30, 2015, net cash used in operations was $5,536. Net cash used in operations was primarily due to a net loss of $(1,441,170), offset primarily by stock based compensation – related party of $871,706, the estimated fair market value of stock issued for services of $167,000, the amortization of stock issued for future services of $44,275, depreciation expense of $866, and the changes in operating assets and liabilities of $352,862, primarily due to the increase in accrued compensation - related party of $175,000, accounts payable –related party of $191,440, inventory of $4,952, accounts payable of $10,000, offset primarily by accounts receivable of $29,206 and prepaid expenses of $399.

Cash Flows from Financing Activities – For the nine months ending September 30, 2015, net cash provided by financing was $6,000 compared to net cash provided by financing of $48,000 for the nine months ending September 30, 2014. The net cash provided by financing activities for the nine months ending September 30, 2015 and 2014 were mainly due to advances from shareholder of $6,000 and $48,000, respectively.

Financing – We expect that our current working capital position, together with our expected future cash flows from operations will be insufficient to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks (see “Risk Factors”), and there can be no assurance that we will not require additional funding in the future.

We have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any other material capital expenditures. However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all. Due to the ongoing global economic crisis, we believe it may be difficult to obtain additional financing if needed. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Short-Term Financing

Advance from Shareholder

We borrow funds from our CEO/Director for working capital purposes from time to time. As of September 30, 2015, we have recorded the principal balance due of $51,004 in Advance From Shareholder. We received advances of $6,000 and $48,000, and no repayments for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, the CEO received $38,637 of our cash receipts on accounts receivable directly from a customer. These amounts reduced advance from shareholder. Advances are non-interest bearing and due on demand. Past loans and advances from our CEO/Director were not made pursuant to any loan agreements or promissory notes, nor will any future loans and advances from our CEO/Director be made pursuant to loan agreements or promissory notes.

Stock Transactions

On July 15, 2015, we issued a total of 618,000 restricted common shares, valued at $154,500 (based on the estimated fair value of the stock on the date of grant) for marketing, investor relations, and outside consulting services.

On July 15, 2015, we issued 10,000 restricted common shares, valued at $2,500 (based on the estimated fair value of the stock on the date of grant) to a Brother-in-law of our CEO for marketing services.

On June 30, 2015, we issued an aggregate of 1,000,000 shares of restricted common stock to an unrelated third party, valued at $250,000 (based on the estimated fair value of the stock on the date of grant) plus $10,000 accrued in accounts payable for the purchase of two trademarks. We have recorded a total of $260,000 as intangible assets in the accompanying Balance Sheet at September 30, 2015.

In February and March 2015, we issued 300,000 shares of restricted common stock, valued at $75,000 (based on the estimated fair value of the stock on the date of grant) for legal services associated with our initial public offering.

In February 2015, we issued 40,000 shares of restricted common stock, valued at $10,000 (based on the estimated fair value of the stock on the date of grant) to outside consultants for services rendered.

Stock Based Compensation

On May 1, 2015 our board of directors and stockholders authorized the adoption and implementation of the 2015 Plan. The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors to us and our related companies by providing them the opportunity to acquire a proprietary interest in us and to link their interests and efforts to the long-term interests of our stockholders. The material terms of the 2015 Plan are summarized in “Executive Compensation Plans and Other Benefit Plans” in this filing. Under the 2015 Plan, 10,000,000 shares of our common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards.

On Grant Date, we issued our CEO, options for 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The options will vest 50% on the first anniversary of the Grant Date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the Grant Date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by us from the Grant Date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of our common stock subject to the Option shall fully vest if we shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by us pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the Grant Date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. The Company recognized expense of $871,706 for the nine months ended September 30, 2015 within stock based compensation – related party in the Statement of Operations with the remaining $1,628,294 to be recognized over the remaining vesting period.

We used the Black-Scholes valuation model to value the options with known inputs for option term exercise price and stock price and assumptions for expected volatility rate; dividend rate; and risk free interest rate. The table summarizes the Black-Scholes assumptions used in the valuation of the options issued:

Nine Months Ended September 30, 2015

Expected dividend yield	0.00%
Expected stock-price volatility	35.6%
Risk-free interest rate	1.87%
Expected term of options (years)	6
Stock price	$0.25
Exercise price	$0.005

Expected dividend yield. We base the expected dividend yield assumption on the fact that we have never paid cash dividends and has no present intention to pay cash dividends on our common stock.

Expected stock-price volatility. As our common stock has never been publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within our industry that we consider to be comparable to our business over a period approximately equal to the expected term.

Risk-free interest rate. We base the risk-free interest rate assumption on observed interest rates appropriate for the expected term of the stock option grants.

Expected term of options. The expected term of options represents the period of time that options are expected to be outstanding. Because we do not have historic exercise behavior, we determine the expected life assumption using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period.

Stock price. Determined from third party transactions through the purchase of inventory or services provided to us by outside consultants.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of our business.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

Our independent registered accounting firm has added an explanatory paragraph to their audit opinion issued in connection with our financial statements. We had an accumulated deficit of approximately $2,073,000 and $632,000 at September 30, 2015 and December 31, 2014, respectively, had a net loss of approximately $1,441,000 and $247,000 for the nine months ended September 30, 2015 and 2014, respectively, and net cash used in operating activities of approximately ($6,000) and ($46,000) for the nine months ended September 30, 2015 and 2014, respectively, with limited revenue earned since inception.

While we are attempting to expand operations and increase revenues, our cash position may not be significant enough to support our daily operations. We intend to raise additional funds by way of a public or private offering. We believe that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues. Our current burn rate to maintain the minimal level of operations for us to be in a position to execute our business plan upon funding is anticipated to be no greater than $25,000 per month in cash and Joseph Segelman, our President and CEO, has agreed to underwrite these costs until we are able to begin execution of our business plan. In addition, until we begin execution of our business plan, we will continue to defer and accrue salaries and thus will not require cash to make payments under employment agreements.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

The Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results.

The following are deemed to be the most significant accounting policies affecting us.

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: inventory valuation, common stock and option valuation, and the recoverability of intangibles. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Revenue Recognition

We recognize revenues in accordance with FASB ASC Topic 605, “Revenue Recognition”, and with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.

Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured.

We recognize revenue from product sales when the product is received and accepted by the customer, provided that collection of the resulting receivable is reasonably assured. While the products are being transported and delivered to the customer and until the products are accepted by the customer, the suppliers bear the risk of loss. Credit is granted generally for terms of 7 to 90 days, based on credit evaluations.

We currently have no return policy. We are currently evaluating our return policy to be more in line with industry standards.

Accounts Receivable

We record trade receivables when revenue is recognized. When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. At September 30, 2015 and December 31, 2014, we had no allowance for doubtful accounts. For the nine months ended September 30, 2015 and 2014, there were no accounts written-off.

Inventories

Inventories are stated at the lower of cost or market on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Our inventory consists of loose sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of September 30, 2015 and December 31, 2014, inventory consists of loose sapphire jewels and loose sapphire jewels held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. We appraise our inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, we review the inventory each quarter against industry prices from gem-guide and if there is a potential impairment, we would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the appraised value of the sapphires could be significantly lower from the current estimated fair value. Our loose sapphire jewels do not degrade in quality over time and are not subject to fashion trends. In view of the foregoing factors, we have concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of September 30, 2015 and December 31, 2014, respectively.

Income Taxes

We account for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on our balance sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. We must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Changes in our valuation allowance in a period are recorded through the income tax provision on the statements of operations.

From the date of our inception we adopted ASC 740-10-30. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10, we recognized no material adjustment in the liability for unrecognized income tax benefits.

Stock Based Compensation

Issuances of our common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. However, situations may arise in which counter performance may be required over a period of time but the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instruments fully vested on the date of agreement, we determine such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying statement of operations over the contract period. When it is appropriate for us to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our statements of operations and comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2015 and December 31, 2014, the fair value of inventory, accrued compensation - related party, and advance from shareholder approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance regarding management’s responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We do not expect that the adoption of this ASU to have a material effect on our financial position, operations, or cash flows.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. In addition, ASU 2014-10 requires an entity that has not commenced principal operations to provide disclosures about the risks and uncertainties related to the activities in which the entity is currently engaged and an understanding of what those activities are being directed toward. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. We have elected to adopt this ASU and its adoption resulted in the removal of previously required development stage disclosures. Adoption of this ASU did not impact our financial position, operations or cash flows.

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, which will update Codification topic: Revenue from Contracts with Customers. The principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Management is currently evaluating the impact ASU 2014-09 will have on our financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". This standard update requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented.  Adoption of this ASU is not expected to have a material effect on our financial position, operations or cash flows.

Future Contractual Obligations and Commitment

As of September 30, 2015, we had no future contractual obligations and commitments. Future contractual obligations and commitments are based on the terms of the relevant agreements and appropriate classification of items under U.S. GAAP as currently in effect. Future events could cause actual payments to differ from these amounts.

We incur contractual obligations and financial commitments in the normal course of our operations and financing activities. Contractual obligations include future cash payments required under existing contracts, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related operating activities. Details on these obligations are set forth below.

Employment Agreements

We previously had a consulting agreement with our CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either us or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of the employment agreement expires on December 31, 2018, unless earlier terminated by us or Director. The agreement provides for automatic one-year renewals, unless either we or Director give notice of our or his intention not to extend at least 90 days prior to the expiration of any term. In addition, Director will receive a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by our board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If we terminate Director’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Director and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $45,000 and $0 and consulting fees of $0 and $30,000 for the three months ended September 30, 2015 and 2014, respectively, and compensation expense of $75,000 and $0 and consulting fees of $45,000 and $90,000 for the nine months ended September 30, 2015 and 2014, respectively. Deferred compensation totaling $304,000 and $184,000 as of September 30, 2015 and December 31, 2014, respectively, is included in Accrued Compensation-Related Party.

We previously had a consulting agreement with our secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either us or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of the employment agreement expires on December 31, 2018, unless earlier terminated by us or Secretary. The agreement provides for automatic one-year renewals, unless either we or Secretary give notice of our or his intention not to extend at least 90 days prior to the expiration of any term. In addition, Secretary will receive a minimum annual base salary of $80,000. If we terminate Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Director and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $20,000 and $0 and consulting fees of $0 and $15,000 for the three months ended September 30, 2015 and 2014, respectively, and compensation expense of $33,333 and $0 and consulting fees of $21,667 and $45,000 for the nine months ended September 30, 2015 and 2014, respectively. Deferred compensation totaling $147,000 and $92,000 as of September 30, 2015 and December 31, 2014, respectively, is included in Accrued Compensation-Related Party.

Off-Balance Sheet Arrangements

As of September 30, 2015, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;

•	liquidity or market risk support to such entity for such assets;

•	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

•	an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to us, where such entity provides financing, liquidity, market risk or credit risk support to or engages in leasing, hedging, or research and development services with us.

Inflation

We do not believe that inflation has had a material effect on our results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide the information in Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of end of the period covered by this report to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules.

The specific material weaknesses identified by the company’s management as of end of the period covered by this report include the following:

•	We are lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of our internal audit function are yet to be developed.

•	We currently do not have an audit committee.

•	We are relatively inexperienced with certain complexities within USGAAP and SEC reporting.

Despite the material weaknesses reported above, our management believes that our financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We will continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future. To the best our knowledge, none of our directors, officers or affiliates is involved in a legal proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this Item. We have filed a registration statement on Form S-1 under the Securities Act of 1933, as amended, that was declared effective on October 30, 2015 and readers of this report should refer to and read the section on “Risk Factors” in such Form S-1 for important information relating to our company, our industry, our securities and the offering of our securities that is the subject of such Form S-1.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 15, 2015, we issued a total of 618,000 restricted common shares, valued at $154,500 (based on the estimated fair value of the stock on the date of grant) for marketing, investor relations, and outside consulting services.

On July 15, 2015, we issued 10,000 restricted common shares, valued at $2,500 (based on the estimated fair value of the stock on the date of grant) to a Brother-in-law of our CEO for marketing services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There have been no events which are required to be reported under this Item.

ITEM 4. MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended September 30, 2015, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Reign Sapphire Corporation (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIGN SAPPHIRE CORPORATION

Date: December 3, 2015	By:	/s/ Joseph Segelman
Joseph Segelman
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

