Form 10-Q/A
period 2015-09-30
Reign Sapphire Corp
filed 2015-12-21
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of December 21, 2015, we had 31,823,000 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (the “Original 10-Q”) of Reign Sapphire Corporation, a Delaware corporation, solely to file XBRL (eXtensible Business Reporting Language) documents under Exhibit 101. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be filed by amendment within 30 days of the original filing date of the Original 10-Q.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other developments after the date of the Original 10-Q. This Amended Report restates only those portions of the Original 10-Q affected by the above changes.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, (iv) Statement of Stockholders’ Deficit and (v) the Notes to the Condensed Financial Statements.

* Previously filed with the Original 10-Q.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Reign Sapphire Corporation (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIGN SAPPHIRE CORPORATION

Date: December 21, 2015	By:	/s/ Joseph Segelman
Joseph Segelman
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, (iv) Statement of Stockholders’ Deficit and (v) the Notes to the Condensed Financial Statements.

* Previously filed with the Original 10-Q.

** Filed herewith.

 4