Form 10-K
period 2015-12-31
Reign Sapphire Corp
filed 2016-03-30
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

REIGN SAPPHIRE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	333-204486	47-2573116
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

9465 Wilshire Boulevard, Beverly Hills, CA 90212
(Address of principal executive offices)

213-457-3772
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the non trading par value of our common stock of $0.0001 was $0. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 30, 2016, there were 34,323,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

REIGN SAPPHIRE CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “seeks,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; licensing arrangements; relationships with our customers; consumer demand; financial resources and condition; changes in revenues; changes in profitability; changes in accounting treatment; cost of sales; selling, general and administrative expenses; interest expense; the ability to secure materials and subcontractors; the ability to produce the liquidity or enter into agreements to acquire the capital necessary to continue our operations and take advantage of opportunities; legal proceedings and claims.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” is of Reign Sapphire Corporation.

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“Reign” refers to Reign Sapphire Corporation, a Delaware corporation;
•	“Commission” refers to the Securities and Exchange Commission;
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I

Item 1. Business

Background

Business Overview

Reign Sapphire Corporation was established as a vertically integrated “mine-gate to retail” model for sapphires—rough sapphires to finished jewelry; a color gemstone brand; and a jewelry brand featuring Australian sapphires. We are not an exploration or mining company and are not engaged in exploration or mining activities. We purchase rough sapphires in bulk, directly from commercial miners in Australia, and we intend to oversee each step of the process as the stones go from the miners-gate to the consumer as Reign Sapphire jewelry.

The term mine-gate to retail refers to sapphires and sapphire jewelry offered from the miner’s gate to consumers without any middlemen. We are not an exploration or mining company and we oversee the processing of material procured directly from commercial miners in Australia. The vertical integration process includes processing bulk quantities (1kg bags) of rough Australian sapphires, sizing and sorting the rough (uncut) parcels of sapphires and overseeing the cutting and polishing of the rough stones in contract cutting factories in Asia. This is followed by an in house design process and outsourced manufacturing process in the USA.

Reign Sapphires is our color gemstone brand and we intend to launch our inaugural jewelry collection via our website www.reignsapphires.com in the second quarter of 2016. The sample jewelry collection has been designed and manufactured and is ready for production.

Our core values are to offer consumers conflict free sapphires; sapphires that are mined from a verified source; sapphires that have been procured directly from miners, sapphires that are ethically processed and sapphires that are natural (not synthetic). In addition, we intend to feature exclusively Australian sapphires in our initial jewelry collections. The Company has sufficient inventory to launch the sample collection.

The design direction for the collection we intend to offer is reflective of old Hollywood glamour meeting turn of the century. The inaugural collections we intend to offer are Reign Day-to-Night; featuring classic & timeless pieces designed to complement versus take over and Reign Red-Carpet; featuring bold designs, made for the stars to hold a time and place in Hollywood’s history.

We intend to position Reign Sapphires as a premium brand in the price point and company of competitors such as Cartier; Harry Winston; Roberto Coin; Van Cleef & Arpels and Bvlgari. We believe that our competitors have certain existing advantages such as history and heritage; strong E-commerce and mobile presence; wholesale and flagship retail presence; strong social presence; a wide range of ancillary product offerings; strong public relations and marketing efforts; a balanced range of price points across the board; and consumer trust & recognition. However, we intend to set ourselves apart with strong brand identity and visuals, unique design and quality and brand awareness through traditional and social media.

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

The Company’s intends to launch collections, which include rings, bracelets, and necklaces; featuring predominantly 1.5mm to 2.5mm diamond and princess cut sapphire melees. The Company intends to market the Red Carpet collection to households with annual income of $100,000 and greater and the Day-to-Night collection to households with income of $60,000 to $100,000.

Development of Our Business

Reign Sapphire Corporation is incorporated in the State of Delaware as a fine jewelry company. RSC intends to offer a vertically integrate model for sapphires direct from the mine’s gate to the retail supply chain including processing rough sapphires and gem cutting and designing and manufacturing fine jewelry.

Strategy

Reign Sapphire Corporation intends to set itself apart from its competition by actively promoting our three core offerings: a vertically integrated “mine-gate to retail” model for sapphires - rough sapphires to finished jewelry; a color gemstone brand; and a jewelry brand featuring Australian sapphires.

We intend to promote Reign Sapphires as conflict free, ethically processed and natural. We also intend to make video footage and pictures of the process available to consumers via our website www.reignsapphires.com

The Company intends to focus primarily on quality and design and secondly on strategic pricing methods in order to compete in the U.S. market.

While all of our competitors have established themselves uniquely within sectors of the market, none have marketed themselves as mine-gate to consumers with a vertical integration of processing, cutting and shaping, manufacturing, and sales of sapphires. We believe there is a strong market opportunity for the Company’s products as there is currently growth in U.S. and global jewelry sales. We believe that we have the knowledge and expertise to capitalize on this opportunity and to capitalize upon the uniquely powerful internationally recognized Australian brand image and appeal and become the leading player in this fragmented cottage industry.

We have no intentions or plans to merge with an unidentified company.

Products

The Company’s initial product line, consist of rings, bracelets, necklaces. The Company intends to eventually manufacture pendants and watches. The sapphires used are predominantly 1.5mm to 2.5mm diamond and princess cut melees.

Aspects of processing, manufacturing and sales of the Company:

•	Gem Shaping, Cutting, & Processing: The Company’s contract gem design team cut, shape, and process rough sapphire material into gem stones.
•	Jewelry Manufacturing: The Company’s has outsourced the manufacturing to a quality U.S. provider
•	Sales: The Company intends to launch its ecommerce site www.reignsapphires.com in early 2016.
•	Packaging: Each jewelry item will be accompanied by a high quality, durable jewelry box, gift bag, certificate of authenticity and warranty.
•	The Company’s products feature sapphires that have been procured in the rough from commercial miners in New South Wales, Australia and processed by the company. The company does not have an exclusive supplier rather a number of commercial miners in the region that have been supplying the company with run-of-mine material for a number of years.
•	The Company intends to eventually after a number of years of retail operation to acquire its own mining assets to ensure long-term supply.

The Company does not rely on any principal suppliers and does not have any formal contracts with its suppliers. The Company’s business dealing with suppliers are based solely on long-standing personal relationships between them and Mr. Segelman, our President and CEO. In the event that we are unable to conduct business on satisfactory terms with any of these suppliers, we believe that an extensive number of alternative sources will be available to the Company and that our business can continue without disruption or adverse change in terms of pricing and availability.

Market Overview

Opportunities

Demand for the industry’s products is largely driven by the needs and preferences of consumers, along with variations in the level of disposable income allocated toward their purchases. The Company intends to launch a high-end his and hers’ jewelry line that uses fine blue pave sapphires, as well as an extremely high-end couture brand that uses the finest sapphires available from the Company’s Australian miners, cut by expert cutters, and set in fine custom jewelry.

The primary audience for the brand is women - they are the market, in general. However, while women may make the choices, men often oversee the purchase. Speaking to both women and men will be an important aspect of any program. There are 3 main stages of life where a jewelry purchase will come into play:

•	Single “The Self Purchaser” (I Love Being Me)

•	Married (Engagement/Wedding/Children - Push Present)

•	Retired (Gift Giver)

More specific age segmentation within these life stages includes:

•	18-25 coming of age/first job

•	25-35 career development/children

•	35-45 family/career advancement (self-purchaser)

•	45-55 self-actualization/empty nest (gift giver to self and others)

An example of women’s networks and influencers include:

•	Friends (word-of-mouth)

•	Celebrities (aspirational)

•	Bloggers/online platforms (trusted network)

•	Media (3rd party endorsement)

•	Peers in business

Understanding how the various targets receive information and are influenced in making jewelry purchases helps direct various streams of communication.

Because of the flexibility inherent in its model, RSC can adjust its brand voice specifically to reach a variety of women and men desiring a sapphire option in fine jewelry. The ability to promote the mine-gate to retail model should separate the brand from its competitors.

Marketing and Sales

Marketing Overview & Strategy

The Company intends to focus its marketing initiatives on: (1) Business-to-Consumer (“B2C”) marketing to attract customers to the reignsapphires.com website, (2) Business-to-Business (“B2B”) marketing and sales efforts, to establish distribution partners such as high-end fashion retailers, and eventually (3) building a strong retail presence to market the products directly to consumers on a retail level. The Company intends to initially focus marketing efforts in the U.S. and upon encountering significant success in the U.S. with online, wholesale, and retail sales, the Company intends to expand its marketing internationally.

On a B2C basis, the Company intends to use an array of marketing methods to spread awareness of the Company’s jewelry products, we intend to include internet marketing, print advertising, promotions, and eventually signage. The Company intends to identify ideal locations that will contain a lot of walk-by traffic in communities with middle to upper income residents.

Branding Strategy

Branding will play a critical role in the success of the Company. The Company has performed a capabilities audit and has developed and designed the products.

The Company has also performed marketing and capabilities landscape assessments based upon consumer immersion and research and designed to understand consumer purchase behaviors and values, assess short and long term socio-cultural and market trends, and analyze the marketplace and competitive landscape. The Company has collaborated with an assembled team of experts in the naming and development of the brand using expert level product design and marketing strategy. The Company has designed the look and feel of the logo using a palette, style guide, inspiration boards, design renderings, and production images.

The Company has developed a comprehensive, consumer-oriented toolkit using consistent language and tone for printed and online media and to target retailers on a sell-in, exclusive basis.

The Company intends to develop its website and advertisements for print and online media, and sales materials for retail strategic partners. The Company intends to maintain a graphics library to be used on all touch points.

The Company’s goal is to evolve the brand voice to embody quality, variety, and a strong market position. The Company is in an enviable position in this ‘space’ whereby it can position itself and develop its identity as a new (mine-gate to retail) gemstone company that provides a direct bridge between commercial miners and the finished products.

With the flexibility and leverage that comes from being vertically integrated, the Company intends to forge its own path with the creation of product segmented by the consumer and eventually the development of multiple, non-competitive streams of distribution.

Internet Marketing

The Company intends to establish a presence on Google, Yelp, Bing, Yahoo and all other online search engines that are used to search for jewelry and sapphires. The Company intends to engage in significant SEO marketing efforts to ensure that the Company has strong results upon natural searches related to jewelry and sapphires. The Company intends to utilize PPC advertising, display advertising, and article marketing. The Company’s website will display a full catalogue of its products, background information regarding the mining of the products, information about the Company and management team, and contact information. The Company will also maintain a social media presence on Facebook, Twitter, and other social media websites to have an interactive presence.

Strategic Partnerships with Retailers

The Company intends to form limited strategic partnerships with retailers to sell the products at their retail boutiques. The benefit to us is the promotion of the Company brand at the consumer level until we are in a position to open our own flagship stores. Prior to launching the Company’s sales campaign, the Company intends to develop and use association strategy to identify appropriate and strategic partners for co-marketing opportunities.

The Company intends to develop a retail channel strategy to bolster the retail/direct to consumer sales approach while maintain a point of differentiation within the competitive landscape. Furthermore, the Company intends to develop retail adaptation strategies using in-store promotional and retail tactics using the Company’s branding strategy.

Print Advertising

The Company intends to advertise in lifestyle and fashion magazines that cater to middle to upper income individuals, such as Vogue, Cosmopolitan, and Vanity Fair.

Public Relations

The Company intends to gain public awareness and gain credibility through a public relations (PR) campaign to establish relationships with the local market. The Company intends to consistently attend editor events and engage in strategic media outreach planning and become a valued member of the community through community service offerings and support. The Company has engaged a PR firm to work to obtain interviews, print articles, and featured spots in leading fashion, luxury, and bridal magazines, industry publications, television news, radio programming, periodicals, and online websites and publications. The Company intends to develop short-lead and long-lead editorials and long lead editorials. The purpose of the PR campaign is to highlight the strength and innovation of the Company’s products.

Sponsorships

The Company intends to sponsor social events that are appropriate to promote jewelry on a consumer level. Examples of such events could be parties, art or photo shows, and charity events.

Celebrity Endorsement

The Company intends to identify multiple celebrities to bolster the brand image, and spread awareness of the Company’s brand and products.

Promotions

The Company intends to develop promotional platforms to include sales during and after holidays, discounted prices on particular products, and discounts for repeat customers.

Competition

Competitive Analysis and Strategy

The industry in which we compete is highly competitive. We believe that the most important competitive factors in our industry include the ability to control as much as possible of the supply chain.

We intend to position Reign Sapphires as a premium brand in the price point and company of competitors such as Cartier; Harry Winston; Roberto Coin; Van Cleef & Arpels and Bvlgari. We believe that our competitors have certain existing advantages such as history and heritage; strong E-commerce and mobile presence; wholesale and flagship retail presence; strong social presence; a wide range of ancillary product offerings; strong public relations and marketing efforts; a balanced range of price points across the board; and consumer trust & recognition. However, we intend to set ourselves apart with strong brand identity and visuals, unique design and quality and brand awareness through traditional and social media.

Because we are a small company with a limited operating history, we are at a competitive disadvantage against larger and well-capitalized companies which have a track record of success and operations. Therefore, our primary method of competition involves promoting our direct to consumer offering.

Generally Australian miners sell their rough color gemstone material to trader who process the material and then sell the loose gemstones to the wholesale color gemstone market and then further down the supply chain to manufacturers and to retailers. Processors or traders generally don’t mine the material themselves and also don’t offer their product directly to manufacturers or retailers. Wholesale jewelers generally do not mine or process material they usually buy in bulk specific pieces of finished jewelry or manufacture the jewelry themselves using fine gemstones purchased from traders.

We do not intend to sell rough sapphires neither do we intend to sell the cut stones that we process; we intend to use the material exclusively for our manufacturing purposes. Wholesale revenues currently derived from sales of loose sapphires are attributable only to finished stones and not rough sapphires and the focus of our sales efforts in the future will be exclusively on finished jewelry.

In addition, although we will endeavor to secure wholesale partners, we intend to only offer a limited collection and inventory to our wholesale partners and intend to retain as much inventory as possible for own ecommerce site and flagship store.

Intellectual Property

The Company owns trademarks in the jewelry and gemstone class including “Reign” and “Reign Opulence” and the Company also owns a number of domain names.

Governmental Approvals and Regulation

We do not require any government approval in order to operate our business. In the event any of our operations or products requires government approval, we will comply with any and all local, state and federal requirements.

Other than federal and state securities laws and common business and tax rules and regulations, we are not subject to any material government regulation. However, there is a risk that we could be adversely affected by current laws, regulations or interpretations or that more restrictive laws, regulations or interpretations will be adopted in the future that could make compliance more difficult or expensive. There is also a risk that a change in current laws could adversely affect our business.

In addition, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, such regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. Our failure to comply with any of these requirements or interpretations could have a material adverse effect on our operations.

Procurement and Manufacturing

Our sapphires are from Australia and processed in, Asia, Australia and the U.S, at the present time all of our manufacturing is conducted in the U.S. We have no formal contracts with our suppliers and manufacturers and our business dealings with those parties are based solely on long-standing personal relationships between them and Mr. Segelman, our President and CEO. In the event that we are unable to conduct business on satisfactory terms with any of these suppliers or manufacturers, we believe that an extensive number of alternative sources will be available to the Company and that our business can continue without disruption or adverse change in terms of pricing and availability.

Research and Development

Other than time spent researching our business and proposed markets and segmentation, the Company has not spent any funds on research and development activities to date. In the event opportunities arise from our operations, the Company may elect to initiate research and development activities, but the Company has no plans for any activities to date.

Environmental Laws and Regulations

Our operations are not subject to any environmental laws or regulations.

Employees

The Company had 2 full-time employees and no part-time employees as of the date of this filing.

We do not presently have pension, health, annuity, insurance, profit sharing, or similar benefit plans; however, we may adopt plans in the future.

Properties and Facilities

Our principal executive offices are located at 9465 Wilshire Blvd, Beverly Hills, California. The office space is currently being leased. We believe that our existing facilities are adequate for our current needs and that we will be able to lease suitable additional or alternative space on commercially reasonable terms if and when we need it. If we are able to raise sufficient capital through this offering, we will seek to lease a larger, dedicated space at no more than $5,000 per month.

Legal Proceedings

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

Available Information

We file various reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, which are available through the SEC's electronic data gathering, analysis and retrieval system (“EDGAR”) by accessing the SEC's home page (http://www.sec.gov). The documents are also available to be read or copied at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C., 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. You should carefully consider the risk factors described below and all of the information contained in this filing relating to our business before deciding whether to purchase our common stock. These are the risks and uncertainties we believe are most important for you to consider. If any of the following risks actually occur, our business, prospects, financial condition and results of operations could be negatively affected to a significant extent. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment in our common stock. Please also see “Disclosure Regarding Forward-Looking Statements.”

Risks Relating to Our Company and Our Industry

We have virtually no financial resources and our independent public accountants’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We are an early stage company and have virtually no financial resources. Our independent registered public accounting firm included an explanatory paragraph in their opinion on our financial statements as of and for the years ended December 31, 2015 and 2014 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We may seek additional financing in the form of equity or debt financing from various sources as yet unidentified. Most if not all of our current efforts will be spent on developing the Reign Sapphires brand and the development of our initial jewelry collections. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

We will require additional funds in the future to achieve our current business strategy and our inability to obtain funding will cause our business to fail.

We will need to raise a minimum of $2,500,000 to execute our business plan through public or private debt or equity sales in order to fund our future operations. These financings may not be available when needed and we do not know when we expect to raise the required funds. Even if these financings are available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, covenants, or other terms. Our inability to obtain financing would have an adverse effect on our ability to implement our current business plan and develop our products, and as a result, could require us to diminish or suspend our operations and possibly cease our existence.

Even if we are successful in raising capital in the future, we will likely need to raise additional capital to continue and/or expand our operations. If we do not raise the additional capital, the value of any investment in our company may become worthless. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan.

We note that our ability to raise additional funds may be impeded by our obligations to the purchasers of our convertible notes, as described elsewhere in this prospectus. Each note contains certain negative covenants, including prohibitions on incurrence of indebtedness and liens. The Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of our common stock from trading.  If such an event of default occurs, the holders of the notes may be entitled to take various actions, which may include the acceleration of amounts due under the Notes and accrual of interest. In addition, the notes are collectively collateralized by substantially all of our assets.

The Company, being a start-up company has generated minimal revenue since our inception in December 2014.

We are a start-up company. Our ability to continue as a going concern is dependent upon our ability to commence a commercially viable operation and to achieve profitability. Since our inception in December 2014, we have generated minimal revenue, and currently have only limited operations. These factors raise substantial doubt about our ability to continue as a going concern. We may not be able to generate revenues in the future and as a result the value of our common stock may become worthless. There are no assurances that we will be successful in raising additional capital or successfully developing and commercializing our products and become profitable.

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small developing company. As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned.

We have no significant assets or financial resources. The likelihood of our success must be considered in light of the expenses and difficulties in development of worldwide clients, customers, recruiting and keeping clients and/ or customers and obtaining financing to meet the needs of our plan of operations. Since we have a limited operating history we may not be profitable and we may not be able to generate sufficient revenues to meet our expenses and support our anticipated activities.

Although members of our management team have significant experience in investment, no investments have yet been made by the Company and the Company does not have an established trading record. As a result, prospective investors will have limited historical information available to them with which to evaluate our business, making it more difficult to identify its long-term trends and developments. In evaluating our future performance and prospects, investors should consider the risks, expenses, uncertainties and obstacles that we may face in implementing our strategy and in conducting our current and planned business activities.

We operate in a highly competitive environment, and if we are unable to compete with our competitors, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

We operate in a highly competitive environment. Some of our competitors will have greater financial and operational resources than us. New competitors and changes in the competitive environment may increase competitive pressures or reduce market prices for our products and services and the investment opportunities in them. A highly competitive environment could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

Because we are small and do not have much capital, our marketing campaign may not be enough to attract sufficient clients to operate profitably. If we do not make a profit, we will suspend or cease operations.

Due to the fact we are small and do not have much capital, we must limit our marketing activities and may not be able to make our product known to potential customers. Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

We expect our quarterly financial results to fluctuate.

We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in demand for our products based on season; our ability to retain existing customers or encourage repeat purchases; our ability to manage our product inventory; general economic conditions; advertising and other marketing costs; costs of expanding to other products. As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of public market analysts and investors.

Our future success is dependent, in part, on the performance and continued service of Joseph Segelman, our President and CEO. Without his continued service, we may be forced to interrupt or eventually cease our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Joseph Segelman, our President and CEO. For example, as noted elsewhere in this filing, we have no formal contracts with our suppliers and manufacturers and our business dealings with those parties are based solely on long-standing personal relationships between them and Mr. Segelman. If he should resign or die we will not have a President or CEO. If that should occur, until we find another person to serve in those capacities our operations could be suspended as we would not have access to the aforementioned relationships with suppliers and manufacturers. In that event it is possible you could lose most if not all of your entire investment.

Our future success is dependent on our implementation of our business plan. We have many significant steps still to take.

Our success will depend in large part in our success in achieving several important steps in the implementation of our business plan, including the following: development of customers, implementing order processing and customer service capabilities, and management of business process. If we are not successful, we will not be able to fully implement or expand our business plan.

Our success depends upon our ability to attract and hire key personnel and the pool of potential employees may be small and in high demand by our competitors. Our inability to hire qualified individuals will negatively affect our business, and we will not be able to implement or expand our business plan.

Our business is greatly dependent on our ability to attract key personnel. We will need to attract, develop, motivate and retain highly skilled technical employees. Competition for qualified personnel is intense and we may not be able to hire or retain qualified personnel. Our management has limited experience in recruiting key personnel which may hurt our ability to recruit qualified individuals. If we are unable to retain such employees, we will not be able to implement or expand our business plan.

If we cannot effectively increase and enhance our sales and marketing capabilities, we may not be able to increase our revenues.

We need to further develop our sales and marketing capabilities to support our commercialization efforts. If we fail to increase and enhance our marketing and sales force, we may not be able to enter new or existing markets. Failure to recruit, train and retain new sales personnel, or the inability of our new sales personnel to effectively market and sell our products, could impair our ability to gain market acceptance of our products.

Our President and CEO, Joseph Segelman, beneficially owns or has the right to vote as to approximately 72.9% of our outstanding common stock in total. As a result, he will have the ability to control the operations of the Company and substantially all matters submitted to our stockholders for approval including:

•	Election of our board of directors;
•	Removal of any of our directors;
•	Amendment of our Articles of Incorporation or bylaws;
•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of his ownership and position, he is able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by him could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in our company may decrease. Mr. Segelman’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Our growth will place significant strains on our resources.

The Company is currently in its development stage, with only limited operations, and has generated minimal revenue since inception. The Company’s growth, if any, is expected to place a significant strain on the Company’s managerial, operational and financial resources. Moving forward, the Company’s systems, procedures or controls may not be adequate to support the Company’s operations and/or the Company may be unable to achieve the rapid execution necessary to successfully implement its business plan. The Company’s future operating results, if any, will also depend on its ability to add additional personnel commensurate with the growth of its operations, if any. If the Company is unable to manage growth effectively, the Company’s business, results of operations and financial condition will be adversely affected.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million.

We are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, being required to provide only two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

As we are a publicly reporting company, we will continue to incur significant costs in staying current with reporting requirements. Our management will be required to devote substantial time to compliance initiatives. Additionally, the lack of an internal audit group may result in material misstatements to our financial statements and ability to provide accurate financial information to our shareholders.

Our management and other personnel will need to devote a substantial amount of time to compliance initiatives to maintain reporting status. Moreover, these rules and regulations, that are necessary to remain as an SEC reporting Company, will be costly as an external third party consultant(s), attorney, or firm, may have to assist in some regard to following the applicable rules and regulations for each filing on behalf of the company.

We currently do not have an internal audit group, and we will eventually need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to have effective internal controls for financial reporting.

Moreover, if we are not able to comply with the requirements or regulations as an SEC reporting company, in any regard, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We note that in connection with our periodic filings of financial information with the SEC as required under the Exchange Act, we evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) and based on such evaluation our management identified deficiencies that were determined to be a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses, our management concluded that our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules. The specific material weaknesses identified by the company’s management included the following:

•	We are lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of our internal audit function are yet to be developed.

•	We currently do not have an audit committee.

•	We are relatively inexperienced with certain complexities within USGAAP and SEC reporting.

Despite the material weaknesses reported above, our management believes that our financial statements included in the reports we file or submit under the Exchange Act fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by such statements.

Our business is subject to economic, political and social developments as well as political and currency risks and changes due to judicial, administrative and regulatory actions.

Various laws, regulations and taxes may affect our ability to conduct business in our chosen sphere of operation. New or amended laws, rules, regulations or ordinances could require significant unanticipated expenditures or impose restrictions on the development of our business. Such laws, rules, regulations or ordinances may also adversely affect our ability to operate our business. The Company’s business and prospects are subject to economic, political and social developments in its main countries of operation, specifically Australia and the United States of America. In particular, our business may be adversely affected by changes in those countries’ political, economic and social conditions; changes in policies of the government or changes in laws and regulations or the interpretation of laws and regulations; changes in foreign exchange regulations; measures that may be introduced to control inflation, such as interest rate increases; and changes in the rate or method of taxation.

Existing political conditions are subject to the introduction of new legislation, amendments to existing legislation by governments or the interpretation of those laws by governments which could impact adversely on the assets, operations and ultimate financial performance of the Company and its investments. Lack of political stability, changes in political attitudes and changes to government regulations relating to foreign investment and mining are beyond the control of the Company and may adversely affect its business and its investments. Operations may be affected to varying degrees by government regulation with respect to restrictions on various areas, including production, employment costs, price controls, income taxation, expropriation of property and environmental legislation.

Risks Relating to the Company’s Securities

We may never have a public market for our common stock or may never trade on a recognized exchange. Therefore, you may be unable to liquidate your investment in our stock.

As of the date of this report, there is no established public trading market for our securities, and our shares are not and have not been listed or quoted on any exchange or quotation system.

In order for our shares to be quoted, a market maker must agree to file the necessary documents with FINRA (Financial Industry Regulation Authority), which operates the OTCBB oversees operation of the OTCQB by the OTC Markets Group, Inc. In addition, it is possible that such application for quotation may not be approved and even if approved it is possible that a regular trading market will not develop or that if it did develop, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

Even if there is a public trading market for our common stock you may have difficulty realizing the value of your investment in our stock.

Prospective investors should be aware that the value of any investment in our company may go down as well as up. Investors may therefore realize less than their original investment and could lose their entire investment. The market value of an investment in our company may not necessarily accurately reflect its underlying value. Although the common shares are proposed to be quoted on the on the OTCBB and or OTCQB, this should not be taken as implying that there will be a liquid market in these securities. An investment in these securities may thus be difficult to realize and you may sustain a total loss of your investment. The market for shares in smaller companies is less liquid than for larger companies. Our common shares may not be suitable as a short-term investment. Consequently, our common shares may be difficult to buy and sell and the price may be subject to greater fluctuations than shares of larger companies. There can be no guarantee that we will achieve our investment objectives or that our investments will achieve returns to justify the initial valuation, or that our common shares will be able to achieve a higher valuation in the future, or if achieved, that such valuation will be maintained.

We may in the future issue additional shares of our common stock, which may have a dilutive effect on our stockholders.

It is possible that we will need to raise further funds in the future. There is no guarantee that the then prevailing market conditions will allow for such fundraising or that new investors will be prepared to subscribe for common shares. Our Certificate of Incorporation, as amended on December 22, 2015, authorizes the issuance of 150,000,000 shares of common stock, of which 34,323,000 shares are issued and outstanding as of the date of this filing. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

There are a large number of shares underlying our convertible notes and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As discussed elsewhere in this filing, we have outstanding convertible notes (which may be converted into approximately 7,187,542 shares of our common stock as of the date of this filing) and outstanding warrants to purchase 7,187,542 shares of our common stock as of the date of this filing. In addition, the number of shares of our common stock issuable upon conversion of the outstanding convertible notes and/or exercise of the outstanding warrants may increase pursuant to the anti-dilution provisions included in such notes and warrants. The future sale of these shares may adversely affect the market price of our common stock and result in dilution to our stockholders.

We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

As discussed above, we may need to raise further funds in the future and there is no guarantee that new investors will be prepared to subscribe for common shares and may require that we issue them securities whose rights, preferences and privileges are senior to the holders of common shares. Our Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. Our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

We do not currently intend to pay dividends on our common stock and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. In addition, as discussed elsewhere in this prospectus, our agreements with the purchasers of our outstanding convertible notes contain certain negative covenants including prohibitions on dividends. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The Commission has adopted regulations which generally define so-called “penny stocks” as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our shares of common stock become a “penny stock”, we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our shares of common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock was exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to restrict any person from participating in a distribution of penny stock if the Commission finds that such a restriction would be in the public interest.

We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

As a reporting company we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

We do not currently have independent audit or compensation committees. As a result, our directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of 1934 is and will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will continue to incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $75,000 per year for the next few years and will be higher if our business volume and activity increases. As a result, we may not have sufficient funds to grow our operations.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell shares of our common stock.

Secondary trading in our common stock may not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock cannot be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

The forward looking statements contained in this Annual Report may prove incorrect.

This report contains certain forward-looking statements, including among others: (i) anticipated trends in our financial condition and results of operations; (ii) our business strategy for developing products based on our intellectual property; and (iii) our ability to distinguish ourselves from our current and future competitors. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this “Risk Factors” discussion, important factors to consider in evaluating such forward-looking statements include: (i) changes to external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (ii) anticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the wound care industry; and (iv) various competitive factors that may prevent us from competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this “Risk Factors” discussion, there can be no assurance that the events predicted in forward-looking statements contained in this report will, in fact, transpire. Please see also “Disclosure Regarding Forward-Looking Statements”.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive offices are located at 9465 Wilshire Blvd, Beverly Hills, California. The office space is currently being leased. We believe that our existing facilities are adequate for our current needs and that we will be able to lease suitable additional or alternative space on commercially reasonable terms if and when we need it. If we are able to raise sufficient capital through this offering, we will seek to lease a larger, dedicated space at no more than $5,000 per month.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

There is no information required to be disclosed by us under this Item.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

As of the date of this report, there is no established public trading market for our securities, and our shares are not and have not been listed or quoted on any exchange or quotation system.

(b) Stockholders of Record

The number of beneficial holders of record of our common stock as of the close of business on December 31, 2015 was 42.

(c) Dividends

We do not expect to pay cash dividends in the next term. We intend to retain future earnings, if any, to provide funds for operation of our business. We currently have no restrictions affecting our ability to pay cash dividends.

(d) Equity Compensation Plans

On May 1, 2015, the board of directors and stockholders of the Company authorized the adoption and implementation of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company’s stockholders. Under the 2015 Plan, as amended on December 22, 2015, an aggregate of 14,000,000 shares of our common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. . The exercise price for each option may not be less than fair market value of the common stock on the date of grant, and shall vest as determined by the Company’s Board of Directors but shall not exceed a ten-year period.

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

Item 6. Selected Financial Data

Because we are a smaller reporting company, this Item 6 is not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this filing. This discussion and other parts of this filing contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, intentions, and beliefs. Our actual results may differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this filing, and you should not place undue certain on these forward-looking statements, which apply only as of the date of this filing. See “Disclosure Regarding Forward-Looking Statements”.

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

Historical Development

Reign Sapphire Corporation was established on December 15, 2014 in the State of Delaware as a vertically integrated “mines-gate to retail” model for sapphires – rough sapphires to finished jewelry; a color gemstone brand; and a jewelry brand featuring Australian sapphires.

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

Prior to the reorganization, we were authorized to issue 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. On May 8, 2015, our certificate of incorporation was amended to increase the authorized number common shares to 100,000,000 and authorized number of preferred shares to 10,000,000. On December 22, 2015, our certificate of incorporation was amended to increase the authorized number common shares to 150,000,000 with the authorized number of preferred shares remaining at 10,000,000.

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

Recent Developments

Financing Transactions

We started as UWI (previously known as Australian Sapphire Corporation), which was established on May 31, 2013 in the Province of New Brunswick, Canada. On December 31, 2014, UWI entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with Reign, pursuant to which UWI transferred all of its net assets to Reign. The sole shareholder of UWI along with his spouse retained 100% ownership of Reign and were issued 27,845,000 of Reign common shares in exchange for the 16,000,250 outstanding shares of UWI. There was no significant tax consequence to this exchange. As a result, Reign is considered to be the continuation of the predecessor UWI. All historical financial information prior to the reorganization is that of UWI. While UWI was previously known as “Australian Sapphire Corporation”, the “Australian Sapphire Corporation” referred to elsewhere in this filing as a current shareholder of the Company is a different entity, a California corporation, formed by Mr. Segelman to hold shares of the Company engage in gemstone marketing consultancy.

Prior to the reorganization, our Articles of Incorporation authorized the issuance of 50,000,000 shares of common stock, each having a par value of $0.0001, with each share of common stock entitled to one vote for all matters on which a shareholder vote is required or requested. We were also authorized to issue 5,000,000 shares of preferred stock, each having a par value of $0.0001. On May 8, 2015, our certificate of incorporation was amended to increase the authorized number of common shares to 100,000,000 and the authorized number of preferred shares to 10,000,000. On December 22, 2015, our certificate of incorporation was amended to increase the authorized number common shares to 150,000,000 with the authorized number of preferred shares remaining at 10,000,000.

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

Securities Purchase Agreement

On December 23, 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. (collectively “Purchasers”) of up to (i) 2,500,000 shares of our Common Stock (the “Incentive Shares”); (ii) $862,500 aggregate principal amount of Secured Convertible Notes (the “Notes”) and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 7,187,542 shares of our Common Stock (the “Warrants”).  The Incentive Shares, Notes and Warrants were issued on December 23, 2015 (the “Original Issue Date”). Purchasers received (i) Incentive Shares at the rate of 2.8986 Incentive Shares for each $1.00 of Note principal issued to such Purchaser; (ii) a Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s Note; and (iii) Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s Note principal amount divided by $0.12 (“Purchaser Conversion Price”), the conversion price in effect on the Initial Closing Date, with a per share exercise price equal to $0.30, subject to adjustment. The aggregate cash subscription amount received by us from the purchasers for the issuance of the Incentive Shares, Notes and Warrants was approximately $724,500 (the “Subscription Amount”) which was issued at a $138,000 discount from the face value of the Note.

The Notes mature on June 23, 2017, eighteen (18) months after the Original Issue Date, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Notes. At any time after the Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of our Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.12 per share, subject to adjustment as provided therein. Each Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the Note have the right to convert any portion of their Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of our Common Stock from trading.  If such an event of default occurs, the holders of the Notes may be entitled to take various actions, which may include the acceleration of amounts due under the Notes and accrual of interest as described above. The Notes are collectively collateralized by substantially all of our assets and guarantees of payment of the Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a stockholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the Notes, subject to the terms of such guaranty agreements.

In addition, until one year after the initial trading date of a Registration Statement which registers all then outstanding or issuable underlying shares, the Purchasers shall have the right to participate in an amount of subsequent financing equal to 100% of the Purchase Agreement.

Optional Redemption

The Notes provide that commencing six (6) months after the Original Issue Date, we will have the option of prepaying the outstanding principal amount of the Notes (an “Optional Redemption”), in whole or in part, by paying to the holders a sum of money in cash equal to one hundred percent (100%) of the principal amount to be redeemed, together with accrued but unpaid interest thereon, if any, and any and all other sums due, accrued or payable to the holder arising under the Note through the Redemption Payment Date and 2.8986 shares of our Common Stock for each $1.00 of Note principal amount being redeemed. A Notice of Redemption, if given, may be given on the first Trading Day following twenty (20) consecutive Trading Days during which all of the “Equity Conditions”, as defined, have been in effect.

Purchaser Conversion

The Purchaser has the right at any time after the Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“Purchaser Conversion Shares”) of our common stock, of the portion of the outstanding balance being converted (the “Conversion Amount”) divided by the Purchaser Conversion Price of $0.12, subject to potential future adjustments described below. If the total outstanding balance of the Note were convertible as of December 31, 2015, the Note would have been convertible into 7,187,500 shares of our common stock.

We evaluated the note under the requirements of ASC 480 “Distinguishing Liabilities From Equity” and concluded that the Note does not fall within the scope of ASC 480. We next evaluated the Note under the requirements of ASC 815 “Derivatives and Hedging”. Due to the existence of the anti-dilution provision which reduces the Purchaser Conversion Price in the event of subsequent dilutive issuances by us below the Purchaser Conversion Price as described above, the Purchaser Conversion feature does not meet the definition of “indexed to” our stock, and the scope exception to ASC 815’s derivative accounting provisions does not apply. We also evaluated the embedded derivative criteria in ASC 815, and concluded that the Purchaser Conversion feature meets all of the embedded derivative criteria in ASC 815, and therefore, the Purchaser Conversion feature meets the definition of an embedded derivative that should be separated from the note and accounted for as a derivative liability.

The embedded derivative was recorded as a derivative liability on the Balance Sheet at its fair value of $88,983 at the date of issuance of the Note and at December 31, 2015 as any change in the fair value was deemed immaterial. The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling incorporating the following inputs:

Year Ended
December 31, 2015

Expected dividend yield	0.00%
Expected stock-price volatility	50.0%
Risk-free interest rate	0.47% - 0.86%
Expected term of options (years)	.5 - 1.5
Stock price	$0.25
Conversion price	$0.12

At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the Statements of Operations.

Purchaser Warrants

The Purchaser Warrants allow the Purchaser to purchase up to a number of shares of common stock equal to 100% of such purchaser’s Note principal amount divided by $0.12, the conversion price in effect on the Initial Closing Date, with a per share exercise price equal to $0.30, subject to adjustment.

The term of the Purchaser Warrants is at any time on or after the six (6) month anniversary of the Original Issue Date and on or prior to the five (5) year anniversary of the Initial Trading Date of our common stock on a Trading Market.

The exercise price of the Purchaser Warrants is $0.30 per share of our common stock, as may be adjusted from time to time pursuant to the antidilution provisions of the Purchaser Warrants.

The Purchaser Warrants are exercisable by the Purchaser in whole or in part, as either a cash exercise or as a “cashless” exercise.

We evaluated the Warrants under ASC 480 “Distinguishing Liabilities From Equity” and ASC 815 “Derivatives and Hedging”. Due to the existence of the antidilution provision, which reduces the Exercise Price and Conversion Price in the event of subsequent Dilutive Issuances, the Purchaser Warrants are not indexed to our common stock, and we determined that the Purchaser Warrants meet the definition of a derivative under ASC 815. Accordingly, the Purchaser Warrants were recorded as derivative liabilities in the Balance Sheet at their fair value of $439,107 at the date of issuance and at December 31, 2015 as any change in the fair value was deemed immaterial. The fair value of the Purchaser Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling, incorporating the following inputs:

Year Ended
December 31, 2015

Expected dividend yield	0.00%
Expected stock-price volatility	50.0%
Risk-free interest rate	1.74%
Expected term of options (years)	.5 - 1.5
Stock price	$0.25
Exercise price	$0.30

At each subsequent reporting date, the fair value of the Purchaser Warrants will be remeasured and changes in the fair value will be reported in the Statements of Operations.

Purchaser Common Stock

The Purchasers were issued a total of 2,500,000 shares of our common stock, valued at $625,000 (based on the estimated fair value of the stock on the date of grant).

At inception, the total proceeds $724,500 received by us for the Note, Purchaser Common Stock, and Purchaser Warrants, was allocated first to the Purchaser Common Stock, Purchaser Warrants, and embedded derivative liabilities at their initial fair values determined at the issuance date. The difference between the full fair value of Purchaser Common Stock, Purchaser Warrants, and embedded derivative liabilities of $1,153,090 and the proceeds of $724,500 was recorded as $433,590 (including $5,000 paid by the CEO on our behalf) of interest expense in the Statements of Operations for the year ended December 31, 2015.

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

On December 31, 2015, the Company issued an aggregate of 1,000,000 shares of restricted common stock to an unrelated third party, valued at $250,000 (based on the estimated fair value of the stock on the date of grant) plus $10,000 cash for the purchase of two trademarks. The Company has recorded a total of $260,000 as intangible assets in the accompanying Balance Sheet at December 31, 2015.

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

Stock Based Compensation

On May 1, 2015 (“Grant Date”), we issued to our Chief Executive Officer and director (“CEO”), options to purchase 10,000,000 shares of our common stock under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), valued at $2,500,000 (based on the Black Scholes valuation model on the Grant Date). We recognized expense of $1,395,869 for the year ended December 31, 2015 within stock based compensation – related party in the accompanying Statement of Operations.

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

Plan of Operations

Reign Sapphire Corporation was established as a vertically integrated “miners-gate to retail” model for sapphires—rough sapphires to finished jewelry; a color gemstone brand; and a jewelry brand featuring Australian sapphires. We are not an exploration or mining company and are not engaged in exploration or mining activities. We purchase rough sapphires in bulk, directly from commercial miners in Australia, and we intend to oversee each step of the process as the stones go from the miners-gate to the consumer as Reign Sapphire jewelry.

The processing of our rough Australian sapphires is done at our contract cutting factories in Asia and includes sorting rough parcels of sapphires and cutting and polishing rough stones. The processing and manufacturing costs are part of inventory costs in the use of proceeds section of this document.

Reign Sapphires is our color gemstone brand and we intend to launch our inaugural jewelry collection via our website www.reignsapphires.com in the second calendar quarter of 2016. The sample jewelry collection has been designed and manufactured and is ready for production.

Our core values are to offer consumers conflict free sapphires; sapphires that are mined from a verified source; sapphires that have been procured directly from miners, sapphires that are ethically processed and sapphires that are natural (not synthetic). In addition, we intend to feature exclusively Australian sapphires in our initial jewelry collections. The Company has sufficient inventory to launch the sample collection.

The design direction for the collection we intend to offer is reflective of old Hollywood glamour meeting turn of the century. The inaugural collections we intend to offer are Reign Day-to-Night; featuring classic & timeless pieces designed to complement versus take over and Reign Red-Carpet; featuring bold designs, made for the stars to hold a time and place in Hollywood’s history.

We intend to position Reign Sapphires as a premium brand in the price point and company of competitors such as Cartier; Harry Winston; Roberto Coin; Van Cleef & Arpels and Bvlgari. We believe that our competitors have certain existing advantages such as history and heritage; strong E-commerce and mobile presence; wholesale and flagship retail presence; strong social presence; a wide range of ancillary product offerings; strong public relations and marketing efforts; a balanced range of price points across the board; and consumer trust & recognition. However, we intend to set ourselves apart with strong brand identity and visuals, unique design and quality and brand awareness through traditional and social media.

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

Strategy

Reign Sapphire Corporation intends to set itself apart from its competition by marketing three core offerings: a vertically integrated direct from the miners-gate to retail model for sapphires - rough sapphires to finished jewelry; a color gemstone brand; and a jewelry brand featuring Australian sapphires.

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

Plan of Operations

As of the date of this filing, we have generated minimal revenue by selling loose finished gemstones to a number of wholesale customers. We currently have no operational retail website and no retail customers, our activities and operations have been limited to developing our business and financial plans as well as designing and sample manufacturing our inaugural collection which we intend to launch together with our retail website in the second calendar quarter of 2016. We will not have the necessary capital to fully execute the first phase of our business plan until we are able to secure financing. There can be no assurance that such financing will be available on suitable terms. Even if we raise such financing, we may not have sufficient capital to begin generating further revenues from operations.

We had no significant operating revenues through December 31, 2015. We expect to have operating revenues in the first half of 2016 as we launch our B2C marketing initiative. Revenues will be predominately the result of fine jewelry sales. At December 31, 2015 our cash balance was negligible.

Our plan of operations consists of:

•	Purchase rough sapphires from commercial miners in Australian and process the rough material into cut gemstones and finished jewelry.
•	Launch of our B2B marketing and sales efforts through the use of distribution partners and a high-end fashion retailers.
•	Launch of our B2C marketing and sales efforts through the use of Internet marketing, print advertising, promotions, and signage
•	Raise capital to launch Reign Sapphires, fund administrative infrastructure and ongoing operations until our operations generate positive cash flow.

To enable us to launch Reign and take us to the point of being able to generate revenue within 12 months, our activities and milestones for the next 12 months include:

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

These marketing and promotional activities will take place concurrently and will be ongoing over the 12 months at a cost of $250,000. This is in addition to day-to-day operations and hiring of additional team members, financial activities and strategies at a cost of $275,000 over the next 12 months.

How We Generate Revenue

We recognize revenue at the time of sale. Revenues are presented net of refunds and known credits.

We currently have no retail sales or operational retail website. Revenue generated to date has been as a result of wholesale sales of loose gemstones; we intend to continue with wholesale sales of loose gemstones to a number of customers with one major customer contributing the bulk of our revenue until we are ready to launch our jewelry collection direct to consumers in the second calendar quarter of 2016.

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

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

Revenue decreased by $13,947, or 32.3%, to $29,207 for the year ended December 31, 2015 from $43,154 for the year ended December 31, 2014. To date, revenues have been generated through the sale of loose sapphires. Although we will continue to sell loose sapphires, we will focus on our primary business of placing the loose sapphires in jewelry settings. Therefore, we had no revenue in the second half of fiscal year 2015.

Cost of Sales

Cost of sales decreased by $15,320, or 60.7%, to $9,930 for the year ended December 31, 2015 from $25,250 for the year ended December 31, 2014. To date, cost of sales has been generated through the sale of loose sapphires. Although we will continue to sell loose sapphires, we will focus on our primary business of placing the loose sapphires in jewelry settings. Therefore, we had no cost of sales in the current quarter.

Operating expenses

Operating expenses increased by $1,866,958, or 460.5%, to $2,272,406 for the year ended December 31, 2015 from $405,448 for the year ended December 31, 2014 primarily due to increases in stock based compensation of $1,395,869, consulting services costs of $119,246, rent of $6,007, professional fees of $290,548, marketing costs of $37,423, and general and administration costs of $17,865 as a result of adding administrative infrastructure, primarily consulting, for our current and anticipated sales growth.

For the year ended December 31, 2015, we had stock based compensation of $1,395,869, marketing expenses of $42,990, and general and administrative expenses of $833,547 primarily due to consulting costs of $327,024, travel expenses of $77,297, rent of $38,611, professional fees of $342,781, and general and administration costs of $47,834 as a result of adding administrative infrastructure, primarily consulting, for our current and anticipated sales growth, and the costs of our S-1.

For the year ended December 31, 2014, we had marketing expenses of $5,567, general and administrative expenses of $399,881 primarily due to consulting costs of $207,778, travel expenses of $78,226, rent of $32,604 professional fees of $52,233, and general and administration costs of $29,040 as a result of startup marketing initiatives and adding administrative infrastructure.

Other Expense

Other expense for the year ended December 31, 2015 compared to $0 for the year ended December 31, 2014 due to interest expense of $441,181 in conjunction with debt discount recorded in December 2015.

Net loss before income taxes

Net loss before income taxes for the year ended December 31, 2015 totaled $2,694,310 and $387,544 for the year ended December 31, 2014 primarily due to stock based compensation, consulting services costs, rent, professional fees, marketing costs, and general and administration costs.

Assets and Liabilities

Assets were $1,426,996 as of December 31, 2015. Assets consisted primarily of cash of $638,824, inventory of $509,788 which includes samples inventory of $122,774, prepaid expenses of $13,623, equipment of $4,761, and intangible assets of $260,000. Liabilities were $1,509,004 as of December 31, 2015. Liabilities consisted primarily of accrued compensation-related party of $516,000, accounts payable – related party of $396,819, warrant liabilities of $439,107, derivative liabilities of $88,983, advance from shareholder of $55,504, and long-term convertible note of $12,591, net of $849,909 of unamortized debt discount.

Stockholders’ (Deficit) Equity

Stockholders’ (deficit) equity was ($82,008) as of December 31, 2015. Stockholder’s equity consisted primarily of shares issued to founders for cash of $119,000, shares issued to founders for inventory of $150,000, shares issued to founders for services of $250, stock issued for services of $254,450, stock issued for inventory of $300,000, stock issued for intangible assets of $250,000, stock issued for deferred offering costs of $150,000, stock issued with long-term convertible notes of $625,000, and stock based compensation of $1,395,869, offset primarily by the accumulated deficit at December 31, 2015 of $3,326,577.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows for the year ended December 31, 2015 of $638,729 resulting from cash provided by financing activities of $735,000, offset partially by cash used in operating activities of $83,820, and cash used in investing activities of $12,451.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	For the Years Ended
	December 31,
	2015	2014

Net cash provided by (used in):
Operating activities	$(83,820)	$(44,440)
Investing activities	(12,451)	(3,465)
Financing activities	735,000	48,000

Net increase in cash	$638,729	$95

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Cash Flows from Operating Activities – For the year ending December 31, 2015, net cash used in operations was $83,820 compared to net cash used in operations of $44,440 for the year ended December 31, 2014. Net cash used in operations was primarily due to a net loss of $2,694,310 for the year ended December 31, 2015, offset primarily by stock based compensation – related party of $1,395,869, the estimated fair market value of stock issued for services of $167,000, the amortization of stock issued for future services of $48,300, depreciation expense of $1,155, interest expense in conjunction with debt issuance of $433,590, accretion of debt discount of $12,591, deferred offering costs charged to expense of $150,000, and the changes in operating assets and liabilities of $401,985, primarily due to the increase in accrued compensation - related party of $240,000, accounts payable –related party of $191,416, and inventory of $9,930, offset primarily by accounts receivable of $29,206, and prepaid expenses of $10,155.

Net cash used in operating activities for the year ended December 31, 2014 primarily resulted from a net loss of $387,544, offset primarily by the estimated fair market value of stock issued for services of $23,050, the amortization of stock issued for future services of $16,100, and the changes in operating assets and liabilities of $303,954, primarily due to the increase in accrued compensation - related party of $180,000, accounts payable –related party of $103,194, and inventory of $25,249, offset primarily by accounts receivable of $1,021, and prepaid expenses of $3,468.

Cash Flows from Investing Activities – For the year ending December 31, 2015, net cash used in investing was $12,451 compared to net cash used in operations of $3,465 for the year ended December 31, 2014. Net cash used in investing activities was mainly due to purchases of equipment and the acquisition of intangible assets.

Cash Flows from Financing Activities – For the year ending December 31, 2015, net cash provided by financing was $735,000 compared to net cash provided by operations of $48,000 for the year ended December 31, 2014. The net cash provided by financing activities in 2015 was primarily due to proceeds from long-term convertible notes of $724,500, net of debt issuance costs of $138,000, and advances from shareholder of $10,500.

The net cash provided by financing activities in 2014 was primarily due to advances from shareholder of $48,000.

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

Securities Purchase Agreement

On December 23, 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. (collectively “Purchasers”) of up to (i) 2,500,000 shares of our Common Stock (the “Incentive Shares”); (ii) $862,500 aggregate principal amount of Secured Convertible Notes (the “Notes”) and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 7,187,542 shares of our Common Stock (the “Warrants”).  The Incentive Shares, Notes and Warrants were issued on December 23, 2015 (the “Original Issue Date”). Purchasers received (i) Incentive Shares at the rate of 2.8986 Incentive Shares for each $1.00 of Note principal issued to such Purchaser; (ii) a Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s Note; and (iii) Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s Note principal amount divided by $0.12 (“Purchaser Conversion Price”), the conversion price in effect on the Initial Closing Date, with a per share exercise price equal to $0.30, subject to adjustment. The aggregate cash subscription amount received by us from the purchasers for the issuance of the Incentive Shares, Notes and Warrants was approximately $724,500 (the “Subscription Amount”) which was issued at a $138,000 discount from the face value of the Note.

The Notes mature on June 23, 2017, eighteen (18) months after the Original Issue Date, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Notes. At any time after the Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of our Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.12 per share, subject to adjustment as provided therein. Each Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the Note have the right to convert any portion of their Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of our Common Stock from trading.  If such an event of default occurs, the holders of the Notes may be entitled to take various actions, which may include the acceleration of amounts due under the Notes and accrual of interest as described above. The Notes are collectively collateralized by substantially all of our assets and guarantees of payment of the Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a stockholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the Notes, subject to the terms of such guaranty agreements.

In addition, until one year after the initial trading date of a Registration Statement which registers all then outstanding or issuable underlying shares, the Purchasers shall have the right to participate in an amount of subsequent financing equal to 100% of the Purchase Agreement.

Optional Redemption

The Notes provide that commencing six (6) months after the Original Issue Date, we will have the option of prepaying the outstanding principal amount of the Notes (an “Optional Redemption”), in whole or in part, by paying to the holders a sum of money in cash equal to one hundred percent (100%) of the principal amount to be redeemed, together with accrued but unpaid interest thereon, if any, and any and all other sums due, accrued or payable to the holder arising under the Note through the Redemption Payment Date and 2.8986 shares of our Common Stock for each $1.00 of Note principal amount being redeemed. A Notice of Redemption, if given, may be given on the first Trading Day following twenty (20) consecutive Trading Days during which all of the “Equity Conditions”, as defined, have been in effect.

Purchaser Conversion

The Purchaser has the right at any time after the Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“Purchaser Conversion Shares”) of our common stock, of the portion of the outstanding balance being converted (the “Conversion Amount”) divided by the Purchaser Conversion Price of $0.12, subject to potential future adjustments described below. If the total outstanding balance of the Note were convertible as of December 31, 2015, the Note would have been convertible into 7,187,500 shares of our common stock.

We evaluated the note under the requirements of ASC 480 “Distinguishing Liabilities From Equity” and concluded that the Note does not fall within the scope of ASC 480. We next evaluated the Note under the requirements of ASC 815 “Derivatives and Hedging”. Due to the existence of the anti-dilution provision which reduces the Purchaser Conversion Price in the event of subsequent dilutive issuances by us below the Purchaser Conversion Price as described above, the Purchaser Conversion feature does not meet the definition of “indexed to” our stock, and the scope exception to ASC 815’s derivative accounting provisions does not apply. We also evaluated the embedded derivative criteria in ASC 815, and concluded that the Purchaser Conversion feature meets all of the embedded derivative criteria in ASC 815, and therefore, the Purchaser Conversion feature meets the definition of an embedded derivative that should be separated from the note and accounted for as a derivative liability.

The embedded derivative was recorded as a derivative liability on the Balance Sheet at its fair value of $88,983 at the date of issuance of the Note and at December 31, 2015 as any change in the fair value was deemed immaterial. The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling incorporating the following inputs:

Year Ended
December 31, 2015

Expected dividend yield	0.00%
Expected stock-price volatility	50.0%
Risk-free interest rate	0.47% - 0.86%
Expected term of options (years)	.5 - 1.5
Stock price	$0.25
Conversion price	$0.12

At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the Statements of Operations.

Purchaser Warrants

The Purchaser Warrants allow the Purchaser to purchase up to a number of shares of common stock equal to 100% of such purchaser’s Note principal amount divided by $0.12, the conversion price in effect on the Initial Closing Date, with a per share exercise price equal to $0.30, subject to adjustment.

The term of the Purchaser Warrants is at any time on or after the six (6) month anniversary of the Original Issue Date and on or prior to the five (5) year anniversary of the Initial Trading Date of our common stock on a Trading Market.

The exercise price of the Purchaser Warrants is $0.30 per share of our common stock, as may be adjusted from time to time pursuant to the antidilution provisions of the Purchaser Warrants.

The Purchaser Warrants are exercisable by the Purchaser in whole or in part, as either a cash exercise or as a “cashless” exercise.

We evaluated the Warrants under ASC 480 “Distinguishing Liabilities From Equity” and ASC 815 “Derivatives and Hedging”. Due to the existence of the antidilution provision, which reduces the Exercise Price and Conversion Price in the event of subsequent Dilutive Issuances, the Purchaser Warrants are not indexed to our common stock, and we determined that the Purchaser Warrants meet the definition of a derivative under ASC 815. Accordingly, the Purchaser Warrants were recorded as derivative liabilities in the Balance Sheet at their fair value of $439,107 at the date of issuance and at December 31, 2015 as any change in the fair value was deemed immaterial. The fair value of the Purchaser Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling, incorporating the following inputs:

Year Ended
December 31, 2015

Expected dividend yield	0.00%
Expected stock-price volatility	50.0%
Risk-free interest rate	1.74%
Expected term of options (years)	.5 - 1.5
Stock price	$0.25
Exercise price	$0.30

At each subsequent reporting date, the fair value of the Purchaser Warrants will be remeasured and changes in the fair value will be reported in the Statements of Operations.

Purchaser Common Stock

The Purchasers were issued a total of 2,500,000 shares of our common stock, valued at $625,000 (based on the estimated fair value of the stock on the date of grant).

At inception, the total proceeds $724,500 received by us for the Note, Purchaser Common Stock, and Purchaser Warrants, was allocated first to the Purchaser Common Stock, Purchaser Warrants, and embedded derivative liabilities at their initial fair values determined at the issuance date. The difference between the full fair value of Purchaser Common Stock, Purchaser Warrants, and embedded derivative liabilities of $1,153,090 and the proceeds of $724,500 was recorded as $433,590 (including $5,000 paid by the CEO on our behalf) of interest expense in the Statements of Operations for the year ended December 31, 2015.

Advance from Shareholder

We borrow funds from our CEO/Director for working capital purposes from time to time. As of December 31, 2015, we have recorded the principal balance due of $55,504 in Advance From Shareholder. We received advances of $10,500 and $48,000, and no repayments for the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, the CEO received $38,637 of our cash receipts on accounts receivable directly from a customer. These amounts reduced advance from shareholder. Advances are non-interest bearing and due on demand. Past loans and advances from our CEO/Director were not made pursuant to any loan agreements or promissory notes, nor will any future loans and advances from our CEO/Director be made pursuant to loan agreements or promissory notes.

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

On June 30, 2015, we issued an aggregate of 1,000,000 shares of restricted common stock to an unrelated third party, valued at $250,000 (based on the estimated fair value of the stock on the date of grant) plus $10,000 cash for the purchase of two trademarks. We have recorded a total of $260,000 as intangible assets in the accompanying Balance Sheet at December 31, 2015.

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

In fiscal year 2014, we issued 400,000 shares of restricted common stock, valued at $64,400 (based on the estimated fair value of the stock on the date of grant) to outside consultants for services rendered or to be rendered.

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

We have previously filed a registration statement on Form S-1 under the Securities Act that was declared effective on October 30, 2015 (the “Original Form S-1”). Pursuant to the Original Form S-1, we proposed to offer 10,000,000 shares of our authorized but unissued Common Stock at an offering price of $0.50 per share. Effective as of January 21, 2016, our board of directors determined that it was in the best interests of the Company to terminate the offering and declared the offering to be terminated immediately as of that date as permitted under the terms of the offering described in the Original Form S-1. As of the date of the termination, no shares of our common stock had been offered or sold under the terms of the offering. A post-effective amendment to the Original Form S-1 has been filed pursuant to Section 10(a)(3) of the Securities Act to deregister, as of the effectiveness of the post-effective amendment, the 10,000,000 shares of our common stock that were to be offered and sold in the offering due to the termination of the offering as described above.

Stock Based Compensation

On May 1, 2015 our board of directors and stockholders authorized the adoption and implementation of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors to us and our related companies by providing them the opportunity to acquire a proprietary interest in us and to link their interests and efforts to the long-term interests of our stockholders. The material terms of the 2015 Plan are summarized in “Executive Compensation Plans and Other Benefit Plans” in this filing. Under the 2015 Plan, as amended on December 22, 2015, 14,000,000 shares of our common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards.

On July 1, 2015 (“Grant Date”), we issued our CEO, options for 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the Grant Date). The options will vest 50% on the first anniversary of the Grant Date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the Grant Date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by the Company from the Grant Date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of the Company’s common stock subject to the Option shall fully vest if the Company shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by the Company pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the Grant Date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. We recognized expense of $1,395,869 for the year ended December 31, 2015 within stock based compensation in the accompanying Statement of Operations with the remaining $1,104,131 to be recognized over the remaining vesting period.

Management used the Black-Scholes valuation model to value the options with known inputs for option term exercise price and stock price and assumptions for expected volatility rate; dividend rate; and risk free interest rate. The table summarizes the Black-Scholes assumptions used in the valuation of the options issued:

Year Ended December 31, 2015
Expected dividend yield	0.00%
Expected stock-price volatility	35.6%
Risk-free interest rate	1.87%
Expected term of options (years)	6
Stock price	$0.25
Exercise price	$0.005

Expected dividend yield. We base the expected dividend yield assumption on the fact that we have never paid cash dividends and have no present intention to pay cash dividends on our common stock.

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

Fiscal year end

Our fiscal year end is December 31.

Going Concern

Our independent registered accounting firm has added an explanatory paragraph to their audit opinion issued in connection with our financial statements. We had an accumulated deficit of approximately $3,327,000 and $632,000 at December 31, 2015 and 2014, respectively, had a net loss of approximately $2,694,000 and $388,000 for the year ended December 31, 2015 and 2014, respectively, and net cash used in operating activities of approximately $84,000 and $44,000, respectively, for the years ended December 31, 2015 and 2014, respectively, with limited revenue earned since inception.

While we are attempting to expand operations and increase revenues, our cash position may not be significant enough to support our daily operations. We intend to raise additional funds by way of a public or private offering. We believe that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues. Our current burn rate to maintain the minimal level of operations for us to be in a position to execute our business plan upon funding is anticipated to be no greater than $25,000 per month in cash and Joseph Segelman, our President and CEO, has agreed to underwrite these costs until the offering described in this filing is completed and we are then able to begin execution of our business plan. In addition, until the offering described in this filing is completed we will continue to defer and accrue salaries and thus will not require cash to make payments under employment agreements.

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

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: inventory valuation, and common stock and option valuation. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

Accounts Receivable

We record trade receivables when revenue is recognized. When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. At December 31, 2015 and 2014, we had no allowance for doubtful accounts. For the years ended December 31, 2015 and 2014, there were no accounts written-off.

Inventories

Inventories are stated at the lower of cost or market on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Our inventory consists of loose sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of December 31, 2015 and 2014, inventory consists of loose sapphire jewels and loose sapphire jewels held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. We appraise our inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, we review the inventory each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, we would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the appraised value of the sapphires could be significantly lower from the current estimated fair value. Our loose sapphire jewels do not degrade in quality over time and are not subject to fashion trends. In view of the foregoing factors, we have concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of December 31, 2015 and 2014, respectively.

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

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2015 and 2014, the fair value of inventory, accrued compensation - related party, and advance from shareholder approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Debt

We issue debt that may have separate warrants, conversion features, or no equity-linked attributes.

Debt with warrants – When we issue debt with warrants, we treat the warrants as a debt discount, record as a contra-liability against the debt, and amortize the balance over the life of the underlying debt as amortization of debt discount expense in the statements of operations. The offset to the contra-liability is recorded as additional paid in capital in our balance sheet. We determine the value of the warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”) using the stock price on the date of issuance, the risk free interest rate associated with the life of the debt, and the volatility of our stock. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the statement of operations. The debt is treated as conventional debt.

Convertible debt – derivative treatment – When we issue debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: a) one or more underlyings, typically the price of our common stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both a) indexed to its own stock; and b) classified in stockholders’ equity in its statement of financial position.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using Black-Scholes upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt.

Convertible debt – beneficial conversion feature – If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF’). A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible, and is recorded as additional paid in capital and as a debt discount in the balance sheet. We amortize the balance over the life of the underlying debt as amortization of debt discount expense in the statement of operations. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the statement of operations.

If the conversion feature does not qualify for either the derivative treatment or as a BCF, the convertible debt is treated as traditional debt.

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

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. In addition, ASU 2014-10 requires an entity that has not commenced principal operations to provide disclosures about the risks and uncertainties related to the activities in which the entity is currently engaged and an understanding of what those activities are being directed toward. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. We have elected to adopt this ASU and its adoption resulted in the removal of previously required development stage disclosures. Adoption of this ASU did not impact our financial position, operations or cash flows.

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

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This standard update requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented. Adoption of this ASU is not expected to have a material effect on our financial position, operations or cash flows.

Future Contractual Obligations and Commitments

As of December 31, 2015, we had no future contractual obligations and commitments. Future contractual obligations and commitments are based on the terms of the relevant agreements and appropriate classification of items under U.S. GAAP as currently in effect. Future events could cause actual payments to differ from these amounts.

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

Convertible Note Payable

On December 23, 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. (collectively “Purchasers”) of up to (i) 2,500,000 shares of our Common Stock (the “Incentive Shares”); (ii) $862,500 aggregate principal amount of Secured Convertible Notes (the “Notes”) and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 7,187,542 shares of our Common Stock (the “Warrants”).  The Incentive Shares, Notes and Warrants were issued on December 23, 2015 (the “Original Issue Date”). Purchasers received (i) Incentive Shares at the rate of 2.8986 Incentive Shares for each $1.00 of Note principal issued to such Purchaser; (ii) a Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s Note; and (iii) Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s Note principal amount divided by $0.12 (“Purchaser Conversion Price”), the conversion price in effect on the Initial Closing Date, with a per share exercise price equal to $0.30, subject to adjustment. The aggregate cash subscription amount received by the Company from the purchasers for the issuance of the Incentive Shares, Notes and Warrants was approximately $724,500 (the “Subscription Amount”) which was issued at a $138,000 discount from the face value of the Note.

In addition, the Notes provide that commencing six (6) months after the Original Issue Date, we will have the option of prepaying the outstanding principal amount of the Notes (an “Optional Redemption”), in whole or in part, by paying to the holders a sum of money in cash equal to one hundred percent (100%) of the principal amount to be redeemed, together with accrued but unpaid interest thereon, if any, and any and all other sums due, accrued or payable to the holder arising under the Note through the Redemption Payment Date and 2.8986 shares of our Common Stock for each $1.00 of Note principal amount being redeemed. A Notice of Redemption, if given, may be given on the first Trading Day following twenty (20) consecutive Trading Days during which all of the “Equity Conditions”, as defined, have been in effect.

Employment Agreements

We previously had a consulting agreement with our CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either us or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of the employment agreement expires on December 31, 2018, unless earlier terminated by us or Director. The agreement provides for automatic one-year renewals, unless either we or Director give notice of our or his intention not to extend at least 90 days prior to the expiration of any term. In addition, Director will receive a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by our board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If we terminate Director’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Director and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $120,000 and $0 and consulting fees of $45,000 and $120,000 for the years ended December 31, 2015 and 2014, respectively. Deferred compensation totaling $349,000 and $184,000 as of December 31, 2015 and 2014, respectively, is included in Accrued Compensation-Related Party.

We previously had a consulting agreement with our secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either us or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of the employment agreement expires on December 31, 2018, unless earlier terminated by us or Secretary. The agreement provides for automatic one-year renewals, unless either we or Secretary give notice of our or his intention not to extend at least 90 days prior to the expiration of any term. In addition, Secretary will receive a minimum annual base salary of $80,000. If we terminate Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Director and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $53,333 and $0 and consulting fees of $21,667 and $60,000 for the years ended December 31, 2015 and 2014, respectively. Deferred compensation totaling $167,000 and $92,000 as of December 31, 2015 and 2014, respectively, is included in Accrued Compensation-Related Party.

Off-Balance Sheet Arrangements

As of December 31, 2015, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary financial information which are required to be filed under this item are presented under Item 15. Exhibits, Financial Statement Schedules and Reports on Form 10-K in this document, and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In connection with the reorganization of Hartley Moore Accountancy Corporation (the “Former Auditor”), its audit partners and staff have joined Hall and Company, Inc. (“Hall”). Due to the reorganization of the firm, the Former Auditor has resigned as the independent auditor of Reign Sapphire Corporation, effective March 9, 2016. The Former Auditor has been our auditor since December 15, 2014.

As a result of the above, our Board of Directors approved the resignation of the Former Auditor effective March 9, 2016, and the engagement of Hall as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2015 effective March 9, 2016.

The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by the Former Auditor.

We have not consulted with Hall for the fiscal year ended December 31, 2015, and the interim period ending March 9, 2016 regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on our financial statements, and neither written or oral advice was provided that would be an important factor considered in reaching a decision as to accounting, auditing or financial reporting issues. There were no matters that were either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

In connection with the audit of the fiscal years ended December 31, 2014 and 2013, and through March 9, 2016, we have no disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The Former Auditor’s reports on our consolidated financial statements as of and for the year ended December 31, 2015 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles other than a going concern.

During our two most recent completed fiscal years, and interim period through March 9, 2016, there were no “reportable events” as such term is described in Item 304(a)(1)(v) of Regulation S-K with the Former Auditor.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-l5(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

Despite the material weaknesses reported above, our management believes that our financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ending December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There have been no events required to be reported under this Item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and biographical information of each of our current directors and executive officers and the positions with the Company held by each person. Our executive officers are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Title
Joseph Segelman	39	President, Chief Executive Officer and Director

Chaya Segelman	36	Secretary and Director

Joseph Segelman has served as our President and Chief Executive Officer and a member of our board of directors since December 2014. During the five year period prior to December 2014, Mr. Segelman served as the Chief Executive Officer and Managing Director of UWI Holdings Corporation (previously known as Australian Sapphire Corporation), Shefa Mining Corporation and Spencer Lloyd & Associates. He is an experienced marketing and operations professional with over 17 years of experience in logistics and marketing and extensive experience in the Australian mining and gem industry. He is currently Director of Australian Sapphire Corporation and Spencer Lloyd & Associates. He is also a Director & Board Member of OBK (a Sydney based charity), and a Captain (Chaplain) in the Australian Army reserves. Mr. Segelman is the author of “Take Action: Successful Australians Share their Secrets”, (Lothian Books, 2004).

Chaya Segelman has served as our Secretary and a member of our board of directors since December 2014. During the five year period prior to December 2014, Mrs. Segelman served as the secretary and head of operations and a member of the board of directors of UWI Holdings Corporation (previously known as Australian Sapphire Corporation), Shefa Mining Corporation and Spencer Lloyd & Associates. She has over 15 years of company administration experience.

Our sole directors, Joseph and Chaya Segelman, are married to one another.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors and us.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with our business with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Our policies and procedures regarding transactions involving potential conflicts of interest are not in writing. We understand that it will be difficult to enforce our policies and procedures and will rely and trust our officers and directors to follow our policies and procedures. We will implement our policies and procedures by requiring the officer or director who is not in compliance with our policies and procedures to remove himself and the other officers and directors will decide how to implement the policies and procedures, accordingly.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or
•	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Board Composition

Our business and affairs are managed under the direction of our board of directors, which upon the consummation of this offering will consist of two members. Directors serve for a term of one year and until their successors have been duly elected and qualified.

Director Independence

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the directors can adequately perform the functions of such committees.

In lieu of an audit committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company’s internal accounting controls, practices and policies.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The directors of our Company do not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our directors and our executive officers have not been involved in or a party in any of the following events or actions during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) Any Federal or State securities or commodities law or regulation; or (ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

The Company has not formally adopted a written Code of Ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Compensation Committee Interlocks and Insider Participation

As a smaller reporting company, the Company is not required to provide this disclosure.

Role of Board of Directors in Risk Oversight

Our board of directors oversees an enterprise-wide approach to risk management, designed to support the achievement of business objectives, including organizational and strategic objectives, to improve long-term organizational performance and enhance stockholder value. The involvement of our board of directors in setting our business strategy is a key part of its assessment of management’s plans for risk management and its determination of what constitutes an appropriate level of risk for our company. The participation of our board of directors in our risk oversight process includes receiving regular reports from members of senior management on areas of material risk to our company, including operational, financial, legal and regulatory, and strategic and reputational risks.

While our board of directors has the ultimate responsibility for the risk management process, senior management and various committees of our board of directors, when formed, will also have responsibility for certain areas of risk management. Our senior management team is responsible for day-to-day risk management and regularly reports on risks to our full board of directors or a relevant committee. Our finance and regulatory personnel serve as the primary monitoring and evaluation function for company-wide policies and procedures, and manage the day-to-day oversight of the risk management strategy for our ongoing business. This oversight includes identifying, evaluating, and addressing potential risks that may exist at the enterprise, strategic, financial, operational, compliance and reporting levels.

Director Compensation

All of the Company’s directors are employees of the Company and such persons have not been separately compensated for their services to the Company as a director.

Limitation on Liability and Indemnification Matters

Our Certificate of Incorporation and bylaws provide that we will indemnify our directors and officers, and may indemnify our employees and other agents, to the fullest extent permitted by the Delaware General Corporation Law, which prohibits our Certificate of Incorporation from limiting the liability of our directors for the following:

•	any breach of the director’s duty of loyalty to the corporation or its stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions; or

•	any transaction from which the director derived an improper personal benefit.

If Delaware law is amended to authorize corporate action further eliminating or limiting the personal liability of a director, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law, as so amended. Our Articles of Incorporation does not eliminate a director’s duty of care and in appropriate circumstances, equitable remedies, such as injunctive or other forms of non-monetary relief, remain available under Delaware law. This provision also does not affect a director’s responsibilities under any other laws, such as the federal securities laws or other state or federal laws. Under our bylaws, we will also be empowered to purchase insurance on behalf of any person whom we are required or permitted to indemnify.

In addition to the indemnification required in our Certificate of Incorporation and bylaws, we have entered or will enter into indemnification agreements with each of our directors and officers. These agreements provide indemnification for certain expenses and liabilities incurred in connection with any action, suit, proceeding, or alternative dispute resolution mechanism, or hearing, inquiry, or investigation that may lead to the foregoing, to which they are a party, or are threatened to be made a party, by reason of the fact that they are or were a director, officer, employee, agent, or fiduciary of our company, or any of our subsidiaries, by reason of any action or inaction by them while serving as an officer, director, agent, or fiduciary, or by reason of the fact that they were serving at our request as a director, officer, employee, agent, or fiduciary of another entity. In the case of an action or proceeding by, or in the right of, our company or any of our subsidiaries, no indemnification will be provided for any claim where a court determines that the indemnified party is prohibited from receiving indemnification. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in our Certificate of Incorporation and bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. Insofar as we may provide indemnification for liabilities arising under the Securities Act to our directors, officers, and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Item 11. Executive Compensation

The following is a discussion and analysis of compensation arrangements of our named executive officers, or NEOs. This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Summary Compensation Table

The particulars of the compensation paid to the following persons: (1) our principal executive officer; and (2) each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended December 31, 2015, who we will collectively refer to as the “named executive officers” of the Company, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (i)	Total ($) (i)
Joseph Segelman,	2015	165,000	0	0	2,500,000	0	0	$0	$2,665,000
CEO	2014	120,000	0	0	0	0	0	$0	$120,000

Chaya Segelman,	2015	75,000	0	0	0	0	0	$0	$75,000
Operations	2014	60,000	0	0	0	0	0	$0	$60,000

Other than as disclosed below, there are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the years ended December 31, 2015 and 2014 except as described below in “Equity Compensation Plans and Other Benefit Plans” below.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options or restricted stock units during the years ended December 31, 2015 and 2014.

Outstanding Equity Awards at 2015 Year End

Except as described below in “Equity Compensation Plans and Other Benefit Plans”, the Company has not issued any awards to its named executive officers. The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants. See the discussion of “Equity Compensation Plans and Other Benefit Plans” below.

Agreements with Executive Officers

We do not have any employment or consulting agreements with any executive officers or directors except as follows:

Joseph Segelman

Effective as of April 1, 2015, we entered into an employment agreement with Joseph Segelman, our President and Chief Executive Officer. The initial term of Mr. Segelman’s employment agreement expires on December 31, 2018, unless earlier terminated by us or Mr. Segelman. The agreement provides for automatic one-year renewals, unless either we or Mr. Segelman give notice of our or his intention not to extend at least 90 days prior to the expiration of any term. Under his employment agreement, Mr. Segelman receives a minimum annual base salary of $180,000. Mr. Segelman is eligible to receive an annual performance bonus each year, if performance goals established by our board of directors are met, and is entitled to participate in customary benefit plans.

If we terminate Mr. Segelman’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Mr. Segelman and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination.

For purposes of Mr. Segelman’s employment agreement with us, a termination for cause will be deemed to have occurred upon the happening of the following, subject to a cure right: (i) his misappropriation or theft of our or any of our subsidiary’s funds or property; (ii) his conviction or entering of a plea of nolo contendere of any fraud, misappropriation, embezzlement or similar act, felony or crime involving dishonesty or moral turpitude; (iii) his engagement in any conduct that is materially injurious to us; (iv) his material breach of his employment agreement or material failure to perform any of his duties owed to us; (v) his commission of any act involving willful malfeasance or gross negligence or his failure to act involving material nonfeasance; or (vi) his material violation of the code of conduct of the Company or its subsidiaries or of any statutory or common law duty of loyalty to the Company or its subsidiaries.

In connection with his employment agreement, Mr. Segelman was granted options to purchase 10,000,000 shares of our common stock in accordance with a share option agreement pursuant to the Company’s 2015 Incentive Equity Plan, which is described below. The share option agreement provides, among other things, that Mr. Segelman’s options shall vest monthly over a two year period commencing on April 1, 2015. This award is also subject to accelerated vesting in certain circumstances, including in connection with certain terminations or the achievement of specified performance milestones including the successful offer and sale of all of the shares of common stock being offered by the Company pursuant to this filing.

The foregoing description of Mr. Segelman’s employment and stock option agreements does not purport to be complete and is qualified in its entirety by the text of each of those agreements, copies of which will be filed as exhibits to this registration statement and incorporated by reference herein.

Chaya Segelman

Effective as of April 1, 2015, we entered into an employment agreement with Chaya Segelman, our Secretary and Head of Operations. The initial term of Mrs. Segelman’s employment agreement expires on December 31, 2018, unless earlier terminated by us or Mrs. Segelman. The agreement provides for automatic one-year renewals, unless either we or Mrs. Segelman give notice of our or her intention not to extend at least 90 days prior to the expiration of any term. Under her employment agreement, Mrs. Segelman receives a minimum annual base salary of $80,000.

If we terminate Mrs. Segelman’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Mrs. Segelman and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. The definition of cause under Mrs. Segelman’s employment agreement is the same as that in Mr. Segelman’s employment agreement.

The foregoing description of Mrs. Segelman’s employment agreement does not purport to be complete and is qualified in its entirety by the text of the agreement, a copy of which will be filed as an exhibit to this registration statement and incorporated by reference herein.

Equity Compensation Plans and Other Benefit Plans

Other than as described below, the Company does not currently have any equity compensation plans and there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

2015 Equity Incentive Plan

On May 1, 2015 the board of directors and stockholders of the Company authorized the adoption and implementation of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company’s stockholders. The material terms of the 2015 Plan are summarized below.

Share Reserve. Under the 2015 Plan, as amended on December 22, 2015, 14,000,000 shares of our common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. To the extent that an award terminates, expires or lapses for any reason or an award is settled in cash without the delivery of shares, any shares subject to the award at such time will be available for future grants under the 2015 Plan. As of the date of this filing, options to issue 10,000,000 shares of our common stock (all of the share reserved for issuance under the 2015 Plan) have been issued under the 2015 Plan. For information on the terms of such issued options, all of which have been issued to Joseph Segelman, our President and CEO, see “Executive Compensation — Agreements with Executive Officers” in this filing.

Administration. The 2015 Plan will be administered by the Company’s board of directors as the “administrator”. Except for the terms and conditions explicitly set forth in the 2015 Plan, the administrator shall have full power and exclusive authority, to the extent permitted by applicable law and subject to such orders or resolutions not inconsistent with the provisions of the 2015 Plan as may from time to time be adopted by the Board to (i) select the eligible persons to whom awards may from time to time be granted under the 2015 Plan; (ii) determine the type or types of award to be granted to each participant under the 2015 Plan; (iii) determine the number of shares of common stock to be covered by each award granted under the 2015 Plan; (iv) determine the terms and conditions of any award granted under the 2015 Plan; (v) approve the forms of notice or agreement for use under the 2015 Plan; (vi) determine whether, to what extent and under what circumstances awards may be settled in cash, shares of Common Stock or other property or canceled or suspended; (vii) determine whether, to what extent and under what circumstances cash, shares of common stock, other property and other amounts payable with respect to an award shall be deferred either automatically or at the election of the participant; (viii) interpret and administer the 2015 Plan and any instrument evidencing an award or notice or agreement entered into under the 2015 Plan; (ix) establish such rules and regulations as it shall deem appropriate for the proper administration of the 2015 Plan; (x) delegate ministerial duties to such of the Company’s employees as it so determines; and (xi) make any other determination and take any other action that the administrator deems necessary or desirable for administration of the 2015 Plan.

Eligibility. An award may be granted under the 2015 Plan to any employee, officer or director of the Company or a related company whom the administrator from time to time selects. An award may also be granted to any consultant, agent, advisor or independent contractor for bona fide services rendered to the Company or any related company that (a) are not in connection with the offer and sale of the Company’s securities in a capital-raising transaction and (b) do not directly or indirectly promote or maintain a market for the Company’s securities.

Awards. The 2015 Plan provides that the administrator may grant or issue stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. Each award will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award.

Nonstatutory Stock Option, or NSOs, will provide for the right to purchase shares of our common stock at a specified price which may not be less than fair market value on the date of grant, and usually will become exercisable (at the discretion of the administrator) in one or more installments after the grant date, subject to the participant’s continued employment or service with us and/or subject to the satisfaction of corporate performance targets and individual performance targets established by the administrator. NSOs may be granted for any term specified by the administrator that does not exceed ten years.

Incentive Stock Options, or ISOs, will be designed in a manner intended to comply with the provisions of Section 422 of the Code and will be subject to specified restrictions contained in the Code. Among such restrictions, ISOs must have an exercise price of not less than the fair market value of a share of common stock on the date of grant, may only be granted to employees, and must not be exercisable after a period of ten years measured from the date of grant. In the case of an ISO granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of our capital stock, the 2015 Plan provides that the exercise price must be at least 110% of the fair market value of a share of common stock on the date of grant and the ISO must not be exercisable after a period of five years measured from the date of grant.

Restricted Stock may be granted to any eligible individual and made subject to such restrictions as may be determined by the administrator. Restricted stock, typically, may be forfeited for no consideration or repurchased by us at the original purchase price if the conditions or restrictions on vesting are not met. In general, restricted stock may not be sold or otherwise transferred until restrictions are removed or expire. Purchasers of restricted stock, unlike recipients of options, will have voting rights and the right to receive dividends, if any, prior to the time when the restrictions lapse; however, extraordinary dividends will generally be placed in escrow, and will not be released until restrictions are removed or expire.

Restricted Stock Units may be awarded to any eligible individual, typically without payment of consideration, but subject to vesting conditions based on continued employment or service or on performance criteria established by the administrator. Like restricted stock, restricted stock units may not be sold or otherwise transferred or hypothecated until vesting conditions are removed or expire. Unlike restricted stock, stock underlying restricted stock units will not be issued until the restricted stock units have vested, and recipients of restricted stock units generally will have no voting or dividend rights prior to the time when vesting conditions are satisfied.

Stock Appreciation Rights, or SARs, may be granted in connection with stock options or other awards, or separately. SARs granted in connection with stock options or other awards typically will provide for payments to the holder based upon increases in the price of our common stock over a set exercise price. The exercise price of any SAR granted under the 2015 Plan must be at least 100% of the fair market value of a share of our common stock on the date of grant. Except as required by Section 162(m) of the Code with respect to a SAR intended to qualify as performance-based compensation as described in Section 162(m) of the Code, there are no restrictions specified in the 2015 Plan on the exercise of SARs or the amount of gain realizable therefrom, although restrictions may be imposed by the administrator in the SAR agreements. SARs under the 2015 Plan will be settled in cash or shares of our common stock, or in a combination of both, at the election of the administrator.

Dividend Equivalents represent the value of the dividends, if any, per share paid by us, calculated with reference to the number of shares covered by the award. Dividend equivalents may be settled in cash or shares and at such times as determined by the compensation committee or board of directors, as applicable.

Qualified Performance-Based Awards. The administrator has the ability to grant restricted stock or restricted stock units as qualified performance-based awards under Section 162(m)(4)(C) of the Internal Revenue Code.

Change in Control. In the event of a change of control, as defined in the 2015 Plan, the administrator may, in its discretion and without limitation, (i) cancel outstanding awards in exchange for payments of cash, property or a combination thereof having an aggregate value equal to the value of such awards, (ii) substitute other property (including cash or other securities) for shares of common stock subject to outstanding awards, (iii) arrange for the assumption of awards, or replacement of awards with new awards based on other property or securities, and (iv) after giving participants an opportunity to exercise any outstanding stock options and SARs, terminate any or all unexercised options and SARs.

Adjustments of Awards. In the event of any stock dividend, stock split, combination or exchange of shares, merger, consolidation, spin-off, recapitalization, distribution of our assets to stockholders (other than normal cash dividends) or any other corporate event affecting the number of outstanding shares of our common stock or the share price of our common stock that would require adjustments to the 2015 Plan or any awards under the 2015 Plan in order to prevent the dilution or enlargement of the potential benefits intended to be made available thereunder, the administrator will make appropriate, proportionate adjustments to the aggregate number and type of shares subject to the 2015 Plan, the number and kind of shares subject to outstanding awards and terms and conditions of outstanding awards (including, without limitation, any applicable performance targets or criteria with respect to such awards), and the grant or exercise price per share of any outstanding awards under the 2015 Plan.

Amendment and Termination. Our board of directors may amend or modify the 2015 Plan at any time and from time to time. However, we must generally obtain stockholder approval to increase the number of shares available under the 2015 Plan (other than in connection with certain corporate events, as described above) and to the extent required by applicable law, rule or regulation (including any applicable stock exchange rule).

Termination. The board of directors may terminate the 2015 Plan at any time. No awards may be granted under the 2015 Plan after the tenth anniversary of the effective date of the 2015 Plan.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of the Company during the last two fiscal years, is or has been indebted to the Company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers for our year ended December 31, 2015:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Joseph Segelman	-0-	-0-	10,000,000	0.005	2027	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership our common stock as of December 31, 2015 by (i) each person known to be the beneficial owner of more than 5% of the outstanding shares of common stock and (ii) each of our directors and executive officers. Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name and Address (2)	Amount of Beneficial Ownership		Percent of Class (1)

Joseph Segelman (3) (4)	20,000,000		58.3%
Chaya Segelman (3)	2,500,000		7.3%
Australian Sapphire Corporation(5)	5,000,000		14.6%
Alpha Capital Anstalt(6)	3,809,430		9.99%
Brio Capital Master Fund Ltd.(7)	3,809,430		9.99%

All Officers and Directors as a Group (2 Persons)	22,500,000	(8)	65.6%

(1)	Based on 34,323,000 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Unless otherwise noted, the address of each beneficial owner is c/o Reign Sapphire Corp., 9465 Wilshire Boulevard, Beverly Hills, CA 90212.

(3)	Indicates an officer and/or director of the Company.

(4)	Does not include 10,000,000 shares of authorized but unissued common stock, at an exercise price of $.005 per share, that Mr. Segelman has the right to acquire upon exercise of options granted under the Company’s 2015 Equity Incentive Plan as described in “Executive Compensation - Agreements with Executive Officers” elsewhere in this filing. The shares subject to such options have not been included since the options are not currently exercisable or exercisable within 60 days of the date of this filing and thus are not deemed to be currently outstanding and beneficially owned by Mr. Segelman as the holder of the options.

(5)	Mr. Joseph Segelman is the owner of all of the outstanding shares of Australian Sapphire Corporation and thus has beneficial ownership and voting and dispositive power over all of the common shares of the Company owned of record by Australian Sapphire Corporation, which shares are not included in the number of shares identified as being beneficially owned by Mr. Segelman in his individual capacity elsewhere in the table.

(6)	Consists of: (i) 1,250,000 common shares; and (ii) convertible notes in the total amount of $431,250 and warrants to purchase common shares that are convertible and/or exercisable into 7,187,542 common shares as of the date of this filing. However, Alpha Capital Anstaldt (“Alpha”) is contractually limited to beneficial ownership of our common shares not to exceed 9.99% and this limitation has been taken into account in calculating the number of shares shown in the table for Alpha. Subject to certain conditions, Alpha holds an additional investment right to purchase additional common shares, convertible notes and warrants. See “Description of Securities—Convertible Securities” in this filing. The stockholder has advised us that voting and dispositive power of all of the common shares of the Company owned of record by the stockholder is held by Konrad Ackermann and Dr. Nicola Feuerstein, who are members of the board of directors of Alpha. The business address of Alpha is Lettstrasse 32, 9490 Vaduz, Lichtenstein.

(7)	Consists of: (i) 1,250,000 common shares; and (ii) convertible notes in the total amount of $431,250 and warrants to purchase common shares that are convertible and/or exercisable into 7,187,542 common shares as of the date of this filing. However, Brio Capital Master Fund Ltd. (“Brio”) is contractually limited to beneficial ownership of our common shares not to exceed 9.99% and this limitation has been taken into account in calculating the number of shares shown in the table for Brio. Brio holds an additional investment right to purchase additional common shares, convertible notes and warrants. See “Description of Securities—Convertible Securities” in this filing. The stockholder has advised us that voting and dispositive power of all of the common shares of the Company owned of record by the stockholder is held by Shaye Hirsch, who is a director of Brio. The business address of Brio is 100 Merrick Road, Suite 401W, Rockville Center NY 11570.

(8)	Does not include 5,000,000 shares owned of record by Australian Sapphire Corporation, which are owned beneficially and of record by Mr. Joseph Segelman and as to which Mr. Segelman exercises sole voting and dispositive power. See Note 5 above. Also does not include 10,000,000 shares of authorized but unissued common stock that Mr. Segelman has the right to acquire in the future as described in Note 4 above.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of our outstanding securities of any class, other than as set forth above. We do not have an investment advisor. There are no current arrangements which will result in a change in control.

Equity Compensation Plans

On May 1, 2015, the board of directors and stockholders of the Company authorized the adoption and implementation of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company’s stockholders. Under the 2015 Plan, as amended on December 22, 2015, an aggregate of 14,000,000 shares of our common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. . The exercise price for each option may not be less than fair market value of the common stock on the date of grant, and shall vest as determined by the Company’s Board of Directors but shall not exceed a ten-year period.

On May 1, 2015 (“Grant Date”), the Company granted to its CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The options will vest 50% on the first anniversary of the Grant Date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the Grant Date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by the Company from the Grant Date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of the Company’s common stock subject to the Option shall fully vest if the Company shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by the Company pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the Grant Date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. The Company recognized expense of $1,395,869 for the year ended December 31, 2015 within stock based compensation in the accompanying Statement of Operations with the remaining $1,104,131 to be recognized over the remaining vesting period. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 35.6%; risk-free interest rate of 1.87%; expected term of 6 years; and 0% dividend yield. As of December 31, 2015, none of the options to purchase our common stock have vested.

The following represents a summary of the Equity Compensation grants and options awards outstanding at December 31, 2015 and changes during the years then ended:

2015
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,000,000	$0.005	4,000,000
Equity compensation plans not approved by security holders	0	$-	-
Total	10,000,000	$0.005	4,000,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than compensation arrangements, we describe below transactions and series of similar transactions, since January 1, 2014 (i.e., the last two completed fiscal years), to which we were a party or will be a party, in which the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest. Compensation arrangements, including employment agreements, for our directors and named executive officers are described elsewhere in “Executive Compensation — Agreements with Executive Officers”

Consulting Agreements

The Company had a consulting agreement beginning on June 20, 2013 with Joseph Segelman, its President and CEO and a director of the Company, under which he was to be compensated at $120,000 per annum and the agreement was to continue unless and until terminated at any time by either the Company or Mr. Segelman giving two month notice in writing. The Company accrued deferred compensation totaling $349,000 and $184,000 as of December 31, 2015 and 2014, respectively, with respect to this agreement. Such consulting agreement was terminated by mutual agreement of the parties as of March 31, 2015 and superseded by the employment agreement described in “Executive Compensation - Agreements with Executive Officers”.

The Company had a consulting agreement beginning June 20, 2013 with Chaya Segelman, its Secretary and a director of the Company, under which she was to be compensated at $60,000 per annum and agreement was to continue unless and until terminated at any time by either the Company or Mrs. Segelman giving two month notice in writing. The Company accrued deferred compensation totaling $167,000 and $92,000 as of December 31, 2015 and 2014, respectively, with respect to this agreement. Such consulting agreement was terminated by mutual agreement of the parties as of March 31, 2015 and superseded by the employment agreement described in “Executive Compensation - Agreements with Executive Officers”.

Joseph and Chaya Segelman are married to one another.

Loan and Advances

The Company has borrowed funds from Joseph Segelman, its President and CEO and a director of the Company, for working capital purposes from time to time. The Company has recorded the principal balance due of $55,504 and $83,641 under Advance From Shareholder in the Balance Sheets included in this registration statement at December 31, 2015 and 2014, respectively. The Company received advances of $10,500 and $48,000 and made no repayments for the years ended December 31, 2015 and 2014. During the year ended December 31, 2015, the CEO received $38,637 of the Company’s accounts receivable directly from a customer. These amounts reduced advance from shareholder. Advances are non-interest bearing and due on demand. Past loans and advances from Mr. Segelman were not made pursuant to any loan agreements or promissory notes, nor will any future loans and advances from Mr. Segelman be made pursuant to loan agreements or promissory notes.

Indemnification Agreements

We have entered or intend to enter into indemnification agreements with each of our directors and executive officers. These agreements, among other things, will require us to indemnify each individual to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the individual in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director, officer or other employee.

Policies and Procedures for Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions with our executive officer(s), Director(s) and significant stockholders. We rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.

Item 14. Principal Accounting Fees and Services

Audit-Related Fees

The aggregate fees billed in 2015 and 2014 by Hartley Moore Accountancy Corporation for the review of the Company’s statements included in our quarterly reports on Form 10-Q were $2,500 and $5,000, respectively.

The aggregate fees billed by Hartley Moore Accountancy Corporation for the audit of our financial statements in 2015 and 2014 were $10,000 and $0, respectively.

Tax Fees

We did not incur any fees for tax services for fiscal year ended 2015.

All Other Fees

The aggregate fees billed in 2015 and 2014 by Hartley Moore Accountancy Corporation for their consent of the Company’s registration statements were $1,000 and $1,000, respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report:

1.	Financial Statements. The following financial statements of the Company are included below:

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 22, 2015 and as currently in effect. (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

3.2*	Bylaws of the Registrant, as currently in effect.

4.1*	Form of the Registrant’s common stock certificate.

5.1*	Legal Opinion of Qian & Company, a California Professional Law Corporation.

10.1*+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.

10.2*+	Employment Agreement, dated April 1, 2015, between the Registrant and Joseph Segelman.

10.3*+	Employment Agreement, dated April 1, 2015, between the Registrant and Chaya Segelman.

10.4*+	2015 Equity Incentive Plan, as amended and currently in effect (Filed as Exhibit 10.8 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.5*+	Share Option Agreement, dated May 1, 2015, between the Registrant and Joseph Segelman.

10.6*	Securities Purchase Agreement dated as of December 23, 2015 by and among the Registrant and the Purchasers defined and identified therein (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.7*	Form of Secured Convertible Note issued under the Securities Purchase Agreement included as Exhibit 10.6 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.8*	Security Agreement dated as December 23, 2015 by and among the Company and the Collateral Agent and Secured Parties defined and identified therein. (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.9*	Corporate Guaranty dated as December 23, 2015 entered into by Australian Sapphire Corporation as guarantor for the benefit of the Collateral Agent and the Lenders defined and identified therein. (Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.10*	Guarantor Security Agreement dated as December 23, 2015 by and among Australian Sapphire Corporation as guarantor and the Collateral Agent and Secured Parties defined and identified therein delivered in connection with the Corporate Guaranty included as Exhibit 10.9. (Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.11*	Personal Guaranty dated as December 23, 2015 entered into by Joseph Segelman as guarantor for the benefit of the Collateral Agent and the Lenders defined and identified therein. (Filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.12*	Form of Common Stock Purchase Warrant issued under the Securities Purchase Agreement included as Exhibit 10.6 (Filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Reign Sapphire’s Annual Report on Form 10-K for the year ended December 31, 2015 are formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Stockholders’ Deficit, (iv) the Statements of Cash Flow, and (v) Notes to Financial Statements.

*	Previously filed.

+	Management contract or compensatory plan

All references to Registrant’s Forms 8-K, 10-K and 10-Q include reference to File No. 333-204486

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Reign Sapphire Corporation a Delaware corporation

Dated: March 30, 2016	By:	/s/ Joseph Segelman
Joseph Segelman
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

REIGN SAPPHIRE CORPORATION

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Reign Sapphire Corporation:

Board of Directors and Stockholders

Reign Sapphire Corporation

We have audited the accompanying balance sheet of Reign Sapphire Corporation as of December 31, 2015, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company ’ s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reign Sapphire Corporation as of December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity had an accumulated deficit, net losses, no significant revenue earned since inception, and a lack of operational history that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hall and Company

Hall and Company

Irvine, California

March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Reign Sapphire Corporation

We have audited the accompanying balance sheet of Reign Sapphire Corporation as of December 31, 2014, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company ’ s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reign Sapphire Corporation as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity had an accumulated deficit, net losses, no significant revenue earned since inception, and a lack of operational history that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hartley Moore Accountancy Corporation

Hartley Moore Accountancy Corporation

Irvine, California

May 26, 2015

REIGN SAPPHIRE CORPORATION

BALANCE SHEETS

	December 31,
	2015	2014

ASSETS
Current assets:
Cash	$638,824	$95
Accounts receivable	-	9,431
Inventory	509,788	422,509
Prepaid expenses	13,623	51,768
Total current assets	1,162,235	483,803

Equipment, net	4,761	3,465
Intangible assets	260,000	-
Deferred offering costs	-	75,000
Total assets	$1,426,996	$562,268

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable - related party	$396,819	$103,194
Accrued compensation - related party	516,000	276,000
Advance from shareholder	55,504	83,641
Derivative liabilities	88,983	-
Warrant liabilities	439,107	-
Total current liabilities	1,496,413	462,835
Long-term liabilities:
Convertible notes, less unamortized debt discount of $849,909 at December 31, 2015	12,591	-
Total long-term liabilities	12,591	-
Total liabilities	1,509,004	462,835

Commitments and contingencies

Stockholders' (deficit) equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2015 and 2014, respectively	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized; 34,323,000 and 29,855,000 shares issued and outstanding at December 31, 2015 and 2014, respectively	3,432	2,985
Additional paid-in-capital	3,241,137	728,715
Accumulated deficit	(3,326,577)	(632,267)
Total stockholders' (deficit) equity	(82,008)	99,433
Total liabilities and stockholders' (deficit) equity	$1,426,996	$562,268

See accompanying notes to financial statements

REIGN SAPPHIRE CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December
	31,
	2015	2014

Revenues	$29,207	$43,154

Cost of Sales	9,930	25,250

Gross Profit	19,277	17,904

Operating expenses:
Marketing expenses	42,990	5,567
Stock based compensation -related party	1,395,869	-
General and administrative	833,547	399,881
Total operating expenses	2,272,406	405,448
Loss from operations	(2,253,129)	(387,544)

Other expense:
Interest expense	441,181	-
Total other expense	441,181	-

Loss before income taxes	(2,694,310)	(387,544)
Income taxes	-	-

Net loss	$(2,694,310)	$(387,544)

Net loss per share, basic and diluted	$(0.09)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	30,992,608	27,951,849

See accompanying notes to financial statements

REIGN SAPPHIRE CORPORATION

STATEMENT OF CHANGE IN STOCKHOLDERS’ (DEFICIT) EQUITY

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	(Deficit) Equity
Balance as of January 1, 2014	27,845,000	$2,785	$266,465	$(244,723)	$24,527
Estimated fair market value of stock issued for services	110,000	10	23,040	-	23,050
Stock issued to third parties for future services	400,000	40	64,360	-	64,400
Stock issued for deferred offering costs	300,000	30	74,970	-	75,000
Estimated fair market value of stock issued to third party for inventory	1,200,000	120	299,880	-	300,000
Net loss	-	-	-	(387,544)	(387,544)
Balance as of December 31, 2014	29,855,000	2,985	728,715	(632,267)	99,433
Estimated fair market value of stock issued for services	668,000	67	166,933	-	167,000
Estimated fair market value of stock issued to third party for intangible asset	1,000,000	100	249,900	-	250,000
Stock issued for deferred offering costs	300,000	30	74,970	-	75,000
Stock based compensation	-	-	1,395,869	-	1,395,869
Issuance of common stock and warrants with long- term convertible notes	2,500,000	250	624,750	-	625,000
Net loss	-	-	-	(2,694,310)	(2,694,310)
Balance as of December 31, 2015	34,323,000	$3,432	$3,241,137	$(3,326,577)	$(82,008)

See accompanying notes to financial statements

REIGN SAPPHIRE CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(2,694,310)	$(387,544)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation - related party	1,395,869	-
Depreciation expense	1,155	-
Amortization of stock issued for future services	48,300	16,100
Estimated fair market value of stock issued for services	167,000	23,050
Interest expense in conjunction with debt issuance	433,590	-
Accretion of debt discount	12,591	-
Deferred offering costs charged to expense	150,000	-
Changes in operating assets and liabilities:
Accounts receivable	(29,206)	(1,021)
Inventory	9,930	25,249
Prepaid expenses	(10,155)	(3,468)
Accounts payable - related party	191,416	103,194
Accrued compensation - related party	240,000	180,000
Net cash used in operating activities	(83,820)	(44,440)

Cash flows from investing activities:
Acquisition of intangible assets	(10,000)	-
Purchases of computer equipment	(2,451)	(3,465)
Net cash used in investing activities	(12,451)	(3,465)

Cash flows from financing activities:
Proceeds from long-term convertible notes, net of debt issuance costs of $138,000	724,500	-
Advance from shareholder	10,500	48,000
Shares sold for cash	-	-
Net cash provided by financing activities	735,000	48,000

Net increase in cash	638,729	95

Cash at beginning of period	95	-
Cash at end of period	$638,824	$95

Non-cash investing and financing activities:
Stock issued to third party in conjunction with debt issuance	$625,000	$-
Warrants issued to third party in conjunction with debt issuance	$439,107	$-
Embedded derivative issued to third party in conjunction with debt issuance	$88,983	$-
Stock issued to third party in exchange for intangible	$250,000	$-
Inventory samples acquired for accounts payable - related party	$97,209	$-
Debt discount for accounts payable - related party	$5,000	$-
Reduction of advance from shareholder with accounts receivable	$38,637	$-
Stock issued for deferred offering costs	$75,000	$75,000
Stock issued to third parties for future services	$-	$64,400
Stock issued to third party in exchange for inventory	$-	$300,000

See accompanying notes to financial statements

REIGN SAPPHIRE CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

Reign Sapphire Corporation (the “Company”) was established on December 15, 2014 in the State of Delaware. The Company is a fine jewelry company and its business intends to offer sapphires direct from the mine’s gate to the consumer by processing rough Australian sapphires, overseeing the gem cutting and manufacturing fine jewelry in the USA. The inaugural jewelry collection which we intend to launch in the second quarter of 2016 includes rings, pendants, bracelets, and cuff links using a variety of metals and finishes.

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

Prior to the reorganization, the Company was authorized to issue 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. On May 8, 2015, the Company’s Articles of incorporation were amended to increase the authorized common shares to 100,000,000 and preferred shares to 10,000,000. On December 22, 2015, the Company’s Articles of Incorporation were amended to increase the authorized number common shares to 150,000,000 with the authorized number of preferred shares remaining at 10,000,000.

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

All shares have been retrospectively restated to give comparative effect to the recapitalization reverse merger and the reverse stock split.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $3,327,000 and $632,000 at December 31, 2015 and 2014, respectively, had a net loss of approximately $2,694,000 and $388,000 for the years ended December 31, 2015 and 2014, respectively, and net cash used in operating activities of approximately ($84,000) and ($44,000) for the years ended December 31, 2015 and 2014, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about our ability to continue as a going concern.

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

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: inventory valuation, warrant liability, common stock and option valuation, and the recoverability of intangibles. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Cash

The Company’s cash is held in bank accounts in the United States and is insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company has not experienced any cash losses.

Income Taxes

The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Company’s Balance Sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision in the Statements of Operations.

The Company adopted ASC 740-10-30 from the date of its inception. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10, the Company does not have a liability for unrecognized income tax benefits.

Advertising Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the year ended December 31, 2015 and 2014, respectively.

Comprehensive Income

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. As of December 31, 2015 and 2014, the Company has no items other than net loss affecting comprehensive loss.

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

The results of transactions in foreign currency are remeasured into the functional currency at the average rate of exchange during the reporting period. The Company had no aggregate net foreign currency remeasurements included in general and administrative expenses in the accompanying statements of operations for the years ended December 31, 2015 and 2014, respectively.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into the Company’s reporting currency of USD at the exchange rates prevailing at the balance sheet date. All translation adjustments resulting from the translation of the financial statements into the reporting currency at USD are dealt with as a separate component within stockholders’ equity. The Company had no translation adjustments for the years ended December 31, 2015 and 2014.

As of December 31, 2015 and 2014, the exchange rate was AUD 1.3699 and 1.2214, per USD, respectively. The average exchange rate for the years ended December 31, 2015 and 2014 was AUD 1.3312 and 1.1097, respectively.

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

Inventories

Inventories are stated at the lower of cost or market on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of December 31, 2015 and 2014, the Company carried loose sapphire jewels and loose sapphire jewels held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. The Company appraises its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the appraised value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time and are not subject to fashion trends. In view of the foregoing factors, the Company has concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of December 31, 2015 and 2014.

Property and Equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, generally five years. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the assets and its eventual disposition exceeds its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. There was no impairment as of December 31, 2015. There can be no assurance that the Company will not have an impairment in future periods.

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct, incremental banking, legal and accounting fees relating to the initial public offering ("IPO"), are capitalized within long-term assets. The deferred issuance costs will be offset against IPO proceeds upon the consummation of the offering. In the event the offering is terminated, deferred offering costs will be expensed. As of December 31, 2014, the Company has had recognized deferred offering costs for legal services totaling $75,000 in the accompanying Balance Sheets. During the year ended December 31, 2015, the Company incurred additional deferred offering costs for legal services totaling $75,000. As of December 31, 2015, the Company charged these costs totaling $150,000, to general and administrative expenses in the accompanying Statements of Operations as the IPO has been terminated.

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2015 and 2014, the fair value of cash, accounts receivable, accounts payable and accrued expenses approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The warrant and the embedded derivative liabilities are recognized at fair value on a recurring basis at December 31, 2015 and are Level 3 measurements (see Note 8). There have been no transfers between levels.

Debt

The Company issues debt that may have separate warrants, conversion features, or no equity-linked attributes.

Debt with warrants – When the Company issues debt with warrants, the Company treats the warrants as a debt discount, record as a contra-liability against the debt, and amortize the balance over the life of the underlying debt as amortization of debt discount expense in the statements of operations. The offset to the contra-liability is recorded as additional paid in capital in our balance sheet. The Company determines the value of the warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”) using the stock price on the date of issuance, the risk free interest rate associated with the life of the debt, and the volatility of our stock. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the statement of operations. The debt is treated as conventional debt.

Convertible debt – derivative treatment – When the Company issues debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: a) one or more underlyings, typically the price of our common stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both a) indexed to its own stock; and b) classified in stockholders’ equity in its statement of financial position.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using Black-Scholes upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt.

Convertible debt – beneficial conversion feature – If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF’). A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible, and is recorded as additional paid in capital and as a debt discount in the balance sheet. The Company amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the statement of operations. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the statement of operations.

If the conversion feature does not qualify for either the derivative treatment or as a BCF, the convertible debt is treated as traditional debt.

Employee Stock Based Compensation

Stock based compensation issued to employees and members of our board of directors is measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. The grant date fair value of a stock based award is recognized as an expense over the requisite service period of the award on a straight-line basis.

For purposes of determining the variables used in the calculation of stock based compensation issued to employees, the Company performs an analysis of current market data and historical data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted any fluctuations in these calculations could have a material effect on the results presented in our statements of operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

Non-Employee Stock Based Compensation

Issuances of the Company's common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a "performance commitment" which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. Although situations may arise in which counter performance may be required over a period of time, the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instruments fully vested on the date of agreement, the Company determines such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying statement of operations over the contract period. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Earnings per Share

Diluted earnings (loss) per share are computed on the basis of the weighted average number of common shares (including common stock subject to redemption) plus dilutive potential common shares outstanding for the reporting period. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The total number of potential additional dilutive securities outstanding for December 31, 2015 and 2014 was none since the Company had net losses and any additional potential common shares would have an anti-dilutive effect.

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

The Company has business activities in Australia and Asia, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between USD and the Australian currency AUD. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. The Company had no aggregate net foreign currency transactions included in the income statement for the years ended December 31, 2015 and 2014.

Interest rate risk

Financial assets and liabilities do not have material interest rate risk.

Credit risk

The Company is exposed to credit risk from its cash in bank and accounts receivable. The credit risk on cash in banks is limited because the counterparties are recognized financial institutions.

The Company had one customer that accounted for 10% or more of total revenue, comprising 100.0% and 67.5% of total revenue, for the years ended December 31, 2015 and 2014, respectively. The Company had no accounts receivable at December 31, 2015. The Company had one customer that accounted for 10% or more of total accounts receivable at December 31, 2014 comprising 100.0% of total accounts receivable.

Foreign currency risk

The Company has transactions settled in AUD and British Pound. Thus, the Company has foreign currency risk exposure.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718). The ASU clarifies how entities should treat performance targets that can be achieved after the requisite service period of a share-based payment award. The accounting standard is effective for interim and annual periods beginning after December 15, 2015. The Company is currently in the process of evaluating the impact of the guidance on its financial position, results of operation, and cash flows.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”).  ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclose the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided by development stage entities in consolidations (“ASC Topic 810”) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk.  The presentation and disclosure requirements in Topic 915 are no longer required for interim and annual reporting periods beginning after December 15, 2014, however, early adoption is permitted.  The Company early adopted the provisions of ASU 2014-10 for the periods presented here within.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance regarding management’s responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect that the adoption of this ASU to have a material effect on the Company’s financial position, operations, or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is effective for the interim and annual periods ending after December 15, 2015, but early adoption is permitted. As of December 31, 2015, the Company adopted ASU No. 2015-03. Adoption resulted in debt issuance costs being presented net in short-term notes payable. Adoption did not impact the Company’s results of operations, financial position, or cash flows for any periods presented.

NOTE 4 – INVENTORY

Inventories consist of loose sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry and loose sapphire jewels held as samples. Inventories are stated at the lower of cost or market on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. The Company appraises its inventory on an annual basis to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the appraised value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time and are not subject to fashion trends. As of December 31, 2015 and 2014, based on the annual appraisal of the inventory, the estimated fair market value approximated cost.

Inventory includes $122,774 of samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed.

NOTE 5 – Equipment

Equipment consisted of the following:

	Estimated	As of December 31,
	Life	2015	2014

Office equipment	5 years	$2,451	$-
Computer equipment	3 years	3,465	3,465
Accumulated depreciation		(1,155)	-
Total		$4,761	$3,465

Depreciation expense was $1,155 and $0 for each of the years ended December 31, 2015 and 2014, respectively, and is classified in general and administrative expenses in the Statements of Operations.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the trademarks “Reign” and “Reign Opulence” (collectively “Trademarks”). The Trademarks were purchased on June 30, 2015 from a third party in exchange for 1,000,000 shares of the Company’s restricted stock, valued at $250,000 (based on the estimated fair value of the stock on the date of grant) plus $10,000 cash for the purchase of two trademarks. The Company has recorded a total of $260,000 as intangible assets in the accompanying Balance Sheet at December 31, 2015. Intangible assets are amortized over the estimated useful life of the trademarks. There was no amortization expense for the years ended December 31, 2015 and 2014 as amortization of the Trademarks will begin when the Company launches its website and begins to market the trademarked names.

NOTE 7 – ADVANCE FROM SHAREHOLDER

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $55,504 and $83,641 under Advance From Shareholder in the accompanying Balance Sheets at December 31, 2015 and 2014, respectively. The Company received advances of $10,500 and $48,000 and no repayments for the years ended December 31, 2015 and 2014. During the year ended December 31, 2015, the CEO received $38,637 of the Company’s cash receipts on accounts receivable directly from a customer. These amounts reduced advance from shareholder. Advances are non-interest bearing and due on demand. Past loans and advances from our Director were not made pursuant to any loan agreements or promissory notes, nor will any future loans and advances from our Director be made pursuant to loan agreements or promissory notes.

NOTE 8 – CONVERTIBLE NOTE PAYABLE

On December 23, 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to Alpha Capital Anstalt and Brio Capital Master Fund Ltd. (collectively “Purchasers”) of up to (i) 2,500,000 shares of our Common Stock (the “Incentive Shares”); (ii) $862,500 aggregate principal amount of Secured Convertible Notes (the “Notes”) and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 7,187,542 shares of our Common Stock (the “Warrants”). The Incentive Shares, Notes and Warrants were issued on December 23, 2015 (the “Original Issue Date”). Purchasers received (i) Incentive Shares at the rate of 2.8986 Incentive Shares for each $1.00 of Note principal issued to such Purchaser; (ii) a Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s Note; and (iii) Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s Note principal amount divided by $0.12 (“Purchaser Conversion Price”), the conversion price in effect on the Initial Closing Date, with a per share exercise price equal to $0.30, subject to adjustment. The aggregate cash subscription amount received by the Company from the purchasers for the issuance of the Incentive Shares, Notes and Warrants was approximately $724,500 (the “Subscription Amount”) which was issued at a $138,000 discount from the face value of the Note.

The Notes mature on June 23, 2017, eighteen (18) months after the Original Issue Date, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Notes. At any time after the Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of our Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.12 per share, subject to adjustment as provided therein. Each Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the Note have the right to convert any portion of their Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of our Common Stock from trading.  If such an event of default occurs, the holders of the Notes may be entitled to take various actions, which may include the acceleration of amounts due under the Notes and accrual of interest as described above. The Notes are collectively collateralized by substantially all of our assets and guarantees of payment of the Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a stockholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the Notes, subject to the terms of such guaranty agreements.

In addition, until one year after the initial trading date of a Registration Statement which registers all then outstanding or issuable underlying shares, the Purchasers shall have the right to participate in an amount of subsequent financing equal to 100% of the Purchase Agreement.

Optional Redemption

The Notes provide that commencing six (6) months after the Original Issue Date, the Company will have the option of prepaying the outstanding principal amount of the Notes (an “Optional Redemption”), in whole or in part, by paying to the holders a sum of money in cash equal to one hundred percent (100%) of the principal amount to be redeemed, together with accrued but unpaid interest thereon, if any, and any and all other sums due, accrued or payable to the holder arising under the Note through the Redemption Payment Date and 2.8986 shares of Common Stock of the Company for each $1.00 of Note principal amount being redeemed. A Notice of Redemption, if given, may be given on the first Trading Day following twenty (20) consecutive Trading Days during which all of the “Equity Conditions”, as defined, have been in effect.

Purchaser Conversion

The Purchaser has the right at any time after the Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “Conversion Amount”) divided by the Purchaser Conversion Price of $0.12, subject to potential future adjustments described below. If the total outstanding balance of the Note were convertible as of December 31, 2015, the Note would have been convertible into 7,187,500 shares of the Company’s common stock.

The Company evaluated the note under the requirements of ASC 480 “Distinguishing Liabilities From Equity” and concluded that the note does not fall within the scope of ASC 480. The Company next evaluated the note under the requirements of ASC 815 “Derivatives and Hedging”. Due to the existence of the anti-dilution provision which reduces the Purchaser Conversion Price in the event of subsequent dilutive issuances by the Company below the Purchaser Conversion Price as described above, the Purchaser Conversion feature does not meet the definition of “indexed to” the Company’s stock, and the scope exception to ASC 815’s derivative accounting provisions does not apply. The Company also evaluated the embedded derivative criteria in ASC 815, and concluded that the Purchaser Conversion feature meets all of the embedded derivative criteria in ASC 815, and therefore, the Purchaser Conversion feature meets the definition of an embedded derivative that should be separated from the note and accounted for as a derivative liability.

The embedded derivative was recorded as a derivative liability on the Balance Sheet at its fair value of $88,983 at the date of issuance of the Note and at December 31, 2015 as any change in the fair value was deemed immaterial. The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling incorporating the following inputs:

Year Ended
December 31, 2015

Expected dividend yield	0.00%
Expected stock-price volatility	50.0%
Risk-free interest rate	0.47% - 0.86%
Expected term of options (years)	.5 - 1.5
Stock price	$0.25
Conversion price	$0.12

At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the Statements of Operations.

Purchaser Warrants

The Purchaser Warrants allow the Purchaser to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s Note principal amount divided by $0.12, the conversion price in effect on the Initial Closing Date, with a per share exercise price equal to $0.30, subject to adjustment.

The term of the Purchaser Warrants is at any time on or after the six (6) month anniversary of the Original Issue Date and on or prior to the five (5) year anniversary of the Initial Trading Date of the Company’s common stock on a Trading Market.

The exercise price of the Purchaser Warrants is $0.30 per share of the Company’s common stock, as may be adjusted from time to time pursuant to the antidilution provisions of the Purchaser Warrants.

The Purchaser Warrants are exercisable by the Purchaser in whole or in part, as either a cash exercise or as a “cashless” exercise.

The Company evaluated the Warrants under ASC 480 “Distinguishing Liabilities From Equity” and ASC 815 “Derivatives and Hedging”. Due to the existence of the antidilution provision, which reduces the Exercise Price and Conversion Price in the event of subsequent Dilutive Issuances, the Purchaser Warrants are not indexed to the Company’s common stock, and the Company determined that the Purchaser Warrants meet the definition of a derivative under ASC 815. Accordingly, the Purchaser Warrants were recorded as derivative liabilities in the Balance Sheet at their fair value of $439,107 at the date of issuance and at December 31, 2015 as any change in the fair value was deemed immaterial. The fair value of the Purchaser Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling, incorporating the following inputs:

Year Ended
December 31, 2015

Expected dividend yield	0.00%
Expected stock-price volatility	50.0%
Risk-free interest rate	1.74%
Expected term of options (years)	.5 - 1.5
Stock price	$0.25
Exercise price	$0.30

At each subsequent reporting date, the fair value of the Purchaser Warrants will be remeasured and changes in the fair value will be reported in the Statements of Operations.

Purchaser Common Stock

The Purchasers were issued a total of 2,500,000 shares of the Company’s common stock, valued at $625,000 (based on the estimated fair value of the stock on the date of grant).

At inception, the total proceeds $724,500 received by the Company for the Note, Purchaser Common Stock, and Purchaser Warrants, was allocated first to the Purchaser Common Stock, Purchaser Warrants, and embedded derivative liabilities at their initial fair values determined at the issuance date. The difference between the full fair value of Purchaser Common Stock, Purchaser Warrants, and embedded derivative liabilities of $1,153,090 and the proceeds of $724,500 was recorded as $433,590 (including $5,000 paid by the CEO on behalf of the Company) of interest expense in the Statements of Operations for the year ended December 31, 2015.

The Company recorded debt discount accretion of $12,591 to interest expense in the Statements of Operations during the year ended December 31, 2015 and has an unamortized debt discount of $849,909 as of December 31, 2015.

NOTE 9 – stock transactionS

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

In February and March 2015, the Company issued an aggregate of 300,000 shares of restricted common stock, valued at $75,000 (based on the estimated fair value of the stock on the date of grant) for legal services associated with the Company’s initial public offering. The Company has recorded the $75,000 as general and administrative expenses in the accompanying Statements of Operations as the IPO has been terminated.

In February 2015, the Company issued 40,000 shares of restricted common stock, valued at $10,000 (based on the estimated fair value of the stock on the date of grant) to outside consultants for services rendered and recorded within general and administrative expenses in the Statements of Operations.

On December 30, 2014, the Company issued 1,200,000 restricted common shares to an unrelated third party for the purchase of inventory with an estimated fair market value of $300,000. The Company valued the shares based on the estimated fair market value of the inventory, which was more readily determinable than the fair value of the stock.

In fiscal year 2014, the Company issued 85,000 shares of restricted common stock, valued at $16,800 (based on the estimated fair value of the stock on the date of grant) to outside consultants for services rendered.

In fiscal year 2014, the Company issued 400,000 shares of restricted common stock, valued at $64,400 (based on the estimated fair value of the stock on the date of grant) to outside consultants for services rendered or to be rendered.

On December 31, 2014, the Company issued 25,000 shares of restricted common stock, valued at $6,250 (based on the estimated fair value of the stock on the date of grant) to a Brother-in-law of the Company’s CEO for services rendered.

On December 31, 2014, the Company issued 300,000 shares of restricted common stock, valued at $75,000 (based on the estimated fair value of the stock on the date of grant) for legal services associated with the Company’s initial public offering. This was expensed to general and administrative expenses in the Statements of Operations during the year ended December 31, 2015 as the IPO was terminated.

The Company has previously filed a registration statement on Form S-1 under the Securities Act that was declared effective on October 30, 2015 (the “Form S-1”). Pursuant to the Form S-1, the Company proposed to offer 10,000,000 shares of its authorized but unissued Common Stock at an offering price of $0.50 per share (“Primary Offering”). Effective as of January 21, 2016, the Company’s board of directors determined that it was in the best interests of the Company to terminate the Primary Offering and declared the Primary Offering to be terminated immediately as of that date as permitted under the terms of the Primary Offering described in the Form S-1. As of the date of the termination, no shares of the Company’s common stock had been offered or sold under the terms of the Primary Offering.

NOTE 10 – STOCK BASED COMPENSATION

2015 Equity Incentive Plan

On May 1, 2015 the board of directors and stockholders of the Company authorized the adoption and implementation of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company's stockholders. Under the 2015 Plan, as amended December 22, 2015, an aggregate of 14,000,000 shares of the Company's common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. The exercise price for each option may not be less than fair market value of the common stock on the date of grant, and shall vest as determined by the Company’s Board of Directors but shall not exceed a ten-year period.

On May 1, 2015 (“Grant Date”), the Company granted to its CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The options will vest 50% on the first anniversary of the Grant Date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the Grant Date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by the Company from the Grant Date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of the Company’s common stock subject to the Option shall fully vest if the Company shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by the Company pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the Grant Date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. The Company recognized expense of $1,395,869 for the year ended December 31, 2015, respectively, within stock based compensation – related party in the accompanying Statement of Operations with the remaining $1,104,131 to be recognized over the remaining vesting period.

Management used the Black-Scholes valuation model to value the options with known inputs for option term exercise price and stock price and assumptions for expected volatility rate; dividend rate; and risk free interest rate. The table summarizes the Black-Scholes assumptions used in the valuation of the options issued:

Year Ended
December 31, 2015

Expected dividend yield	0.00%
Expected stock-price volatility	35.6%
Risk-free interest rate	1.87%
Expected term of options (years)	6
Stock price	$0.25
Exercise price	$0.005

Expected dividend yield. The Company bases the expected dividend yield assumption on the fact that the Company has never paid cash dividends and have no present intention to pay cash dividends on the Company’s common stock.

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

Stock price. Determined from third party transactions through the purchase of inventory or services provided to us by outside consultants.

The following represents a summary of the Options outstanding at December 31, 2015 and changes during the period then ended:

		Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at December 31, 2014	-	$-	$-
Granted	10,000,000	0.005	2,450,000
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at December 31, 2015	10,000,000	$0.005	$2,450,000
Exercisable at December 31, 2015	-	$-	$-
Expected to be vested	10,000,000	$0.005	$-

 NOTE 11 – Related Party Transactions

Other than as set forth below, and as disclosed in Notes 6, 7, and 8, the Company has not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest.

Employment Agreements

The Company previously had a consulting agreement with its CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by an employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If the Company terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $120,000 and $0 and consulting fees of $45,000 and $120,000 for the years ended December 31, 2015 and 2014, respectively. Deferred compensation totaling $349,000 and $184,000 as of December 31, 2015 and 2014, respectively, is included in Accrued Compensation in the accompanying Balance Sheets.

The Company previously had a consulting agreement with its secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two month notice in writing. The Secretary is the spouse of the CEO. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by an employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If the Company terminates the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $53,333 and $0 and consulting fees of $21,667 and $60,000 for the years ended December 31, 2015 and 2014, respectively. Deferred compensation totaling $167,000 and $92,000 as of December 31, 2015 and 2014, respectively, is included in Accrued Compensation in the accompanying Balance Sheets.

Through December 31, 2015, the Company has not made any cash payments pursuant to these agreements.

The Company has accrued unpaid amounts related to business expenses paid by the CEO on behalf of the Company. Unpaid business expenses totaling $391,819 and $103,193 as of December 31, 2015 and 2014, respectively, is included in Accounts Payable – Related Party in the accompanying Balance Sheet.

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $55,504 and $83,641 under Advance From Shareholder in the accompanying Balance Sheets at December 31, 2015 and 2014, respectively. The Company received advances of $10,500 and $48,000 and no repayments for the years ended December 31, 2015 and 2014. During the year ended December 31, 2015, the CEO received $38,637 of the Company’s cash receipts on accounts receivable directly from a customer. These amounts reduced advance from shareholder (see Note 7).

NOTE 12 – INCOME TAXES

At December 31, 2015, the Company has an a net operating loss carry forward for Federal and state income tax purposes totaling approximately $1,752,000 available to reduce future income which, if not utilized, will begin to expire in the year 2032. The Company has no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	For the Year Ended December 31,
	2015	2014

Statutory U.S. federal rate	34.0%	34.0%
State income tax, net of federal benefit	5.9%	5.9%
Permanent differences	(0.1)%	(0.8)%
Valuation allowance	(39.8)%	(39.1)%

Provision for income taxes	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	December 31,
	2015	2014

Deferred tax assets:
Net operating loss carry forwards	$698,455	$183,185
Stock based compensation	621,464	64,875
Valuation allowance	(1,319,919)	(248,060)

	$-	$-

The Company's major tax jurisdictions are the United States and California. All of the Company's tax years will remain open three and four years for examination by the Federal and state tax authorities, respectively, from the date of utilization of the net operating loss. The Company does not have any tax audits pending.

NOTE 13 – EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended December 31,
	2015	2014

Net loss attributable to the common stockholders	$(2,694,310)	$(387,544)

Basic weighted average outstanding shares of common stock	30,992,608	27,951,849
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	30,992,608	27,951,849

Earnings (loss) per share:
Basic and diluted	$(0.09)	$(0.01)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company has month-to month leases for its headquarters and its sales and marketing office. The total rent is approximately $2,700 per month.

Rent expense was approximately $38,600 and $32,600 for the years ended December 31, 2015 and 2014, respectively.

Legal

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 15 – SUBSEQUENT EVENTS

There were no events subsequent to December 31, 2015, and up to the date of this filing that would require disclosure.

