Form 10-Q
period 2016-03-31
Reign Sapphire Corp
filed 2016-05-09
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2016

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes      ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes     ☑  No

As of May 9, 2016, we had 34,623,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REIGN SAPPHIRE CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$317,972	$638,824
Inventory	703,416	509,788
Prepaid expenses	5,396	13,623
Total current assets	1,026,784	1,162,235

Equipment, net	7,541	4,761
Intangible assets	260,000	260,000
Total assets	$1,294,325	$1,426,996

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable - related party	$397,411	$396,819
Accrued compensation - related party	581,000	516,000
Advance from shareholder	55,504	55,504
Derivative liabilities	87,995	88,983
Warrant liabilities	431,383	439,107
Total current liabilities	1,553,293	1,496,413
Long-term liabilities:
Convertible notes, less unamortized debt discount of $706,683 and $849,909 at March 31, 2016 and December 31, 2015, respectively	155,817	12,591
Total long-term liabilities	155,817	12,591
Total liabilities	1,709,110	1,509,004

Commitments and contingencies

Stockholders' (deficit) equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2015 and 2014, respectively	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized; 34,323,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	3,432	3,432
Additional paid-in-capital	3,759,602	3,241,137
Accumulated deficit	(4,177,819)	(3,326,577)
Total stockholders' deficit	(414,785)	(82,008)
Total liabilities and stockholders' (deficit) equity	$1,294,325	$1,426,996

See accompanying notes to condensed financial statements

REIGN SAPPHIRE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015

Revenues	$-	$10,768

Cost of Sales	-	3,001

Gross Profit	-	7,767

Operating expenses:
Marketing expenses	26,690	22,953
Stock based compensation -related party	518,465	-
General and administrative	167,524	136,613
Total operating expenses	712,679	159,566
Loss from operations	(712,679)	(151,799)

Other (income) expense:
Change in fair value of warrant liabilities	(7,724)	-
Change in fair value of derivative liabilities	(988)	-
Interest expense	144,059	-
Total other expense	135,347	-

Loss before income taxes	(848,026)	(151,799)
Income taxes	(3,216)	-

Net loss	$(851,242)	$(151,799)

Net loss per share, basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	34,323,000	29,981,033

See accompanying notes to condensed financial statements

REIGN SAPPHIRE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(851,242)	$(151,799)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation - related party	518,465	-
Depreciation expense	503	288
Accretion of debt discount	143,226	-
Change in derivative liabilities	(988)	-
Change in warrant liabilities	(7,724)	-
Amortization of stock issued for future services	-	16,100
Estimated fair market value of stock issued for services	-	10,000
Changes in operating assets and liabilities:
Accounts receivable	-	(10,768)
Inventory	-	3,001
Prepaid expenses	8,227	867
Accounts payable	-	5,000
Accounts payable - related party	(193,036)	82,304
Accrued compensation - related party	65,000	45,000
Net cash used in operating activities	(317,569)	(7)

Cash flows from investing activities:
Purchases of computer equipment	(3,283)	-
Net cash used in investing activities	(3,283)	-

Net decrease in cash	(320,852)	(7)

Cash at beginning of period	638,824	95
Cash at end of period	$317,972	$88

Non-cash investing and financing activities:
Inventory purchased for accounts payable - related party	$193,628	$-
Stock issued for deferred offering costs	$-	$75,000

See accompanying notes to condensed financial statements

REIGN SAPPHIRE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

Reign Sapphire Corporation (the “Company”) was established on December 15, 2014 in the State of Delaware. The Company is a fine jewelry company and its business intends to offer sapphire direct from the mine’s gate to the consumer by processing rough Australian sapphires, overseeing the gem cutting and manufacturing fine jewelry in the USA. The inauural jewelry collection which we intend to launch in late second quarter of 2016 includes rings, pendants, bracelets, and cuff links using a variety of metals and finishes.

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

NOTE 2 – BASIS OF PRESENTATION

The included (a) condensed balance sheet as of December 31, 2015, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of March 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2015 and 2014 audited financial statements filed on Form 10K on March 30, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed financial statements which substantially duplicate the disclosure contained in the financial statements as reported in the Annual Report on Form 10-K for the year ended December 31, 2015 as filed on March 30, 2016, have been omitted.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

Going Concern

The accompanying condensed unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $4,178,000 at March 31, 2016, had a net loss of approximately $851,000 and $152,000 for the three months ended March 31, 2016 and 2015, respectively, and net cash used in operating activities of approximately $318,000 and $0 for the three months ended March 31, 2016 and 2015, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about our ability to continue as a going concern.

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

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: inventory valuation, warrant liability valuation, derivative liability valuation, common stock and option valuation, and the recoverability of intangibles. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. As of March 31, 2016 and December 31, 2015, the Company has no items other than net loss affecting comprehensive loss.

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

The results of transactions in foreign currency are remeasured into the functional currency at the average rate of exchange during the reporting period. Aggregate net foreign currency remeasurements included in general and administrative expenses in the accompanying statements of operations was a loss of approximately $0 and $0 for the three months ended March 31, 2016 and 2015, respectively.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into the Company’s reporting currency of USD at the exchange rates prevailing at the balance sheet date. All translation adjustments resulting from the translation of the financial statements into the reporting currency at USD are dealt with as a separate component within stockholders’ equity. The Company had no translation adjustments for the three months ended March 31, 2016 and 2015.

As of March 31, 2016 and 2015, the exchange rate was AUD 1.30383 and 1.3125, per USD, respectively. The average exchange rate for the three months ended March 31, 2016 and 2015 was AUD 1.38593 and 1.27087, respectively.

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

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of purchased intangible assets with finite useful lives) are reviewed for impairment annually in accordance with the guidance of the FASB Topic ASC 360, Property, Plant, and Equipment, and FASB ASC Topic 205 Presentation of Financial Statements. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2016, the Company had not experienced any impairment losses.

Advertising

Advertising expenses are recorded as marketing expenses when they are incurred. Advertising expense was approximately $27,000 and $23,000, for the three months ended March 31, 2016 and 2015, respectively.

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2016 and December 31, 2015, the fair value of cash, accounts receivable, accounts payable and accrued expenses approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The warrant and the embedded derivative liabilities are recognized at fair value on a recurring basis at March 31, 2016 and are Level 3 measurements (see Note 7). There have been no transfers between levels.

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

The Company has business activities in Australia and Asia, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between USD and the Australian currency AUD. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Aggregate net foreign currency transactions included in the income statement was immaterial for the three months ended March 31, 2016 and 2015.

Interest rate risk

Financial assets and liabilities do not have material interest rate risk.

Credit risk

The Company is exposed to credit risk from its cash in bank and accounts receivable. The credit risk on cash in banks is limited because the counterparties are recognized financial institutions.

The Company had no customers that accounted for 10% or more of total revenue for the three months ended March 31, 2016. The Company had one customer that accounted for 10% or more of total revenue, comprising 100.0% of total revenue, for the three months ended March 31, 2015. The Company had no accounts receivable at March 31, 2016 and December 31, 2015.

Foreign currency risk

The Company has transactions settled in AUD and British Pound. Thus, the Company has foreign currency risk exposure.

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17, Income Taxes, which simplifies the presentation of deferred tax assets and liabilities on the balance sheet. Previous GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet. The amendment requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Company is in the process of evaluating the impact of this ASU on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet. The Company is required to adopt this ASU no later than January 1, 2018, with early adoption permitted, and the guidance may be applied either prospectively or retrospectively. The Company does not expect this ASU to have a material impact on its financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendment to the standard is effective for the Company beginning on June 1, 2018. The Company does not expect this ASU to have a material impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02 - Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.  ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The ASU does not change the core principle of the guidance in the aforementioned ASU 2014-09, instead, the amendments in this Update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. ASU 2016-08 will have the same effective date and transition requirements as ASU 2014-09. The Company is in the process of evaluating the impact of this ASU on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is in the process of evaluating the impact of this ASU on its financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. The amendments in this Update affect the guidance in the aforementioned ASU 2014-09 by clarifying two aspects: identifying performance obligations and the licensing implementation guidance. ASU 2016-10 will have the same effective date and transition requirements as the ASU 2014-09. The Company is in the process of evaluating the impact of this ASU on its financial statements.

NOTE 4 – INVENTORY

Inventories consist of loose sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry and loose sapphire jewels held as samples. Inventories are stated at the lower of cost or market on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. The Company appraises its inventory on an annual basis to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the appraised value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time and are not subject to fashion trends. As of March 31, 2016, based on management’s review, and December 31, 2015, based on the annual appraisal of the inventory, the estimated fair market value approximated cost.

Inventory includes $122,774 of samples. Samples are used to show potential customers what the jewelry would look like and are available for sale. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the trademarks “Reign” and “Reign Opulence” (collectively “Trademarks”). The Trademarks were purchased on June 30, 2015 from a third party in exchange for 1,000,000 shares of the Company’s restricted stock, valued at $250,000 (based on the estimated fair value of the stock on the date of grant) plus $10,000 cash for the purchase of two trademarks. The Company has recorded a total of $260,000 as intangible assets in the accompanying Balance Sheet at March 31, 2016. Intangible assets are amortized over the estimated useful life of the trademarks. There was no amortization expense for the three months ended March 31, 2016 and 2015 as amortization of the Trademarks will begin when the Company launches its website and begins to market the trademarked names, which is planned for in late second calendar quarter of 2016.

NOTE 6 – ADVANCE FROM SHAREHOLDER

The Company borrows funds from the Company’s Director for working capital purposes from time to time. The Company has recorded the principal balance due of $55,504 under Advance From Shareholder in the accompanying Balance Sheets at each of March 31, 2016 and December 31, 2015, respectively. The Company received no advances and had no repayments for the three months ended March 31, 2016 and 2015. Advances are non-interest bearing and due on demand. Past loans and advances from our Director were not made pursuant to any loan agreements or promissory notes, nor will any future loans and advances from our Director be made pursuant to loan agreements or promissory notes.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

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

Purchaser Conversion

The Purchaser has the right at any time after the Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “Conversion Amount”) divided by the Purchaser Conversion Price of $0.12, subject to potential future adjustments described below. If the total outstanding balance of the Note were convertible as of March 31, 2016, the Note would have been convertible into 7,187,500 shares of the Company’s common stock.

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

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling incorporating the following inputs:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	50% - 55%	50.0%
Risk-free interest rate	0.21% - 0.62%	0.47% - 0.86%
Expected term of options (years)	.5 - 1.25	.5 - 1.5
Stock price	$0.25	$0.25
Conversion price	$0.12	$0.12

At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the Statements of Operations. At March 31, 2016, the embedded derivative was re-measured at fair value that was determined to be $87,995. During the three months ended March 31, 2016, the Company recorded a gain on embedded derivative re-valuation of $988.

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

The fair value of the Purchaser Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling, incorporating the following inputs:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	50% - 55%	50.0%
Risk-free interest rate	1.16%	1.74%
Expected term of options (years)	.5 - 1.25	.5 - 1.5
Stock price	$0.25	$0.25
Exercise price	$0.30	$0.30

At each subsequent reporting date, the fair value of the Purchaser Warrants will be remeasured and changes in the fair value will be reported in the Statements of Operations. At March 31, 2016, the warrant liability was re-measured at fair value that was determined to be $431,383. During the three months ended March 31, 2016, the Company recorded a gain on warrant re-valuation of $7,724.

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

The Company recorded debt discount accretion of $143,226 to interest expense in the Statements of Operations during the three ended March 31, 2016 and has an unamortized debt discount of $706,683 and $849,909 as of March 31, 2016 and December 31, 2015, respectively.

NOTE 8 – stock transactionS

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

NOTE 9 – STOCK BASED COMPENSATION

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

On May 1, 2015 (“Grant Date”), the Company granted to its CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The options will vest 50% on the first anniversary of the Grant Date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the Grant Date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by the Company from the Grant Date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of the Company’s common stock subject to the Option shall fully vest if the Company shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by the Company pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the Grant Date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. The Company recognized expense of $518,465 for the three months ended March 31, 2016 within stock based compensation – related party in the accompanying Statement of Operations with the remaining $585,666 to be recognized over the remaining vesting period.

Management used the Black-Scholes valuation model to value the options with known inputs for option term exercise price and stock price and assumptions for expected volatility rate; dividend rate; and risk free interest rate. The table summarizes the Black-Scholes assumptions used in the valuation of the options issued:

May 1, 2015
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

Stock price. Determined from third party transactions through the purchase of inventory or services provided to us by outside consultants.

The following represents a summary of the Options outstanding at March 31, 2016 and changes during the period then ended:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2015	-	$-	$-
Granted	10,000,000	0.005	2,450,000
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at January 1, 2016	10,000,000	$0.005	$2,450,000
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at March 31, 2016	10,000,000	$0.005	$2,450,000
Exercisable at March 31, 2016	-	$-	$-
Expected to be vested	10,000,000	$0.005	$-

NOTE 10 – Related Party Transactions

Other than as set forth below, and as disclosed in Notes 6, 8, and 9, the Company has not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest.

Employment Agreements

The Company previously had a consulting agreement with its CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by an employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If the Company terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $45,000 and $0 and consulting fees of $0 and $30,000 for the three months ended March 31, 2016 and 2015, respectively. Deferred compensation totaling $394,000 and $349,000 as of March 31, 2016 and December 31, 2015, respectively, is included in Accrued Compensation in the accompanying Balance Sheets.

The Company previously had a consulting agreement with its secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two month notice in writing. The Secretary is the spouse of the CEO. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by an employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If the Company terminates the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $20,000 and $0 and consulting fees of $0 and $15,000 for the three months ended March 31, 2016 and 2015, respectively. Deferred compensation totaling $187,000 and $167,000 as of March 31, 2016 and December 31, 2015, respectively, is included in Accrued Compensation in the accompanying Balance Sheets.

Through March 31, 2016, the Company has not made any cash payments pursuant to these agreements.

The Company has accrued unpaid amounts related to business expenses paid by the CEO on behalf of the Company. Unpaid business expenses totaling $397,411 and $396,819 as of March 31, 2016 and December 31, 2015, respectively, is included in Accounts Payable – Related Party in the accompanying Balance Sheet. During the three months ended March 31, 2016, business expenses totaled $248,472 (comprised of inventory purchases totaling $193,628 and operating expenses totaling $54,844) and payments for business expenses totaled $247,880.

NOTE 11 – EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended March 31,
	2016	2015

Net loss attributable to the common stockholders	$(851,242)	$(151,799)

Basic weighted average outstanding shares of common stock	34,323,000	29,981,033
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	34,323,000	29,981,033

Earnings (loss) per share:
Basic and diluted	$(0.02)	$(0.01)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company has month-to month leases for its headquarters and its sales and marketing office. The total rent is approximately $3,400 per month.

Rent expense was approximately $9,800 and $8,400 for the three months ended March 31, 2016 and 2015, respectively.

Legal

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 13 – SUBSEQUENT EVENTS

On April 1, 2016, the Company issued a total of 300,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $75,000 (based on the fair value of the services on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. In the event of the voluntary or involuntary termination of Advisor’s service status for any reason (including death or Disability), with or without cause, the Company shall upon the date of such termination (the “Termination Date”) have an irrevocable, exclusive option for a period of three (3) months from such date to repurchase all or any portion of the unvested shares held by Advisor as of the Termination Date at the original purchase price of $0.25 per share.

There were no events subsequent to April 1, 2016, and up to the date of this filing that would require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this filing. This discussion and other parts of this filing contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, intentions, and beliefs. Our actual results may differ materially from those discussed in these forward-looking statements as a result of various factors, including those referred to under “Risk Factors” and in other parts of this filing, and you should not place undue certain on these forward-looking statements, which apply only as of the date of this filing.

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

Purchaser Conversion

The Purchaser has the right at any time after the Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“Purchaser Conversion Shares”) of our common stock, of the portion of the outstanding balance being converted (the “Conversion Amount”) divided by the Purchaser Conversion Price of $0.12, subject to potential future adjustments described below. If the total outstanding balance of the Note were convertible as of March 31, 2016, the Note would have been convertible into 7,187,500 shares of our common stock.

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

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling incorporating the following inputs:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	50% - 55%	50.0%
Risk-free interest rate	0.21% - 0.62%	0.47% - 0.86%
Expected term of options (years)	.5 - 1.25	.5 - 1.5
Stock price	$0.25	$0.25
Conversion price	$0.12	$0.12

At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the Statements of Operations. At March 31, 2016, the embedded derivative was re-measured at fair value that was determined to be $87,995. During the three months ended March 31, 2016, we recorded a gain on embedded derivative re-valuation of $988.

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

The fair value of the Purchaser Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling, incorporating the following inputs:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	50% - 55%	50.0%
Risk-free interest rate	1.16%	1.74%
Expected term of options (years)	.5 - 1.25	.5 - 1.5
Stock price	$0.25	$0.25
Exercise price	$0.30	$0.30

At each subsequent reporting date, the fair value of the Purchaser Warrants will be remeasured and changes in the fair value will be reported in the Statements of Operations. At March 31, 2016, the warrant liability was re-measured at fair value that was determined to be $431,383. During the three months ended March 31, 2016, we recorded a gain on warrant re-valuation of $7,724.

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

We recorded debt discount accretion of $143,226 to interest expense in the Statements of Operations during the three ended March 31, 2016 and has an unamortized debt discount of $706,683 and $849,909 as of March 31, 2016 and December 31, 2015, respectively.

Stock Transaction

On April 1, 2016, we issued a total of 300,000 restricted common shares, valued at $75,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services.

We previously filed a registration statement on Form S-1 under the Securities Act that was declared effective on October 30, 2015 (the “Form S-1”). Pursuant to the Form S-1, we proposed to offer 10,000,000 shares of our authorized but unissued common stock at an offering price of $0.50 per share (“Primary Offering”). Effective as of January 21, 2016, our board of directors determined that it was in our best interests to terminate the Primary Offering and declared the Primary Offering to be terminated immediately as of that date as permitted under the terms of the Primary Offering described in the Form S-1. As of the date of the termination, no shares of our common stock had been offered or sold under the terms of the Primary Offering.

Stock Based Compensation

On May 1, 2015 (“Grant Date”), we issued to our Chief Executive Officer and director (“CEO”), options to purchase 10,000,000 shares of our common stock under our 2015 Equity Incentive Plan (the “2015 Plan”), valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). We recognized expense of $518,465 for the three months ended March 31, 2016 within stock based compensation – related party in the Statement of Operations with the remaining $585,666 to be recognized over the remaining vesting period.

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

Reign Sapphires is our color gemstone brand and we intend to launch our inaugural jewelry collection via our website www.reignsapphires.com in late second calendar quarter of 2016. The sample jewelry collection has been designed and manufactured and is ready for production.

Our core values are to offer consumers conflict free sapphires; sapphires that are mined from a verified source; sapphires that have been procured directly from miners, sapphires that are ethically processed and sapphires that are natural (not synthetic). In addition, we intend to feature exclusively Australian sapphires in our initial jewelry collections. We have sufficient inventory to launch the sample collection.

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

We intend to focus our marketing initiatives on: (1) Business-to-Consumer (“B2C”) marketing to attract customers to the reignsapphires.com website, (2) Business-to-Business (“B2B”) marketing and sales efforts, to establish exclusive distribution partners, and eventually (3) building a strong retail presence to market the products directly to consumers on a retail level.

We intend to launch a collection that includes rings, bracelets, and necklaces; featuring predominantly 1.5mm to 2.5mm diamond and princess cut sapphire melees. We intend to market the Red Carpet collection to households with annual income of $100,000 and greater and the Day-to-Night collection to households with income of $60,000 to $100,000.

We intend to initially focus marketing efforts in the U.S. and upon encountering three years of year on year growth in the U.S. with online, wholesale, and retail sales, we intend to expand our retail marketing efforts internationally.

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

Strategy

Reign Sapphire Corporation intends to set itself apart from its competition by marketing three core offerings: a direct from the “miners-gate to retail” model for sapphires - rough sapphires to finished jewelry; a color gemstone brand; and a jewelry brand featuring Australian sapphires.

We intend to promote Reign Sapphires as conflict free, ethically processed and natural. We also intend to make video footage and pictures of the process available to consumers via our website www.reignsapphires.com.

We intend to focus primarily on the conflict free, procured from a verified source element well as quality and design.

Products

We intend to launch two inaugural collections: Reign Day-to-Night; featuring classic & timeless pieces designed to complement versus take over and Reign Red-Carpet; featuring bold designs, made for the stars to hold a time and place in Hollywood’s history. We intend to include in these collections rings, bracelets, and necklaces; using predominantly 1.5mm to 2.5mm diamond and princess cut sapphire melees.

Market Opportunities & Marketing Strategy

We intend to market the Red Carpet collection to households with annual income of $100,000 and greater and the Day-to-Night collection to households with income of $60,000 to $100,000.

Demand for the industry’s products is largely driven by the needs and preferences of consumers, along with variations in the level of disposable income allocated toward their purchases. We intend to eventually also capitalize on fashion market opportunities by having a lower price point silver jewelry collection.

We intend to focus our marketing initiatives on: (1) Business-to-Consumer (“B2C”) marketing to attract customers to the reignsapphires.com website, (2) Business-to-Business (“B2B”) marketing and sales efforts, to establish distribution partners such as high-end fashion retailers, and eventually (3) building a strong retail presence to market the products directly to consumers on a retail level. We intend to initially focus marketing efforts in the U.S. and upon encountering three years of year on year growth in the U.S. with online, wholesale, and retail sales, we intend to expand our marketing efforts internationally.

We intend to attract retail customers to the reignsapphires.com website by spreading awareness of the company and its offerings by engaging the services of a digital marketing specialist and social media specialist. We also intend to hire a publicist as well as a marketing and branding specialist to manage print advertising campaigns and seasonal promotional activities. We intend to identify ideal locations for retail flagship stores that contain a large volume of walk-by traffic in communities with upper income residents.

We intend to form limited wholesale partnerships with retailers to sell the products at their retail boutiques, the benefit to Reign Sapphires is the promotion of our brand at the consumer level until we are in a position to open our own flagship stores. Prior to launching our sales campaign, we intend to develop and use association strategy to identify appropriate and strategic partners for co-marketing opportunities.

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

We had no significant operating revenues through March 31, 2016. We expect to have operating revenues in late second calendar quarter of 2016 as we launch our B2C marketing initiative. Revenues will be predominately the result of fine jewelry sales. At March 31, 2016 our cash balance was $317,972.

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

We currently have no retail sales or operational retail website. Revenue generated to date has been as a result of wholesale sales of loose gemstones; we intend to continue with wholesale sales of loose gemstones to a number of customers with one major customer contributing the bulk of our revenue until we are ready to launch our jewelry collection direct to consumers in late second calendar quarter of 2016.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenue

Revenue decreased by $10,768, or 100.0%, to $0 for the three months ended March 31, 2016 from $10,768 for the three months ended March 31, 2015. To date, revenues have been generated through the sale of loose sapphires. Although we will continue to sell loose sapphires, we will focus on our primary business of placing the loose sapphires in jewelry settings. Therefore, we had no revenue in the current quarter.

Cost of Sales

Cost of sales decreased by $3,001, or 100.0%, to $0 for the three months ended March 31, 2016 from $10,768 for the three months ended March 31, 2015. To date, cost of sales has been generated through the sale of loose sapphires. Although we will continue to sell loose sapphires, we will focus on our primary business of placing the loose sapphires in jewelry settings. Therefore, we had no cost of sales in the current quarter.

Operating expenses

Operating expenses increased by $533,113, or 346.7%, to $712,679 for the three months ended March 31, 2016 from $159,566 for the three months ended March 31, 2015 primarily due to increases in stock based compensation – related party of $518,465, consulting services costs of $13,296, investor relations costs of $11,000, rent of $1,420, professional fees of $4,973, marketing costs of $3,737, and general and administration costs of $222 as a result of adding administrative infrastructure, primarily consulting, marketing, and investor relations, for our current and anticipated sales growth.

For the three months ended March 31, 2016, we had stock based compensation – related party of $518,465, marketing expenses of $26,690, and general and administrative expenses of $167,524 primarily due to consulting costs of $76,996, investor relations costs of $11,000, travel expenses of $28,349, rent of $9,808, professional fees of $30,764, and general and administration costs of $10,607 as a result of adding administrative infrastructure, primarily consulting, marketing, and investor relations, for our current and anticipated sales growth.

For the three months ended March 31, 2015, we had marketing expenses of $22,953 and general and administrative expenses of $136,613 primarily due to consulting costs of $63,700, travel expenses of $26,983, rent of $8,388, professional fees of $25,791, and general and administration costs of $11,751 as a result of startup marketing initiatives and adding administrative infrastructure.

Other Expense

Other expense for the three months ended March 31, 2016 was $135,347 compared to $0 for the three months ended March 31, 2015 due to interest expense of $144,059 in conjunction with the accretion of the debt discount recorded in three months ended March 31, 2015, the gain on the change in fair value of warrant liabilities of $7,724, and the gain on the change in fair value of derivative liabilities of $988.

Net loss before income taxes

Net loss before income taxes for the three months ended March 31, 2016 totaled $851,242 and $151,799 for the three months ended March 31, 2015 primarily due to stock based compensation – related party, consulting services costs, rent, travel costs, professional fees, marketing costs, investor relations costs, general and administration costs, and interest expense in conjunction with debt discount.

Assets and Liabilities

Assets were $1,294,325 as of March 31, 2016. Assets consisted primarily of cash of $317,972, inventory of $703,416 which includes samples inventory of $122,774, prepaid expenses of $5,396, equipment of $7,541, and intangible assets of $260,000. Liabilities were $1,709,110 as of March 31, 2016. Liabilities consisted primarily of accrued compensation-related party of $581,000, accounts payable – related party of $397,411, advance from shareholder of $55,504, derivative liabilities of $87,995, warrant liabilities of $431,383, and long-term convertible notes of $155,817 (less unamortized discount of $706,683).

Stockholders’ Deficit

Stockholders’ deficit was $414,785 as of March 31, 2016. Stockholder’s equity during the three months ended March 31, 2016 consisted primarily of stock based compensation – related party of $518,465, offset primarily by the net loss of $851,242.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $320,852 in the three months ended March 31, 2016 resulting from cash used in operating activities of $317,569, and cash used in investing activities of $3,283.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	For the Three Months Ended March 31,
	2016	2015

Net cash used in:
Operating activities	$(317,569)	$(7)
Investing activities	(3,283)	-
Financing activities	-	-

Net decrease in cash	$(320,852)	$(7)

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Cash Flows from Operating Activities – For the three months ended March 31, 2016, net cash used in operating activities was $317,569. Net cash used in operations was primarily due to a net loss of $(851,242), and the changes in operating assets and liabilities of $119,809, primarily due to the increase in accounts payable –related party of $193,628, offset primarily by prepaid expenses of $8,227, and accrued compensation - related party of $65,000. In addition, net cash used in operating activities was offset primarily by adjustments to reconcile net loss from stock based compensation – related party of $518,465, the accretion of the debt discount of $$143,226, depreciation expense of $503, offset primarily by the change in warrant liabilities of $7,724 and the change in derivative liabilities of $988.

For the three months ended March 31, 2015, net cash used in operations was $7. Net cash used in operating activities was primarily due to a net loss of $(151,799), offset primarily by the estimated fair market value of stock issued for services of $10,000, the amortization of stock issued for future services of $16,100, depreciation expense of $288, and the changes in operating assets and liabilities of $125,404, primarily due to the increase in accrued compensation - related party of $45,000, accounts payable – related party of $82,304, inventory of $3,001, prepaid expenses of $867, and accounts payable of $5,000, offset primarily by accounts receivable of $10,768.

Cash Flows from Investing Activities – For the three months ending March 31, 2016, net cash used in investing activities was $3,283 for purchases of computer equipment.

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

Short-Term Financing

Advance from Shareholder

We borrow funds from our CEO/Director for working capital purposes from time to time. As of March 31, 2016, we have recorded the principal balance due of $55,504 in Advance From Shareholder. We received no advances and had no repayments for the three months ended March 31, 2016 and 2015, respectively. Advances are non-interest bearing and due on demand. Past loans and advances from our CEO/Director were not made pursuant to any loan agreements or promissory notes, nor will any future loans and advances from our CEO/Director be made pursuant to loan agreements or promissory notes.

Business Expenses Paid by Shareholder

We have accrued unpaid amounts related to business expenses paid by our CEO on behalf of us. Unpaid business expenses totaling $397,411 and $396,819 as of March 31, 2016 and December 31, 2015, respectively, is included in Accounts Payable – Related Party in the accompanying Balance Sheet. During the three months ended March 31, 2016, business expenses totaled $248,472 (comprised of inventory purchases totaling $193,628 and operating expenses totaling $54,844) and payments for business expenses totaled $247,880.

Stock Transactions

On April 1, 2016, we issued a total of 300,000 restricted common shares, valued at $75,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services.

We previously filed a registration statement on Form S-1 under the Securities Act that was declared effective on October 30, 2015 (the “Form S-1”). Pursuant to the Form S-1, we proposed to offer 10,000,000 shares of our authorized but unissued common stock at an offering price of $0.50 per share (“Primary Offering”). Effective as of January 21, 2016, our board of directors determined that it was in our best interests to terminate the Primary Offering and declared the Primary Offering to be terminated immediately as of that date as permitted under the terms of the Primary Offering described in the Form S-1. As of the date of the termination, no shares of our common stock had been offered or sold under the terms of the Primary Offering.

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

On Grant Date, we issued our CEO, options for 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The options will vest 50% on the first anniversary of the Grant Date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the Grant Date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by us from the Grant Date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of our common stock subject to the Option shall fully vest if we shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by us pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the Grant Date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. We recognized expense of $518,465 for the three months ended March 31, 2016 within stock based compensation – related party in the Statement of Operations with the remaining $585,666 to be recognized over the remaining vesting period.

We used the Black-Scholes valuation model to value the options with known inputs for option term exercise price and stock price and assumptions for expected volatility rate; dividend rate; and risk free interest rate. The table summarizes the Black-Scholes assumptions used in the valuation of the options issued:

May 1, 2015
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

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $10,000 of equipment in connection with the expansion of our business.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

Our independent registered accounting firm has added an explanatory paragraph to their audit opinion issued in connection with our financial statements. We had an accumulated deficit of approximately $4,178,000 at March 31, 2016, had a net loss of approximately $851,000 and $152,000 for the three months ended March 31, 2016 and 2015, respectively, and net cash used in operating activities of approximately $318,000 and $0 for the three months ended March 31, 2016 and 2015, respectively, with limited revenue earned since inception.

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

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: inventory valuation, warrant liability valuation, derivative liability valuation, common stock and option valuation, and the recoverability of intangibles. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

Accounts Receivable

We record trade receivables when revenue is recognized. When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. At March 31, 2016 and December 31, 2015, we had no allowance for doubtful accounts. For the three months ended March 31, 2016 and 2015, there were no accounts written-off.

Inventories

Inventories are stated at the lower of cost or market on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Our inventory consists of loose sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of March 31, 2016 and December 31, 2015, inventory consists of loose sapphire jewels and loose sapphire jewels held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. We appraise our inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, we review the inventory each quarter against industry prices from gem-guide and if there is a potential impairment, we would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the appraised value of the sapphires could be significantly lower from the current estimated fair value. Our loose sapphire jewels do not degrade in quality over time and are not subject to fashion trends. In view of the foregoing factors, we have concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of March 31, 2016 and December 31, 2015, respectively.

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

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2016 and December 31, 2015, the fair value of inventory, accrued compensation - related party, and advance from shareholder approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17, Income Taxes, which simplifies the presentation of deferred tax assets and liabilities on the balance sheet. Previous GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet. The amendment requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Company is in the process of evaluating the impact of this ASU on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet. The Company is required to adopt this ASU no later than January 1, 2018, with early adoption permitted, and the guidance may be applied either prospectively or retrospectively. The Company does not expect this ASU to have a material impact on its financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendment to the standard is effective for the Company beginning on June 1, 2018. The Company does not expect this ASU to have a material impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02 - Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.  ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The ASU does not change the core principle of the guidance in the aforementioned ASU 2014-09, instead, the amendments in this Update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. ASU 2016-08 will have the same effective date and transition requirements as ASU 2014-09. The Company is in the process of evaluating the impact of this ASU on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is in the process of evaluating the impact of this ASU on its financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. The amendments in this Update affect the guidance in the aforementioned ASU 2014-09 by clarifying two aspects: identifying performance obligations and the licensing implementation guidance. ASU 2016-10 will have the same effective date and transition requirements as the ASU 2014-09. The Company is in the process of evaluating the impact of this ASU on its financial statements.

Future Contractual Obligations and Commitment

As of March 31, 2016, we had no future contractual obligations and commitments. Future contractual obligations and commitments are based on the terms of the relevant agreements and appropriate classification of items under U.S. GAAP as currently in effect. Future events could cause actual payments to differ from these amounts.

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

Employment Agreements

We previously had a consulting agreement with our CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either us or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of the employment agreement expires on December 31, 2018, unless earlier terminated by us or Director. The agreement provides for automatic one-year renewals, unless either we or Director give notice of our or his intention not to extend at least 90 days prior to the expiration of any term. In addition, Director will receive a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by our board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If we terminate Director’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Director and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $45,000 and $0 and consulting fees of $0 and $30,000 for the three months ended March 31, 2016 and 2015, respectively. Deferred compensation totaling $394,000 and $349,000 as of March 31, 2016 and December 31, 2015, respectively, is included in Accrued Compensation-Related Party.

We previously had a consulting agreement with our secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either us or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of the employment agreement expires on December 31, 2018, unless earlier terminated by us or Secretary. The agreement provides for automatic one-year renewals, unless either we or Secretary give notice of our or his intention not to extend at least 90 days prior to the expiration of any term. In addition, Secretary will receive a minimum annual base salary of $80,000. If we terminate Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Director and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $20,000 and $0 and consulting fees of $0 and $15,000 for the three months ended March 31, 2016 and 2015, respectively. Deferred compensation totaling $187,000 and $167,000 as of March 31, 2016 and December 31, 2015, respectively, is included in Accrued Compensation-Related Party.

Off-Balance Sheet Arrangements

As of March 31, 2016, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We will continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis.

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

We have filed a registration statement on Form S-1 under the Securities Act of 1933, as amended, that was declared effective on May 4, 2016 and readers of this report should refer to and read the section on “Risk Factors” in such Form S-1 for important information relating to our company, our industry, our securities and the offering of our securities that is the subject of such Form S-1.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2016, the Company issued a total of 300,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $75,000 (based on the fair value of the services on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. In the event of the voluntary or involuntary termination of Advisor’s service status for any reason (including death or Disability), with or without cause, the Company shall upon the date of such termination (the “Termination Date”) have an irrevocable, exclusive option for a period of three (3) months from such date to repurchase all or any portion of the unvested shares held by Advisor as of the Termination Date at the original purchase price of $0.25 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There have been no events which are required to be reported under this Item.

ITEM 4. MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended March 31, 2016, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Reign Sapphire Corporation (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIGN SAPPHIRE CORPORATION

Date: May 9, 2016	By:	/s/ Joseph Segelman
Joseph Segelman
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

