Form 10-Q
period 2016-06-30
Reign Sapphire Corp
filed 2016-08-04
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2016

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

As of August 4, 2016, we had 34,623,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REIGN SAPPHIRE CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$144,391	$638,824
Inventory	732,753	509,788
Prepaid expenses	6,000	13,623
Total current assets	883,144	1,162,235

Equipment, net	6,856	4,761
Intangible assets	268,000	260,000
Total assets	$1,158,000	$1,426,996

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable - related party	$399,337	$396,819
Accrued compensation - related party	646,000	516,000
Advance from shareholder	55,504	55,504
Derivative liabilities	315,297	88,983
Warrant liabilities	418,039	439,107
Total current liabilities	1,834,177	1,496,413
Long-term liabilities:
Convertible notes, less unamortized debt discount of $563,458 and $849,909 at June 30, 2016 and December 31, 2015, respectively	299,042	12,591
Total long-term liabilities	299,042	12,591
Total liabilities	2,133,219	1,509,004

Commitments and contingencies

Stockholders' (deficit) equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized; 34,398,000 and 34,323,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	3,440	3,432
Additional paid-in-capital	4,084,860	3,241,137
Accumulated deficit	(5,063,519)	(3,326,577)
Total stockholders' deficit	(975,219)	(82,008)
Total liabilities and stockholders' (deficit) equity	$1,158,000	$1,426,996

See accompanying notes to condensed financial statements

REIGN SAPPHIRE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$-	$29,207	$-	$18,439

Cost of Sales	-	9,930	-	6,930

Gross Profit	-	19,277	-	11,509

Operating expenses:
Marketing expenses	43,850	12,500	17,161	-
Stock based compensation -related party	824,981	347,543	306,516	347,543
General and administrative	371,948	283,845	203,206	147,232
Total operating expenses	1,240,779	643,888	526,883	494,775
Loss from operations	(1,240,779)	(624,611)	(526,883)	(483,266)

Other (income) expense:
Change in fair value of warrant liabilities	(21,068)	-	(13,344)	-
Change in fair value of derivative liabilities	226,314	-	227,302	-
Interest expense	288,117	-	144,059	-
Total other expense	493,363	-	358,017	-

Loss before income taxes	(1,734,142)	(624,611)	(884,900)	(483,266)
Income taxes	(2,800)	-	(800)	-

Net loss	$(1,736,942)	$(624,611)	$(885,700)	$(483,266)

Net loss per share, basic and diluted	$(0.05)	$(0.02)	$(0.03)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	34,360,088	30,090,000	34,397,176	30,195,000

See accompanying notes to condensed financial statements

REIGN SAPPHIRE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(1,736,942)	$(624,611)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation - related party	824,981	347,543
Depreciation expense	1,188	577
Accretion of debt discount	286,451	-
Change in derivative liabilities	226,314	-
Change in warrant liabilities	(21,068)	-
Amortization of stock issued for future services	-	32,200
Estimated fair market value of stock issued for services	18,750	10,000
Changes in operating assets and liabilities:
Accounts receivable	-	(29,206)
Inventory	-	9,930
Prepaid expenses	7,623	1,734
Accounts payable	-	5,000
Accounts payable - related party	(220,447)	136,783
Accrued compensation - related party	130,000	110,000
Net cash used in operating activities	(483,150)	(50)

Cash flows from investing activities:
Purchase of intangible assets	(8,000)	-
Purchases of computer equipment	(3,283)	-
Net cash used in investing activities	(11,283)	-

Net decrease in cash	(494,433)	(50)

Cash at beginning of period	638,824	95
Cash at end of period	$144,391	$45

Non-cash investing and financing activities:
Inventory purchased for accounts payable - related party	$222,965	$-
Stock issued to third party in exchange for intangible	$-	$250,000
Intangible acquired for accounts payable	$-	$10,000
Inventory samples acquired for accounts payable - related party	$-	$30,929
Reduction of advance from shareholder with accounts receivable	$-	$37,562
Stock issued for deferred offering costs	$-	$75,000

See accompanying notes to condensed financial statements

REIGN SAPPHIRE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 31, 2016 AND 2015 (UNAUDITED)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

Reign Sapphire Corporation (the “Company”) was established on December 15, 2014 in the State of Delaware. The Company is a fine jewelry company and its business intends to offer sapphire direct from the mine’s gate to the consumer by processing rough Australian sapphires, overseeing the gem cutting and manufacturing fine jewelry in the USA. The inaugural jewelry collection recently launched includes rings, pendants, bracelets, and cuff links using a variety of metals and finishes.

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

NOTE 2 – BASIS OF PRESENTATION

The included (a) condensed balance sheet as of December 31, 2015, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of June 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2015 and 2014 audited financial statements filed on Form 10K on March 30, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed financial statements which substantially duplicate the disclosure contained in the financial statements as reported in the Annual Report on Form 10-K for the year ended December 31, 2015 as filed on March 30, 2016, have been omitted.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

Going Concern

The accompanying condensed unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $5,063,500 at June 30, 2016, had a net loss of approximately $1,736,900 and $624,600 for the six months ended June 30, 2016 and 2015, respectively, and approximately $885,700 and $483,300 for the three months ended June 30, 2016 and 2015, respectively, and net cash used in operating activities of approximately $483,200 and $100 for the six months ended June 30, 2016 and 2015, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about our ability to continue as a going concern.

While the Company is attempting to expand operations and increase revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. Our current burn rate to maintain the minimal level of operations for us to be in a position to execute our business plan upon funding is anticipated to be no greater than $25,000 per month in cash. Joseph Segelman, our President and CEO, has agreed to underwrite these costs, if necessary, until we are then able to begin execution of our business plan. In addition, until we begin execution of our business plan, we will continue to defer and accrue salaries and thus will not require cash to make payments under employment agreements.

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

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. As of June 30, 2016 and December 31, 2015, the Company has no items other than net loss affecting comprehensive loss.

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

The results of transactions in foreign currency are remeasured into the functional currency at the average rate of exchange during the reporting period. Aggregate net foreign currency remeasurements included in general and administrative expenses in the accompanying statements of operations was a loss of approximately $0 and $0 for the three and six months ended June 30, 2016 and 2015, respectively.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into the Company’s reporting currency of USD at the exchange rates prevailing at the balance sheet date. All translation adjustments resulting from the translation of the financial statements into the reporting currency at USD are dealt with as a separate component within stockholders’ equity. The Company had no translation adjustments for the three and six months ended June 30, 2016 and 2015.

As of June 30, 2016 and 2015, the exchange rate was AUD 1.3468 and 1.2968, per USD, respectively. The average exchange rate for the six months ended June 30, 2016 and 2015 was AUD 1.3640 and 1.2794, respectively.

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of purchased intangible assets with finite useful lives) are reviewed for impairment annually in accordance with the guidance of the FASB Topic ASC 360, Property, Plant, and Equipment, and FASB ASC Topic 205 Presentation of Financial Statements. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through June 30, 2016, the Company had not experienced any impairment losses.

Intangible Assets

Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization. For intangible assets purchased in a business combination or received in a nonmonetary exchange, the estimated fair values of the assets received (or, for non-monetary exchanges, the estimated fair values of the assets transferred if more clearly evident) are used to establish the cost basis, except when neither of the values of the assets received or the assets transferred in non-monetary exchanges are determinable within reasonable limits. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. Amortization of finite-lived intangible assets is computed over an estimated three year useful life.

Intangible include website development costs. Certain direct development costs associated with internal-use website development are capitalized in accordance with the guidance of the FASB Topic ASC 350-50, Website Development Costs, and include external direct costs of services principally related to software coding, designing system interfaces, graphics, and content, and installation and testing of the software. These costs are recorded as intangible assets and are considered to have a three year useful life.

Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

Advertising

Advertising expenses are recorded as marketing expenses when they are incurred. Advertising expense was approximately $17,200 and $0, and $43,900 and $12,500, for the three and six months ended June 30, 2016 and 2015, respectively.

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2016 and December 31, 2015, the fair value of cash, accounts receivable, accounts payable and accrued expenses approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The warrant and the embedded derivative liabilities are recognized at fair value on a recurring basis at June 30, 2016 and are Level 3 measurements (see Note 7). There have been no transfers between levels.

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

The Company has business activities in Australia and Asia, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between USD and the Australian currency AUD. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Aggregate net foreign currency transactions included in the income statement was immaterial for the three and six months ended June 30, 2016 and 2015.

Interest rate risk

Financial assets and liabilities do not have material interest rate risk.

Credit risk

The Company is exposed to credit risk from its cash in bank and accounts receivable. The credit risk on cash in banks is limited because the counterparties are recognized financial institutions.

The Company had no customers that accounted for 10% or more of total revenue for the three and six months ended June 30, 2016. The Company had one customer that accounted for 10% or more of total revenue, comprising 100.0% of total revenue, for the three and six months ended June 30, 2015. The Company had no accounts receivable at June 30, 2016 and December 31, 2015.

Foreign currency risk

The Company has transactions settled in AUD. Thus, the Company has foreign currency risk exposure.

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

NOTE 4 – INVENTORY

Inventories consist of loose sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry and sapphire jewels in jewelry settings. Inventories are stated at the lower of cost or market on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. The Company appraises its inventory on an annual basis to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the appraised value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time and are not subject to fashion trends. As of June 30, 2016, based on management’s review, and December 31, 2015, based on the annual appraisal of the inventory, the estimated fair market value approximated cost.

Inventory includes approximately $133,000 of samples. Samples are used to show potential customers what the jewelry would look like and are available for sale. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. No sample inventory used for promotional items were removed and expensed through June 30, 2016.

NOTE 5 – INTANGIBLE ASSETS

Trademarks

The trademarks “Reign” and “Reign Opulence” (collectively “Trademarks”) were purchased on June 30, 2015 from a third party in exchange for 1,000,000 shares of the Company’s restricted stock, valued at $250,000 (based on the estimated fair value of the stock on the date of grant) plus $10,000 cash for the purchase of two trademarks. The Company has recorded a total of $260,000 as intangible assets in the accompanying Balance Sheet at June 30, 2016. Trademarks are amortized over their estimated useful life. There was no amortization expense for the three and six months ended June 30, 2016 and 2015 as amortization of the Trademarks will begin when the Company launches its website and begins to market the trademarked names, which is planned for in late third calendar quarter of 2016.

Website Development Costs

The Company evaluated the cost incurred and pursuant to ASC 350-50 capitalized $8,000 as website development under intangible assets in the accompanying Balance Sheet at June 30, 2016. Website development costs are expected to have an estimated life of three years. There was no amortization expense for the three and six months ended June 30, 2016 and 2015 as amortization of the Website will begin when the Company launches the website and begins to market the trademarked names, which is expected to occur in late third calendar quarter of 2016.

Intangible assets consisted of the following:

	Estimated life	June 30, 2016	December 31, 2015
Trademarks	various	$260,000	$260,000
Website Development	3 years	8,000	-
		268,000	260,000
Accumulated amortization		-	-
		$268,000	$260,000

NOTE 6 – ADVANCE FROM SHAREHOLDER

The Company borrows funds from the Company’s Director for working capital purposes from time to time. The Company has recorded the principal balance due of $55,504 under Advance From Shareholder in the accompanying Balance Sheets at each of June 30, 2016 and December 31, 2015, respectively. The Company received no advances and had no repayments for the three and six months ended June 30, 2016 and 2015. Advances are non-interest bearing and due on demand. Past loans and advances from our Director were not made pursuant to any loan agreements or promissory notes, nor will any future loans and advances from our Director be made pursuant to loan agreements or promissory notes.

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

The Company evaluated the Optional Redemption in ASC 815, and concluded that the Optional Redemption meets the criteria in ASC 815, and therefore, is accounted for as a liability.

The Optional Redemption was recorded as a derivative liability on the Balance Sheet at its fair value of $199,150 at June 30, 2016 as any change in the fair value six (6) months after the Original Issue Date to June 30, 2016 was deemed immaterial. During the three and six months ended June 30, 2016, the Company recorded a loss on Optional Redemption valuation of $199,150 and $199,150, respectively.

The fair value of the Optional Redemption derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling incorporating the following inputs:

June 30, 2016

Expected dividend yield	0.00%
Expected stock-price volatility	50% - 60%
Risk-free interest rate	0.36%
Expected term of options (years)	.5 - 1.0
Stock price	$0.25
Conversion price	$0.12

At each subsequent reporting date, the fair value of the Optional Redemption liability will be remeasured and changes in the fair value will be recorded in the Statements of Operations.

Purchaser Conversion

The Purchaser has the right at any time after the Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “Conversion Amount”) divided by the Purchaser Conversion Price of $0.12, subject to potential future adjustments described below. If the total outstanding balance of the Note were convertible as of June 30, 2016, the Note would have been convertible into 7,187,500 shares of the Company’s common stock.

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

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling incorporating the following inputs:

	Six Months Ended	Year Ended
	June 30, 2016	December 31, 2015

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	50% - 60%	50.0%
Risk-free interest rate	0.36%	0.47% - 0.86%
Expected term of options (years)	.5 - 1.0	.5 - 1.5
Stock price	$0.25	$0.25
Conversion price	$0.12	$0.12

At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the Statements of Operations. At June 30, 2016, the embedded derivative was re-measured at fair value that was determined to be $116,147. During the three and six months ended June 30, 2016, the Company recorded a loss on embedded derivative re-valuation of $28,152 and $27,164, respectively.

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

The exercise price of the Purchaser Warrants is $0.30 per share of the Company’s common stock, as may be adjusted from time to time pursuant to the anti-dilution provisions of the Purchaser Warrants.

The Purchaser Warrants are exercisable by the Purchaser in whole or in part, as either a cash exercise or as a “cashless” exercise.

The Company evaluated the Warrants under ASC 480 “Distinguishing Liabilities From Equity” and ASC 815 “Derivatives and Hedging”. Due to the existence of the anti-dilution provision, which reduces the Exercise Price and Conversion Price in the event of subsequent Dilutive Issuances, the Purchaser Warrants are not indexed to the Company’s common stock, and the Company determined that the Purchaser Warrants meet the definition of a derivative under ASC 815. Accordingly, the Purchaser Warrants were recorded as derivative liabilities in the Balance Sheet at their fair value of $439,107 at the date of issuance and at December 31, 2015 as any change in the fair value was deemed immaterial.

The fair value of the Purchaser Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling, incorporating the following inputs:

	Six Months Ended	Year Ended
	June 30, 2016	December 31, 2015

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	50% - 60%	50.0%
Risk-free interest rate	0.93%	1.74%
Expected term of options (years)	.5 - 1.0	.5 - 1.5
Stock price	$0.25	$0.25
Exercise price	$0.30	$0.30

At each subsequent reporting date, the fair value of the Purchaser Warrants will be remeasured and changes in the fair value will be reported in the Statements of Operations. At June 30, 2016, the warrant liability was re-measured at fair value that was determined to be $418,039. During the three and six months ended June 30, 2016, the Company recorded a gain on warrant re-valuation of $13,344 and $21,068, respectively.

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

The Company recorded debt discount accretion of $143,225 and $286,451 to interest expense in the Statements of Operations during the three and six months ended June 30, 2016 and has an unamortized debt discount of $563,458 and $849,909 as of June 30, 2016 and December 31, 2015, respectively.

NOTE 8 – STOCK BASED COMPENSATION

2015 Equity Incentive Plan

On April 1, 2016, as amended, the Company issued a total of 300,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $75,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company recognized compensation expense of $18,750 under general and administrative expenses in the accompanying Statement of Operations for the three and six months ended June 30, 2016.

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

On May 1, 2015 (“Grant Date”), the Company granted to its CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The options will vest 50% on the first anniversary of the Grant Date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the Grant Date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by the Company from the Grant Date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of the Company’s common stock subject to the Option shall fully vest if the Company shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by the Company pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the Grant Date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. The Company recognized expense of $306,516 and $347,543 for the three months ended June 30, 2016 and 2015, respectively, and $824,981 and $347,543 for the and six months ended June 30, 2016 and 2015, respectively, within stock based compensation – related party in the accompanying Statement of Operations with the remaining $279,149 to be recognized over the remaining vesting period.

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

Stock price. Determined from third party transactions through the purchase of inventory or services provided to us by outside consultants.

The following represents a summary of the Options outstanding at June 30, 2016 and changes during the period then ended:

		Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2015	-	$-	$-
Granted	10,000,000	0.005	2,450,000
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at January 1, 2016	10,000,000	$0.005	$2,450,000
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at June 30, 2016	10,000,000	$0.005	$2,450,000
Exercisable at June 30, 2016	-	$-	$-
Expected to be vested	10,000,000	$0.005	$-

NOTE 9 – Related Party Transactions

Other than as set forth below, and as disclosed in Notes 6, and 8, the Company has not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest.

Employment Agreements

The Company previously had a consulting agreement with its CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by an employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If the Company terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $45,000 and $45,000 and consulting fees of $0 and $0 for the three months ended June 30, 2016 and 2015, respectively. The Company incurred compensation expense of $90,000 and $45,000 and consulting fees of $0 and $30,000 for the six months ended June 30, 2016 and 2015, respectively. Deferred compensation totaling $439,000 and $349,000 as of June 30, 2016 and December 31, 2015, respectively, is included in Accrued Compensation – Related Party in the accompanying Balance Sheets.

The Company previously had a consulting agreement with its secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two month notice in writing. The Secretary is the spouse of the CEO. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by an employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If the Company terminates the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $20,000 and $13,333 and consulting fees of $0 and $6,667 for the three months ended June 30, 2016 and 2015, respectively. The Company incurred compensation expense of $40,000 and $13,333 and consulting fees of $0 and $21,667 for the six months ended June 30, 2016 and 2015, respectively. Deferred compensation totaling $207,000 and $167,000 as of June 30, 2016 and December 31, 2015, respectively, is included in Accrued Compensation – Related Party in the accompanying Balance Sheets.

Through June 30, 2016, the Company has not made any cash payments pursuant to these agreements.

The Company has accrued unpaid amounts related to business expenses paid by the CEO on behalf of the Company. Unpaid business expenses totaling $399,337 and $396,819 as of June 30, 2016 and December 31, 2015, respectively, is included in Accounts Payable – Related Party in the accompanying Balance Sheet. During the six months ended June 30, 2016, business expenses totaled $345,863 (comprised of inventory purchases totaling $222,965 and operating expenses totaling $122,898) and payments for business expenses totaled $343,345.

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net loss attributable to the common stockholders	$(1,736,942)	$(624,611)	$(885,700)	$(483,266)

Basic weighted average outstanding shares of common stock	34,360,088	30,090,000	34,397,176	30,195,000
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	34,360,088	30,090,000	34,397,176	30,195,000

Loss per share:
Basic and diluted	$(0.05)	$(0.02)	$(0.03)	$(0.02)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company has month-to month leases for its headquarters and its sales and marketing office. The total rent is approximately $3,500 per month.

Rent expense was approximately $11,300 and $10,000, and $21,100 and $18,400 for the three and six months ended June 30, 2016 and 2015, respectively.

Legal

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 12 – SUBSEQUENT EVENTS

There were no events subsequent to July 1, 2016, and up to the date of this filing that would require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this filing. This discussion and other parts of this filing contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, intentions, and beliefs. Our actual results may differ materially from those discussed in these forward-looking statements as a result of various factors, including those referred to under “Risk Factors” (in the Annual Report on Form 10-K for the year ended December 31, 2015 as filed on March 30, 2016) and in other parts of this filing, and you should not place undue certain on these forward-looking statements, which apply only as of the date of this filing.

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

We evaluated the Optional Redemption in ASC 815, and concluded that the Optional Redemption meets the criteria in ASC 815, and therefore, is accounted for as a liability.

The Optional Redemption was recorded as a derivative liability on the Balance Sheet at its fair value of $199,150 at June 30, 2016 as any change in the fair value six (6) months after the Original Issue Date to June 30, 2016 was deemed immaterial. During the three and six months ended June 30, 2016, we recorded a loss on Optional Redemption valuation of $199,150 and $199,150, respectively.

The fair value of the Optional Redemption liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling incorporating the following inputs:

June 30, 2016

Expected dividend yield	0.00%
Expected stock-price volatility	50% - 60%
Risk-free interest rate	0.36%
Expected term of options (years)	.5 - 1.0
Stock price	$0.25
Conversion price	$0.12

At each subsequent reporting date, the fair value of the Optional Redemption liability will be remeasured and changes in the fair value will be recorded in the Statements of Operations.

Purchaser Conversion

The Purchaser has the right at any time after the Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“Purchaser Conversion Shares”) of our common stock, of the portion of the outstanding balance being converted (the “Conversion Amount”) divided by the Purchaser Conversion Price of $0.12, subject to potential future adjustments described below. If the total outstanding balance of the Note were convertible as of June 30, 2016, the Note would have been convertible into 7,187,500 shares of our common stock.

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

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling incorporating the following inputs:

	Six Months Ended	Year Ended
	June 30, 2016	December 31, 2015

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	50% - 60%	50.0%
Risk-free interest rate	0.36%	0.47% - 0.86%
Expected term of options (years)	.5 - 1.0	.5 - 1.5
Stock price	$0.25	$0.25
Conversion price	$0.12	$0.12

At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the Statements of Operations. At June 30, 2016, the embedded derivative was re-measured at fair value that was determined to be $116,147. During the three and six months ended June 30, 2016, we recorded a loss on embedded derivative re-valuation of $28,152 and $27,164, respectively.

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

The exercise price of the Purchaser Warrants is $0.30 per share of our common stock, as may be adjusted from time to time pursuant to the anti-dilution provisions of the Purchaser Warrants.

The Purchaser Warrants are exercisable by the Purchaser in whole or in part, as either a cash exercise or as a “cashless” exercise.

We evaluated the Warrants under ASC 480 “Distinguishing Liabilities From Equity” and ASC 815 “Derivatives and Hedging”. Due to the existence of the anti-dilution provision, which reduces the Exercise Price and Conversion Price in the event of subsequent Dilutive Issuances, the Purchaser Warrants are not indexed to our common stock, and we determined that the Purchaser Warrants meet the definition of a derivative under ASC 815. Accordingly, the Purchaser Warrants were recorded as derivative liabilities in the Balance Sheet at their fair value of $439,107 at the date of issuance and at December 31, 2015 as any change in the fair value was deemed immaterial.

The fair value of the Purchaser Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling, incorporating the following inputs:

	Six Months Ended	Year Ended
	June 30, 2016	December 31, 2015

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	50% - 60%	50.0%
Risk-free interest rate	0.93%	1.74%
Expected term of options (years)	.5 - 1.0	.5 - 1.5
Stock price	$0.25	$0.25
Exercise price	$0.30	$0.30

At each subsequent reporting date, the fair value of the Purchaser Warrants will be remeasured and changes in the fair value will be reported in the Statements of Operations. At June 30, 2016, the warrant liability was re-measured at fair value that was determined to be $418,039. During the three and six months ended June 30, 2016, we recorded a gain on warrant re-valuation of $13,344 and $21,068, respectively.

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

We recorded debt discount accretion of $143,225 and $286,451 to interest expense in the Statements of Operations during the three and six months ended June 30, 2016 and has an unamortized debt discount of $563,458 and $849,909 as of June 30, 2016 and December 31, 2015, respectively.

Stock Transaction

On April 1, 2016, we issued a total of 300,000 restricted common shares, valued at $75,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company recognized compensation expense of $18,750 for the three and six months ended June 30, 2016.

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

Stock Based Compensation

On May 1, 2015 (“Grant Date”), we issued to our Chief Executive Officer and director (“CEO”), options to purchase 10,000,000 shares of our common stock under our 2015 Equity Incentive Plan (the “2015 Plan”), valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). We recognized expense of $306,516 and $347,543 for the three months ended June 30, 2016 and 2015, respectively, and $824,981 and $347,543 for the and six months ended June 30, 2016 and 2015, respectively, within stock based compensation – related party in the Statement of Operations with the remaining $279,149 to be recognized over the remaining vesting period.

Investing Transactions

Website Development Costs

ASC 350-50 requires expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application and infrastructure development stage. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. We evaluated the cost incurred and pursuant to ASC 350-50 capitalized $8,000 as website development under intangible assets in the accompanying Balance Sheet at June 30, 2016. Website development costs are considered to have an estimated life of three years. There was no amortization expense for the three and six months ended June 30, 2016 and 2015 as amortization of the Website will begin when we launch our website and begin to market the trademarked names, which is expected to occur in late third calendar quarter of 2016.

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

Reign Sapphires is our color gemstone brand and we launched our inaugural jewelry collection via our website www.reignsapphires.com in late second calendar quarter of 2016. The sample jewelry collection has been designed and manufactured and is ready for production.

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

Plan of Operations

As of the date of this filing, we have generated minimal revenue by selling loose finished gemstones to a number of wholesale customers. We currently have no operational retail website and no retail customers, our activities and operations have been limited to developing our business and financial plans as well as designing and sample manufacturing our inaugural collection which we intend to launch together with our retail website in late third calendar quarter of 2016. We will not have the necessary capital to fully execute the first phase of our business plan until we are able to secure financing. There can be no assurance that such financing will be available on suitable terms. Even if we raise such financing, we may not have sufficient capital to begin generating further revenues from operations.

We had no significant operating revenues through June 30, 2016. We expect to have operating revenues in late third calendar quarter of 2016 as we launch our B2C marketing initiative. Revenues will be predominately the result of fine jewelry sales. At June 30, 2016 our cash balance was $144,391.

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

We currently have no retail sales or operational retail website. Revenue generated to date has been as a result of wholesale sales of loose gemstones; we intend to continue with wholesale sales of loose gemstones to a number of customers with one major customer contributing the bulk of our revenue until we are ready to launch our jewelry collection direct to consumers in late third calendar quarter of 2016.

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

Results of Operations

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenue

Revenue decreased by $18,439, or 100.0%, to $0 for the three months ended June 30, 2016 from $18,439 for the three months ended June 30, 2015. To date, revenues have been generated through the sale of loose sapphires. Although we will continue to sell loose sapphires, we will focus on our primary business of placing the loose sapphires in jewelry settings. Therefore, we had no revenue in the current quarter.

Cost of Sales

Cost of sales decreased by $6,930, or 100.0%, to $0 for the three months ended June 30, 2016 from $6,930 for the three months ended June 30, 2015. To date, cost of sales has been generated through the sale of loose sapphires. Although we will continue to sell loose sapphires, we will focus on our primary business of placing the loose sapphires in jewelry settings. Therefore, we had no cost of sales in the current quarter.

Operating expenses

Operating expenses increased by $32,108, or 6.5%, to $526,883 for the three months ended June 30, 2016 from $494,775 for the three months ended June 30, 2015 primarily due to increases in stock-based compensation of $18,750, consulting services costs of $19,358, rent of $1,286, professional fees of $4,780, marketing costs of $17,161, travel expenses of $11,581, and general and administration costs of $219, offset partially by stock based compensation – related party of $41,027, as a result of adding administrative infrastructure, primarily consulting, marketing, and investor relations, for our current and anticipated sales growth.

For the three months ended June 30, 2016, we had stock based compensation – related party of $306,516, marketing expenses of $17,161, and general and administrative expenses of $203,206 primarily due to consulting costs of $99,208, stock-based compensation of $18,750, travel expenses of $23,044, rent of $11,306, professional fees of $39,670, and general and administration costs of $11,228 as a result of adding administrative infrastructure, primarily consulting, marketing, and investor relations, for our current and anticipated sales growth.

For the three months ended June 30, 2015, we had stock based compensation – related party of $347,543 and general and administrative expenses of $147,232 primarily due to consulting costs of $79,850, travel expenses of $11,463, rent of $10,020, professional fees of $34,890, and general and administration costs of $11,009 as a result of startup marketing initiatives and adding administrative infrastructure.

Other Expense

Other expense for the three months ended June 30, 2016 was $358,017 compared to $0 for the three months ended June 30, 2015 due to interest expense of $144,059 in conjunction with the accretion of the debt discount of $143,225 recorded during the three months ended June 30, 2016, the gain on the change in fair value of warrant liabilities of $13,334, and the loss on the change in fair value of derivative liabilities of $227,302.

Net loss before income taxes

Net loss before income taxes for the three months ended June 30, 2016 totaled $884,900 and $483,266 for the three months ended June 30, 2015 primarily due to stock based compensation – related party, compensation expenses, consulting services costs, rent, travel costs, professional fees, marketing costs, general and administration costs, interest expense in conjunction with debt discount, the gain on the change in fair value of warrant liabilities, and the loss on the change in fair value of derivative liabilities.

Assets and Liabilities

Assets were $1,158,000 as of June 30, 2016. Assets consisted primarily of cash of $144,391, inventory of $732,753 which includes samples inventory of $133,222, prepaid expenses of $6,000, equipment of $6,856, and intangible assets of $268,000. Liabilities were $2,133,219 as of June 30, 2016. Liabilities consisted primarily of accrued compensation-related party of $646,000, accounts payable – related party of $399,337, advance from shareholder of $55,504, derivative liabilities of $315,297, warrant liabilities of $418,039, and long-term convertible notes of $299,042 (less unamortized discount of $563,458).

Stockholders’ Deficit

Stockholders’ deficit was $975,219 as of June 30, 2016. Changes in Stockholder’s equity during the six months ended June 30, 2016 consisted primarily of stock based compensation – related party of $824,981, the estimated fair market value of stock issued for services of $18,750, offset primarily by the net loss of $1,736,942.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenue

Revenue decreased by $29,207, or 100.0%, to $0 for the six months ended June 30, 2016 from $29,207 for the six months ended June 30, 2015. To date, revenues have been generated through the sale of loose sapphires. Although we will continue to sell loose sapphires, we will focus on our primary business of placing the loose sapphires in jewelry settings. Therefore, we had no revenue in the current quarter.

Cost of Sales

Cost of sales decreased by $9,930, or 100.0%, to $0 for the six months ended June 30, 2016 from $9,930 for the six months ended June 30, 2015. To date, cost of sales has been generated through the sale of loose sapphires. Although we will continue to sell loose sapphires, we will focus on our primary business of placing the loose sapphires in jewelry settings. Therefore, we had no cost of sales in the current quarter.

Operating expenses

Operating expenses increased by $596,891, or 92.7%, to $1,240,779 for the six months ended June 30, 2016 from $643,888 for the six months ended June 30, 2015 primarily due to increases in stock based compensation – related party of $477,438, consulting services costs of $32,654, investor relations costs of $11,000, rent of $2,707, professional fees of $9,753, marketing costs of $31,350, compensation of $18,750, travel expenses of $12,948, and general and administration costs of $291 as a result of adding administrative infrastructure, primarily consulting, marketing, and investor relations, for our current and anticipated sales growth.

For the six months ended June 30, 2016, we had stock based compensation – related party of $824,981, marketing expenses of $43,850, and general and administrative expenses of $371,948 primarily due to consulting costs of $176,204, investor relations costs of $11,000, travel expenses of $51,394, rent of $21,114, professional fees of $70,434, compensation expense of $18,750, and general and administration costs of $23,052 as a result of adding administrative infrastructure, primarily consulting, marketing, and investor relations, for our current and anticipated sales growth.

For the six months ended June 30, 2015, we had stock based compensation – related party of $347,543, marketing expenses of $12,500 and general and administrative expenses of $283,845 primarily due to consulting costs of $143,550, travel expenses of $38,446, rent of $18,407, professional fees of $60,681, and general and administration costs of $22,761 as a result of startup marketing initiatives and adding administrative infrastructure.

Other Expense

Other expense for the six months ended June 30, 2016 was $493,363 compared to $0 for the six months ended June 30, 2015 due to interest expense of $288,117 in conjunction with the accretion of the debt discount of $286,451 recorded during the six months ended June 30, 2016, the gain on the change in fair value of warrant liabilities of $21,068, and the loss on the change in fair value of derivative liabilities of $226,314.

Net loss before income taxes

Net loss before income taxes for the six months ended June 30, 2016 totaled $1,734,142 and $624,611 for the three months ended June 30, 2015 primarily due to stock based compensation – related party, consulting services costs, rent, travel costs, professional fees, marketing costs, investor relations costs, compensation expenses, general and administration costs, interest expense in conjunction with debt discount, the gain on the change in fair value of warrant liabilities, and the loss on the change in fair value of derivative liabilities.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $494,433 in the six months ended June 30, 2016 resulting from cash used in operating activities of $483,150, and cash used in investing activities of $11,283.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	For the Six Months Ended
	June 30,
	2016	2015

Net cash used in:
Operating activities	$(483,150)	$(50)
Investing activities	(11,283)	-
Financing activities	-	-

Net decrease in cash	$(494,433)	$(50)

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Cash Flows from Operating Activities – For the six months ended June 30, 2016, net cash used in operating activities was $483,150. Net cash used in operations was primarily due to a net loss of $(1,736,942), and the changes in operating assets and liabilities of $82,824, primarily due to a net increase in accounts payable –related party of $2,518, offset primarily by decreases in prepaid expenses of $7,623, and accrued compensation - related party of $130,000. In addition, net cash used in operating activities was offset primarily by adjustments to reconcile net loss from stock based compensation – related party of $824,981, the accretion of the debt discount of $286,451, depreciation expense of $1,188, the estimated fair market value of stock issued for services of $18,750, and the change in derivative liabilities of $226,314, offset primarily by the change in warrant liabilities of $21,068.

For the six months ended June 30, 2015, net cash used in operations was $50. Net cash used in operating activities was primarily due to a net loss of $(624,611), offset primarily by stock based compensation – related party of $347,543, the estimated fair market value of stock issued for services of $10,000, the amortization of stock issued for future services of $32,200, depreciation expense of $577, and the changes in operating assets and liabilities of $234,241, primarily due to the increase in accrued compensation - related party of $110,000, accounts payable – related party of $136,783, inventory of $9,930, prepaid expenses of $1,734, and accounts payable of $5,000, offset primarily by accounts receivable of $29,206.

Cash Flows from Investing Activities – For the six months ending June 30, 2016, net cash used in investing activities was $3,283 for purchases of computer equipment and $8,000 for website development costs.

Financing – We expect that our current working capital position, together with our expected future cash flows from operations will be insufficient to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks (see “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2015 as filed on March 30, 2016), and there can be no assurance that we will not require additional funding in the future.

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

Short-Term Financing

Advance from Shareholder

We borrow funds from our CEO/Director for working capital purposes from time to time. As of June 30, 2016, we have recorded the principal balance due of $55,504 in Advance From Shareholder. We received no advances and had no repayments for the three and six months ended June 30, 2016 and 2015, respectively. Advances are non-interest bearing and due on demand. Past loans and advances from our CEO/Director were not made pursuant to any loan agreements or promissory notes, nor will any future loans and advances from our CEO/Director be made pursuant to loan agreements or promissory notes.

Business Expenses Paid by Shareholder

We have accrued unpaid amounts related to business expenses paid by our CEO on behalf of us. Unpaid business expenses totaling $399,337 and $396,819 as of June 30, 2016 and December 31, 2015, respectively, is included in Accounts Payable – Related Party in the accompanying Balance Sheet. During the three and six months ended June 30, 2016, business expenses totaled $345,863 (comprised of inventory purchases totaling $222,965 and operating expenses totaling $122,898) and payments for business expenses totaled $343,345.

Stock Transactions

On April 1, 2016, we issued a total of 300,000 restricted common shares, valued at $75,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company recognized compensation expense of $18,750 for the three and six months ended June 30, 2016.

Stock Based Compensation – Related Party

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

On Grant Date, we issued our CEO, options for 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The options will vest 50% on the first anniversary of the Grant Date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the Grant Date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by us from the Grant Date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of our common stock subject to the Option shall fully vest if we shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by us pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the Grant Date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. We recognized expense of $306,516 and $347,543 for the three months ended June 30, 2016 and 2015, respectively, and $824,981 and $347,543 for the and six months ended June 30, 2016 and 2015, respectively, within stock based compensation – related party in the Statement of Operations with the remaining $279,149 to be recognized over the remaining vesting period.

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

Fiscal year end

Our fiscal year end is December 31.

Going Concern

Our independent registered accounting firm has added an explanatory paragraph to their audit opinion issued in connection with our financial statements. We had an accumulated deficit of approximately $5,063,500 at June 30, 2016, had a net loss of approximately $1,736,900 and $624,600 for the six months ended June 30, 2016 and 2015, respectively, and approximately $885,700 and $483,300 for the three months ended June 30, 2016 and 2015, respectively, and net cash used in operating activities of approximately $483,200 and $100 for the six months ended June 30, 2016 and 2015, respectively, with limited revenue earned since inception.

While we are attempting to expand operations and increase revenues, our cash position may not be significant enough to support our daily operations. We intend to raise additional funds by way of a public or private offering. We believe that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues. Our current burn rate to maintain the minimal level of operations for us to be in a position to execute our business plan upon funding is anticipated to be no greater than $25,000 per month in cash. Joseph Segelman, our President and CEO, has agreed to underwrite these costs, if necessary, until we are able to begin execution of our business plan. In addition, until we begin execution of our business plan, we will continue to defer and accrue salaries and thus will not require cash to make payments under employment agreements.

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

Accounts Receivable

We record trade receivables when revenue is recognized. When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. At June 30, 2016 and December 31, 2015, we had no allowance for doubtful accounts. For the three and six months ended June 30, 2016 and 2015, there were no accounts written-off.

Inventories

Inventories are stated at the lower of cost or market on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Our inventory consists of loose sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of June 30, 2016 and December 31, 2015, inventory consists of loose sapphire jewels and sapphire jewels in jewelry settings. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. We appraise our inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, we review the inventory each quarter against industry prices from gem-guide and if there is a potential impairment, we would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the appraised value of the sapphires could be significantly lower from the current estimated fair value. Our loose sapphire jewels do not degrade in quality over time and are not subject to fashion trends. In view of the foregoing factors, we have concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of June 30, 2016 and December 31, 2015, respectively.

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

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation - Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our statements of operations and comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2016 and December 31, 2015, the fair value of inventory, accrued compensation - related party, and advance from shareholder approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Future Contractual Obligations and Commitment

As of June 30, 2016, we had no future contractual obligations and commitments. Future contractual obligations and commitments are based on the terms of the relevant agreements and appropriate classification of items under U.S. GAAP as currently in effect. Future events could cause actual payments to differ from these amounts.

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

Employment Agreements

We previously had a consulting agreement with our CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either us or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of the employment agreement expires on December 31, 2018, unless earlier terminated by us or Director. The agreement provides for automatic one-year renewals, unless either we or Director give notice of our or his intention not to extend at least 90 days prior to the expiration of any term. In addition, Director will receive a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by our board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If we terminate Director’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Director and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $45,000 and $45,000 and consulting fees of $0 and $0 for the three months ended June 30, 2016 and 2015, respectively. We incurred compensation expense of $90,000 and $45,000 and consulting fees of $0 and $30,000 for the six months ended June 30, 2016 and 2015, respectively. Deferred compensation totaling $439,000 and $349,000 as of June 30, 2016 and December 31, 2015, respectively, is included in Accrued Compensation-Related Party.

We previously had a consulting agreement with our secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either us or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of the employment agreement expires on December 31, 2018, unless earlier terminated by us or Secretary. The agreement provides for automatic one-year renewals, unless either we or Secretary give notice of our or his intention not to extend at least 90 days prior to the expiration of any term. In addition, Secretary will receive a minimum annual base salary of $80,000. If we terminate Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Director and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $20,000 and $13,333 and consulting fees of $0 and $6,667 for the three months ended June 30, 2016 and 2015, respectively. We incurred compensation expense of $40,000 and $13,333 and consulting fees of $0 and $21,667 for the six months ended June 30, 2016 and 2015, respectively. Deferred compensation totaling $207,000 and $167,000 as of June 30, 2016 and December 31, 2015, respectively, is included in Accrued Compensation-Related Party.

Off-Balance Sheet Arrangements

As of June 30, 2016, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

The specific material weaknesses identified by the company’s management as of end of the period covered by this report include the following:

•	We are lacking qualified resources to perform the internal accounting functions properly. In addition, the scope and effectiveness of our internal accounting and controls are yet to be developed.

•	We currently do not have an audit committee.

•	We are relatively inexperienced with certain complexities within USGAAP and SEC reporting.

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

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We will continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2016, the Company issued a total of 300,000 restricted common shares to members of its Advisors, valued at $75,000 (based on the fair value of the services on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There have been no events which are required to be reported under this Item.

ITEM 4. MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended June 30, 2016, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

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

REIGN SAPPHIRE CORPORATION

Date: August 4, 2016	By:	/s/ Joseph Segelman
Joseph Segelman
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)

