Form 10-Q
period 2016-09-30
Reign Sapphire Corp
filed 2016-11-14
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2016

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

As of November 14, 2016, we had 36,389,687 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

REIGN SAPPHIRE CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$37,955	$638,824
Inventory	742,397	509,788
Prepaid expenses	3,839	13,623
Total current assets	784,191	1,162,235

Equipment, net	6,171	4,761
Intangible assets	268,000	260,000
Total assets	$1,058,362	$1,426,996

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable - related party	$399,337	$396,819
Accrued compensation - related party	711,000	516,000
Advance from shareholder	55,504	55,504
Derivative liabilities	317,988	88,983
Warrant liabilities	372,798	439,107
Total current liabilities	1,856,627	1,496,413
Long-term liabilities:
Convertible notes, less unamortized debt discount of $418,659 and $849,909 at September 30, 2016 and December 31, 2015, respectively	443,841	12,591
Total long-term liabilities	443,841	12,591
Total liabilities	2,300,468	1,509,004

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized; 34,481,333 and 34,323,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	3,448	3,432
Additional paid-in-capital	4,250,489	3,241,137
Accumulated deficit	(5,496,043)	(3,326,577)
Total stockholders' deficit	(1,242,106)	(82,008)
Total liabilities and stockholders' deficit	$1,058,362	$1,426,996

See accompanying notes to condensed financial statements

REIGN SAPPHIRE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015

Revenues	$-	$29,207	$-	$-

Cost of Sales	-	9,930	-	-

Gross Profit	-	19,277	-	-

Operating expenses:
Marketing expenses	57,248	40,500	13,398	28,000
Stock based compensation -related party	969,785	871,706	144,804	524,163
General and administrative	541,971	548,241	171,239	264,395
Total operating expenses	1,569,004	1,460,447	329,441	816,558
Loss from operations	(1,569,004)	(1,441,170)	(329,441)	(816,558)

Other (income) expense:
Change in fair value of warrant liabilities	(66,309)	-	(45,241)	-
Change in fair value of derivative liabilities	229,005	-	2,691	-
Interest expense	433,750	-	145,633	-
Total other expense	596,446	-	103,083	-

Loss before income taxes	(2,165,450)	(1,441,170)	(432,524)	(816,558)
Income taxes	(4,016)	-	-	-

Net loss	$(2,169,466)	$(1,441,170)	$(432,524)	$(816,558)

Net loss per share, basic and diluted	$(0.06)	$(0.05)	$(0.01)	$(0.03)

Weighted average number of shares outstanding
Basic and diluted	34,397,726	30,635,846	34,397,185	31,720,609

See accompanying notes to condensed financial statements

REIGN SAPPHIRE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(2,169,466)	$(1,441,170)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation - related party	969,785	871,706
Depreciation expense	1,873	866
Accretion of debt discount	431,250	-
Change in derivative liabilities	229,005	-
Change in warrant liabilities	(66,309)	-
Amortization of stock issued for future services	-	44,275
Estimated fair market value of stock issued for services	39,583	167,000
Changes in operating assets and liabilities:
Accounts receivable	-	(29,206)
Inventory	-	4,952
Prepaid expenses	9,784	(399)
Accounts payable	-	10,000
Accounts payable - related party	(230,091)	191,440
Accrued compensation - related party	195,000	175,000
Net cash used in operating activities	(589,586)	(5,536)

Cash flows from investing activities:
Purchase of intangible assets	(8,000)	-
Purchases of computer equipment	(3,283)	-
Net cash used in investing activities	(11,283)	-

Cash flows from financing activities:
Advance from shareholder	-	6,000
Net cash provided by financing activities	-	6,000

Net (decrease) increase in cash	(600,869)	464

Cash at beginning of period	638,824	95
Cash at end of period	$37,955	$559

Non-cash investing and financing activities:
Inventory purchased for accounts payable - related party	$232,609	$-
Stock issued to third party in exchange for intangible	$-	$250,000
Intangible acquired for accounts payable	$-	$10,000
Inventory samples acquired for accounts payable - related party	$-	$42,266
Reduction of advance from shareholder with accounts receivable	$-	$38,637
Stock issued for deferred offering costs	$-	$75,000

See accompanying notes to condensed financial statements

REIGN SAPPHIRE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

Reign Sapphire Corporation (the “Company”) was established on December 15, 2014 in the State of Delaware. The Company is a fine jewelry company and its business intends to offer sapphire direct from the mine’s gate to the consumer by processing rough Australian sapphires, overseeing the gem cutting and manufacturing fine jewelry in the United States. The inaugural jewelry collection recently launched includes rings, pendants, bracelets, and cuff links using a variety of metals and finishes.

The process begins with sorting rough run-of-mine sapphires procured in bulk from commercial miners in Australia and overseeing the cutting and polishing of the rough stones followed by a design and manufacturing process in the United States.

The Company intends to focus its marketing initiatives on: (1) Business-to-Consumer (“B2C”) marketing to attract customers to the reignsappires.com website, (2) Business-to-Business (“B2B”) marketing and sales efforts, to establish distribution partners such as high-end fashion retailers, and eventually (3) building a strong retail presence to market the products directly to consumers on a retail level. The Company intends to initially focus marketing efforts in the United States and upon encountering significant success in the United States with online, wholesale, and retail sales, the Company intends to expand its marketing efforts to include Europe and the Middle East.

The Company has begun its planned principal operations, and accordingly, the Company has prepared its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

NOTE 2 – BASIS OF PRESENTATION

The included (a) condensed balance sheet as of December 31, 2015, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of September 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2015 and 2014 audited financial statements filed on Form 10-K on March 30, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed financial statements which substantially duplicate the disclosure contained in the financial statements as reported in the Annual Report on Form 10-K for the year ended December 31, 2015 as filed on March 30, 2016, have been omitted.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

Going Concern

The accompanying condensed unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $5,496,000 at September 30, 2016, had a net loss of approximately $2,169,500 and $1,441,000 for the nine months ended September 30, 2016 and 2015, respectively, and approximately $432,500 and $816,600 for the three months ended September 30, 2016 and 2015, respectively, and net cash used in operating activities of approximately $589,600 and $5,500 for the nine months ended September 30, 2016 and 2015, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about its ability to continue as a going concern.

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

Use of Estimates

The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: inventory valuation, warrant liability valuation, derivative liability valuation, common stock and option valuation, and the recoverability of intangibles. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Comprehensive Income

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. As of September 30, 2016 and December 31, 2015, the Company has no items other than net loss affecting comprehensive loss.

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

The results of transactions in foreign currency are remeasured into the functional currency at the average rate of exchange during the reporting period. Aggregate net foreign currency remeasurements included in general and administrative expenses in the accompanying Statements of Operations was a loss of approximately $0 and $0 for the three and nine months ended September 30, 2016 and 2015, respectively.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into the Company’s reporting currency of USD at the exchange rates prevailing at the balance sheet date. All translation adjustments resulting from the translation of the financial statements into the reporting currency at USD are dealt with as a separate component within stockholders’ equity. The Company had no translation adjustments for the three and nine months ended September 30, 2016 and 2015.

As of September 30, 2016 and 2015, the exchange rate was AUD 1.3044 and 1.4331, per USD, respectively. The average exchange rate for the nine months ended September 30, 2016 and 2015 was AUD 1.3491 and 1.3112, respectively.

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of purchased intangible assets with finite useful lives) are reviewed for impairment annually in accordance with the guidance of the FASB Topic ASC 360, Property, Plant, and Equipment, and FASB ASC Topic 205 Presentation of Financial Statements. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through September 30, 2016, the Company had not experienced any impairment losses.

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

Intangible assets include website development costs. Certain direct development costs associated with internal-use website development are capitalized in accordance with the guidance of the FASB Topic ASC 350-50, Website Development Costs, and include external direct costs of services principally related to software coding, designing system interfaces, graphics, and content, and installation and testing of the software. These costs are recorded as intangible assets and are considered to have a three year useful life.

Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

Advertising

Advertising expenses are recorded as marketing expenses when they are incurred. Advertising expense was approximately $11,200 and $28,000, and $55,100 and $40,500, for the three and nine months ended September 30, 2016 and 2015, respectively.

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2016 and December 31, 2015, the fair value of cash, accounts receivable, accounts payable and accrued expenses approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The warrant and the embedded derivative liabilities are recognized at fair value on a recurring basis at September 30, 2016 and are Level 3 measurements (see Note 7). There have been no transfers between levels.

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

The Company has business activities in Australia and Asia, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between USD and the Australian currency AUD. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Aggregate net foreign currency transactions included in the Statements of Operations was immaterial for the three and nine months ended September 30, 2016 and 2015.

Interest rate risk

Financial assets and liabilities do not have material interest rate risk.

Credit risk

The Company is exposed to credit risk from its cash in bank and accounts receivable. The credit risk on cash in banks is limited because the counterparties are recognized financial institutions.

The Company had no customers that accounted for 10% or more of total revenue for the three and nine months ended September 30, 2016 and the three months ended September 30, 2015. The Company had one customer that accounted for 10% or more of total revenue, comprising 100.0% of total revenue, for the nine months ended September 30, 2015. The Company had no accounts receivable at September 30, 2016 and December 31, 2015.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendment to the standard is effective for the Company beginning on September 1, 2018. The Company does not expect this ASU to have a material impact on its financial statements.

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

NOTE 4 – INVENTORY

Inventories consist of loose sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry and sapphire jewels in jewelry settings. Inventories are stated at the lower of cost or market on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. The Company appraises its inventory on an annual basis to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the appraised value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time and are not subject to fashion trends. As of September 30, 2016, based on management’s review, and December 31, 2015, based on the annual appraisal of the inventory, the estimated fair market value approximated cost.

Inventory includes approximately $133,000 of samples. Samples are used to show potential customers what the jewelry would look like and are available for sale. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. No sample inventory used for promotional items were removed and expensed through September 30, 2016.

NOTE 5 – INTANGIBLE ASSETS

Trademarks

The trademarks “Reign” and “Reign Opulence” (collectively “Trademarks”) were purchased on June 30, 2015 from a third party in exchange for 1,000,000 shares of the Company’s restricted stock, valued at $250,000 (based on the estimated fair value of the stock on the date of grant) plus $10,000 cash for the purchase of two trademarks. The Company has recorded a total of $260,000 as intangible assets in the accompanying Balance Sheets at September 30, 2016 and December 31, 2015. Trademarks are amortized over their estimated useful life. There was no amortization expense for the three and nine months ended September 30, 2016 and 2015 as amortization of the Trademarks will begin in the fourth quarter 2016 as the Company launched its website and has begun to market the trademarked names.

Website Development Costs

The Company evaluated the cost incurred and pursuant to ASC 350-50 and capitalized $8,000 as website development under intangible assets in the accompanying Balance Sheet at September 30, 2016. Website development costs are expected to have an estimated life of three years. There was no amortization expense for the three and nine months ended September 30, 2016 and 2015 as amortization of the Website will begin in the fourth quarter 2016 as the Company has begun to market the trademarked names.

Intangible assets consisted of the following:

	Estimated life	September 30, 2016	December 31, 2015
Trademarks	various	$260,000	$260,000
Website Development	3 years	8,000	-
		268,000	260,000
Accumulated amortization		-	-
		$268,000	$260,000

NOTE 6 – ADVANCE FROM SHAREHOLDER

The Company borrows funds from one of the Company’s Directors for working capital purposes from time to time. The Company has recorded the principal balance due of $55,504 under Advance From Shareholder in the accompanying Balance Sheets at each of September 30, 2016 and December 31, 2015, respectively. The Company received no advances and had no repayments for the three and nine months ended September 30, 2016. The Company received advances of $6,000 and no repayments for the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2015, the CEO received $1,075 and $38,637, respectively, of our cash receipts on accounts receivable directly from a customer. These amounts reduced advance from shareholder. Advances are non-interest bearing and due on demand. Past loans and advances from our Director were not made pursuant to any loan agreements or promissory notes, nor will any future loans and advances from our Director be made pursuant to loan agreements or promissory notes.

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

The fair value of the Optional Redemption derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling incorporating the following inputs:

September 30, 2016

Expected dividend yield	0.00%
Expected stock-price volatility	45% - 50%
Risk-free interest rate	0.36%
Expected term of options (years)	.25 - .73
Stock price	$0.25
Conversion price	$0.12

At each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the Statements of Operations. At September 30, 2016, the Optional Redemption liability was re-measured at fair value that was determined to be $204,921. During the three and nine months ended September 30, 2016, the Company recorded a loss on Optional Redemption valuation of $5,771 and $204,921, respectively, in the change in fair value of derivative liabilities in the accompanying Statements of Operations.

Purchaser Conversion

The Purchaser has the right at any time after the Original Issue Date until the outstanding balance of the Notes has been paid in full, to convert all or any part of the outstanding balance into shares (“Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “Conversion Amount”) divided by the Purchaser Conversion Price of $0.12, subject to potential future adjustments described below. If the total outstanding balance of the Notes were convertible as of September 30, 2016, the Notes would have been convertible into 7,187,500 shares of the Company’s common stock.

The Company evaluated the Notes under the requirements of ASC 480 “Distinguishing Liabilities From Equity” and concluded that the note does not fall within the scope of ASC 480. The Company next evaluated the note under the requirements of ASC 815 “Derivatives and Hedging”. Due to the existence of the anti-dilution provision which reduces the Purchaser Conversion Price in the event of subsequent dilutive issuances by the Company below the Purchaser Conversion Price as described above, the Purchaser Conversion feature does not meet the definition of “indexed to” the Company’s stock, and the scope exception to ASC 815’s derivative accounting provisions does not apply. The Company also evaluated the embedded derivative criteria in ASC 815, and concluded that the Purchaser Conversion feature meets all of the embedded derivative criteria in ASC 815, and therefore, the Purchaser Conversion feature meets the definition of an embedded derivative that should be separated from the note and accounted for as a derivative liability.

The embedded derivative was recorded as a derivative liability on the Balance Sheet at its fair value of $88,983 at the date of issuance of the Notes and at December 31, 2015 as any change in the fair value was deemed immaterial.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling incorporating the following inputs:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	45% - 50%	50.0%
Risk-free interest rate	0.36%	0.47% - 0.86%
Expected term of options (years)	.25 - .73	.5 - 1.5
Stock price	$0.25	$0.25
Conversion price	$0.12	$0.12

At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the Statements of Operations. At September 30, 2016, the embedded derivative was re-measured at fair value that was determined to be $113,067. During the three and nine months ended September 30, 2016, the Company recorded a gain on embedded derivative re-valuation of $3,080 and a loss on embedded derivative re-valuation of $24,084, respectively.

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

The fair value of the Purchaser Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling, incorporating the following inputs:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	45% - 50%	50.0%
Risk-free interest rate	1.21%	1.74%
Expected term of options (years)	.25 - .73	.5 - 1.5
Stock price	$0.25	$0.25
Exercise price	$0.30	$0.30

At each subsequent reporting date, the fair value of the Purchaser Warrants will be remeasured and changes in the fair value will be reported in the Statements of Operations. At September 30, 2016, the warrant liability was re-measured at fair value that was determined to be $372,798. During the three and nine months ended September 30, 2016, the Company recorded a gain on warrant re-valuation of $45,241 and $66,309, respectively.

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

The Company recorded debt discount accretion of $144,799 and $431,250 to interest expense in the Statements of Operations during the three and nine months ended September 30, 2016 and has an unamortized debt discount of $418,659 and $849,909 as of September 30, 2016 and December 31, 2015, respectively.

NOTE 8 – STOCK BASED COMPENSATION

2015 Equity Incentive Plan

On April 1, 2016, as amended, and on September 1, 2016, the Company issued a total of 400,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $100,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $20,833 and $39,583 under general and administrative expenses in the accompanying Statements of Operations for the three and nine months ended September 30, 2016, respectively.

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

On May 1, 2015 (“Grant Date”), the Company granted to its CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The options will vest 50% on the first anniversary of the Grant Date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the Grant Date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by the Company from the Grant Date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of the Company’s common stock subject to the Option shall fully vest if the Company shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by the Company pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the Grant Date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. The Company recognized expense of $144,804 and $524,163 for the three months ended September 30, 2016 and 2015, respectively, and $969,785 and $871,706 for the nine months ended September 30, 2016 and 2015, respectively, within stock based compensation – related party in the accompanying Statements of Operations with the remaining $134,345 to be recognized over the remaining vesting period.

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

Stock price. Determined from third party transactions through the purchase of inventory or services provided to us by outside consultants.

The following represents a summary of the Options outstanding at September 30, 2016 and changes during the period then ended:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2015	-	$-	$-
Granted	10,000,000	0.005	2,450,000
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at January 1, 2016	10,000,000	$0.005	$2,450,000
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at September 30, 2016	10,000,000	$0.005	$2,450,000
Exercisable at September 30, 2016	6,666,667	$-	$-
Expected to be vested	10,000,000	$0.005	$-

NOTE 9 – Related Party Transactions

Other than as set forth below, and as disclosed in Notes 6, and 8, the Company has not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest.

Employment Agreements

The Company previously had a consulting agreement with its CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by an employment agreement effective May 1, 2015. The initial term of the employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If the Company terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $45,000 and $45,000 and consulting fees of $0 and $0 for the three months ended September 30, 2016 and 2015, respectively. The Company incurred compensation expense of $135,000 and $90,000 and consulting fees of $0 and $30,000 for the nine months ended September 30, 2016 and 2015, respectively. Deferred compensation totaling $484,000 and $349,000 as of September 30, 2016 and December 31, 2015, respectively, is included in Accrued Compensation – Related Party in the accompanying Balance Sheets.

The Company previously had a consulting agreement with its secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two month notice in writing. The Secretary is the spouse of the CEO. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by an employment agreement effective May 1, 2015. The initial term of the employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If the Company terminates the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $20,000 and $20,000 and consulting fees of $0 and $0 for the three months ended September 30, 2016 and 2015, respectively. The Company incurred compensation expense of $60,000 and $33,333 and consulting fees of $0 and $21,667 for the nine months ended September 30, 2016 and 2015, respectively. Deferred compensation totaling $227,000 and $167,000 as of September 30, 2016 and December 31, 2015, respectively, is included in Accrued Compensation – Related Party in the accompanying Balance Sheets.

Through September 30, 2016, the Company has not made any cash payments pursuant to these agreements.

The Company has accrued unpaid amounts related to business expenses paid by the CEO on behalf of the Company. Unpaid business expenses totaling $399,337 and $396,819 as of September 30, 2016 and December 31, 2015, respectively, is included in Accounts Payable – Related Party in the accompanying Balance Sheets. During the nine months ended September 30, 2016, business expenses totaled $424,183 (comprised of inventory purchases totaling $232,609 and operating expenses totaling $191,574) and payments for business expenses totaled $421,665.

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015

Net loss attributable to the common stockholders	$(2,169,466)	$(1,441,170)	$(432,524)	$(816,558)

Basic weighted average outstanding shares of common stock	34,397,726	30,635,846	34,397,185	31,720,609
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	34,397,726	30,635,846	34,397,185	31,720,609

Loss per share:
Basic and diluted	$(0.06)	$(0.05)	$(0.01)	$(0.03)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company has month-to month leases for its headquarters and its sales and marketing office. The total rent is approximately $3,500 per month.

Rent expense was approximately $9,600 and $9,700, and $30,700 and $28,100 for the three and nine months ended September 30, 2016 and 2015, respectively.

Legal

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 12 – SUBSEQUENT EVENTS

Amendment and Restatement of Certificate of Incorporation

On November 4, 2016, the Company’s board of directors approved an amendment to the Company’s Certificate of Incorporation to designate 1 share of the Company’s authorized 10,000,000 shares of Preferred Stock as Series A Preferred Stock (“Series A Preferred Stock”), which shall vote with the Common Stock, and shall be entitled to fifty-one percent (51%) of the total votes of Common Stock on all such matters voted on. The amendment is subject to approval of the Company’s shareholders and if approved, the Certificate of Amendment will be filed with the Delaware Secretary of State, and the Series A Preferred Stock will be issued to the Company’s CEO.

Subsequent Closing for Convertible Note Financing

On November 10, 2016, the Purchasers of the Securities Purchase Agreement exercised their right under Section 2.4 of the Purchase Agreement, in order to enter into a Subsequent Closing, as that term is defined in the Purchase Agreement, under the same terms as are included in the Purchase Agreement (see Note 7). The Incentive Shares, Notes and Warrants were issued on November 10, 2016. Purchasers received (i) Incentive Shares at the rate of 2.8986 Incentive Shares for each $1.00 of Note principal issued to such Purchaser; (ii) a Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s Note; and (iii) Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s Note principal amount divided by $0.12 (“Purchaser Conversion Price”), the conversion price in effect on the Initial Closing Date, with a per share exercise price equal to $0.30, subject to adjustment. The aggregate cash subscription amount received by the Company from the purchasers for the issuance of the Incentive Shares, Notes and Warrants was approximately $250,000.

Amendment of 2015 Equity Incentive Plan

On November 4, 2016, the Company amended the Company’s 2015 Plan (see Note 8) to increase the number of shares of the Company’s Common Stock reserved for issuance from 14,000,000 shares to 20,000,000.

Reign Brands, Inc.

On November 4, 2016, the Company created Reign Brands, Inc. (“Reign Brands”) as a wholly owned subsidiary, formed under of laws of the State of Delaware, for the purposes of an acquisition of the assets of Coordinates Collection, Inc. (“CCI”).

Binding Letter of Intent

On November 4, 2016, the Company entered into a binding letter of intent with CCI and FD9 Group, B.V., whereby Reign Brands shall acquire the assets of CCI in exchange for an aggregate of seven million (7,000,000) shares of the Company’s common stock, a cash payment of $500,000 upon the Company completing a capital raise minimum amount of $5 million, and an earn out provision of 20% of gross profit (after cost of goods sold and direct sales and marketing costs are deducted from gross profit) of all sales of CCI products and new business concept sold through FD9 sales channels for the calendar years 2017, 2018, 2019, and 2020.

Consent, Waiver and Modification Agreement

On November 3, 2016, the Company entered into a Consent, Waiver and Modification Agreement (the “Agreement”) with certain Purchasers of Purchase Agreement dated December 23, 2015 (see Note 7). The waivers contained in the Agreement were related to an increase in the shares issuable under the Company’s 2015 Stock Option Plan, a waiver of the right to participate in additional offerings by the Company, and allowing up to 20,000,000 shares of the Company’s common stock to be issued pursuant to a private or public offering at a price of not less than $0.30 per share. As consideration for the terms contained in the Agreement, as well as for a fee of $0.0001 per share, the Company shall issue an aggregate of 1,000,000 shares to the Purchasers.

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

On November 4, 2016, we created Reign Brands, Inc. (“Reign Brands”) as a wholly owned subsidiary, formed under of laws of the State of Delaware, for the purposes of an acquisition of the assets of Coordinates Collection, Inc. (“CCI”).

We began our planned principal operations, and accordingly, we have prepared our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Recent Developments

Consent, Waiver and Modification Agreement

On November 3, 2016, the Company entered into a Consent, Waiver and Modification Agreement (the “Agreement”) with certain Purchasers of Purchase Agreement dated December 23, 2015 (see Note 7). The waivers contained in the Agreement were related to an increase in the shares issuable under the Company’s 2015 Stock Option Plan, a waiver of the right to participate in additional offerings by the Company, and allowing up to 20,000,000 shares of the Company’s common stock to be issued pursuant to a private or public offering at a price of not less than $0.30 per share. As consideration for the terms contained in the Agreement, as well as for a fee of $0.0001 per share, the Company shall issue an aggregate of 1,000,000 shares to the Purchasers.

Binding Letter of Intent

On November 4, 2016, we entered into a binding letter of intent with CCI and FD9 Group, B.V., whereby Reign Brands shall acquire the assets of CCI in exchange for an aggregate of seven million (7,000,000) shares of our common stock, a cash payment of $500,000 upon our completing a capital raise minimum amount of $5 million, and an earn out provision of 20% of gross profit (after cost of goods sold and direct sales and marketing costs are deducted from gross profit) of all sales of CCI products and new business concept sold through FD9 sales channels for the calendar years 2017, 2018, 2019, and 2020.

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

The fair value of the Optional Redemption liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling incorporating the following inputs:

September 30, 2016

Expected dividend yield	0.00%
Expected stock-price volatility	45% - 50%
Risk-free interest rate	0.36%
Expected term of options (years)	.25 - .73
Stock price	$0.25
Conversion price	$0.12

At each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the Statements of Operations. At September 30, 2016, the Optional Redemption liability was re-measured at fair value that was determined to be $204,921. During the three and nine months ended September 30, 2016, we recorded a loss on Optional Redemption valuation of $5,771 and $204,921, respectively.

Purchaser Conversion

The Purchaser has the right at any time after the Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“Purchaser Conversion Shares”) of our common stock, of the portion of the outstanding balance being converted (the “Conversion Amount”) divided by the Purchaser Conversion Price of $0.12, subject to potential future adjustments described below. If the total outstanding balance of the Note were convertible as of September 30, 2016, the Notes would have been convertible into 7,187,500 shares of our common stock.

We evaluated the Notes under the requirements of ASC 480 “Distinguishing Liabilities From Equity” and concluded that the Notes do not fall within the scope of ASC 480. We next evaluated the Note under the requirements of ASC 815 “Derivatives and Hedging”. Due to the existence of the anti-dilution provision which reduces the Purchaser Conversion Price in the event of subsequent dilutive issuances by us below the Purchaser Conversion Price as described above, the Purchaser Conversion feature does not meet the definition of “indexed to” our stock, and the scope exception to ASC 815’s derivative accounting provisions does not apply. We also evaluated the embedded derivative criteria in ASC 815, and concluded that the Purchaser Conversion feature meets all of the embedded derivative criteria in ASC 815, and therefore, the Purchaser Conversion feature meets the definition of an embedded derivative that should be separated from the note and accounted for as a derivative liability.

The embedded derivative was recorded as a derivative liability on the Balance Sheet at its fair value of $88,983 at the date of issuance of the Notes and at December 31, 2015 as any change in the fair value was deemed immaterial.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling incorporating the following inputs:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	45% - 50%	50.0%
Risk-free interest rate	0.36%	0.47% - 0.86%
Expected term of options (years)	.25 - .73	.5 - 1.5
Stock price	$0.25	$0.25
Conversion price	$0.12	$0.12

At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the Statements of Operations. At September 30, 2016, the embedded derivative was re-measured at fair value that was determined to be $113,067. During the three and nine months ended September 30, 2016, we recorded a gain on embedded derivative re-valuation of $3,080 and a loss on embedded derivative re-valuation of $24,084, respectively.

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

The fair value of the Purchaser Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling, incorporating the following inputs:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	45% - 50%	50.0%
Risk-free interest rate	1.21%	1.74%
Expected term of options (years)	.25 - .73	.5 - 1.5
Stock price	$0.25	$0.25
Exercise price	$0.30	$0.30

At each subsequent reporting date, the fair value of the Purchaser Warrants will be remeasured and changes in the fair value will be reported in the Statements of Operations. At September 30, 2016, the warrant liability was re-measured at fair value that was determined to be $372,798. During the three and nine months ended September 30, 2016, we recorded a gain on warrant re-valuation of $45,241 and $66,039, respectively.

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

We recorded debt discount accretion of $144,799 and $431,250 to interest expense in the Statements of Operations during the three and nine months ended September 30, 2016 and has an unamortized debt discount of $418,659 and $849,909 as of September 30, 2016 and December 31, 2015, respectively.

On November 10, 2016, the Purchasers of the Securities Purchase Agreement exercised their right under Section 2.4 of the Purchase Agreement, in order to enter into a Subsequent Closing, as that term is defined in the Purchase Agreement, under the same terms as are included in the Purchase Agreement (see Note 7). The Incentive Shares, Notes and Warrants were issued on November 10, 2016. Purchasers received (i) Incentive Shares at the rate of 2.8986 Incentive Shares for each $1.00 of Note principal issued to such Purchaser; (ii) a Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s Note; and (iii) Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s Note principal amount divided by $0.12 (“Purchaser Conversion Price”), the conversion price in effect on the Initial Closing Date, with a per share exercise price equal to $0.30, subject to adjustment. The aggregate cash subscription amount received by the Company from the purchasers for the issuance of the Incentive Shares, Notes and Warrants was approximately $250,000.

Stock Transaction

On November 4, 2016, the Company’s board of directors approved an amendment the Company’s Certificate of Incorporation to designate 1 share of the Company’s authorized 10,000,000 shares of Preferred Stock as Series A Preferred Stock (“Series A Preferred Stock”), which shall vote with the Common Stock, and shall be entitled to fifty-one percent (51%) of the total votes of Common Stock on all such matters voted on. The amendment is subject to approval of the Company’s shareholders and if approved, the Certificate of Amendment will be filed with the Delaware Secretary of State and the Series A Preferred Stock will be issued to the Company’s CEO.

On April 1, 2016, as amended, and on September 1, 2016, we issued a total of 400,000 restricted common shares, valued at $100,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company recognized compensation expense of $20,833 and $39,583, respectively, for the three and nine months ended September 30, 2016.

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

Stock Based Compensation

On May 1, 2015 (“Grant Date”), we issued to our Chief Executive Officer and director (“CEO”), options to purchase 10,000,000 shares of our common stock under our 2015 Equity Incentive Plan (the “2015 Plan”), valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). We recognized expense of $144,804 and $524,163 for the three months ended September 30, 2016 and 2015, respectively, and $969,785 and $871,706 for the nine months ended September 30, 2016 and 2015, respectively, within stock based compensation – related party in the Statements of Operations with the remaining $134,345 to be recognized over the remaining vesting period.

Investing Transactions

Website Development Costs

ASC 350-50 requires expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application and infrastructure development stage. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. We evaluated the cost incurred and pursuant to ASC 350-50 capitalized $8,000 as website development under intangible assets in the accompanying Balance Sheet at September 30, 2016. Website development costs are considered to have an estimated life of three years. There was no amortization expense for the three and nine months ended September 30, 2016 and 2015 as amortization of the Website will begin in the fourth quarter 2016 as the Company has begun to market the trademarked names.

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

The design direction for the collection we intend to offer is reflective of old Hollywood glamour meeting turn of the century. The inaugural collections we intend to offer are Reign Day-to-Night; featuring classic and timeless pieces designed to complement versus take over and Reign Red-Carpet; featuring bold designs, made for the stars to hold a time and place in Hollywood’s history.

We intend to position Reign Sapphires as a premium brand in the price point and company of competitors such as Cartier; Harry Winston; Roberto Coin; Van Cleef & Arpels and Bvlgari. We believe that our competitors have certain existing advantages such as history and heritage; strong E-commerce and mobile presence; wholesale and flagship retail presence; strong social presence; a wide range of ancillary product offerings; strong public relations and marketing efforts; a balanced range of price points across the board; and consumer trust and recognition.

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

We intend to initially focus marketing efforts in the United States and upon encountering three years of year on year growth in the United States with online, wholesale, and retail sales, we intend to expand our retail marketing efforts internationally.

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

Products

We intend to launch two inaugural collections: Reign Day-to-Night; featuring classic and timeless pieces designed to complement versus take over and Reign Red-Carpet; featuring bold designs, made for the stars to hold a time and place in Hollywood’s history. We intend to include in these collections rings, bracelets, and necklaces; using predominantly 1.5mm to 2.5mm diamond and princess cut sapphire melees.

Market Opportunities and Marketing Strategy

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

We intend to focus our marketing initiatives on: (1) Business-to-Consumer (“B2C”) marketing to attract customers to the reignsapphires.com website, (2) Business-to-Business (“B2B”) marketing and sales efforts, to establish distribution partners such as high-end fashion retailers, and eventually (3) building a strong retail presence to market the products directly to consumers on a retail level. We intend to initially focus marketing efforts in the United States and upon encountering three years of year on year growth in the United States with online, wholesale, and retail sales, we intend to expand our marketing efforts internationally.

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

As of the date of this filing, we have generated minimal revenue by selling loose finished gemstones to a number of wholesale customers. We have recently launched our retail website but have no retail customers, our activities and operations have been limited to developing our business and financial plans as well as designing and sample manufacturing our inaugural collection which we launched October 1, 2016. We will not have the necessary capital to fully execute the first phase of our business plan until we are able to secure financing. There can be no assurance that such financing will be available on suitable terms. Even if we raise such financing, we may not have sufficient capital to begin generating further revenues from operations.

We had no significant operating revenues through September 30, 2016. We expect to have operating revenues in the fourth quarter of 2016 as we have launched our B2C marketing initiative. Revenues will be predominately the result of fine jewelry sales. At September 30, 2016 our cash balance was $37,955.

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

How We Plan To Generate Revenue

We recognize revenue at the time of sale. Revenues are presented net of refunds and known credits.

We currently have no retail sales and have recently launched our retail website. We expect to have operating revenues in the fourth quarter of 2016 as we have launched our B2C marketing initiative.

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

Results of Operations

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenue

To date, revenues have been generated through the sale of loose sapphires. We will now focus on our primary business of placing the loose sapphires in jewelry settings. Therefore, we had no revenue in the current quarter.

Cost of Sales

To date, cost of sales has been generated through the sale of loose sapphires. We will now focus on our primary business of placing the loose sapphires in jewelry settings. Therefore, we had no cost of sales in the current quarter.

Operating expenses

Operating expenses decreased by $487,117, or 59.7%, to $329,441 for the three months ended September 30, 2016 from $816,558 for the three months ended September 30, 2015 primarily due to decreases in stock-based compensation – related party of $379,359, consulting services costs of $33,070, rent of $155, marketing costs of $16,742, and investor relations costs of $107,500, offset partially by stock based compensation of $20,833, professional fees of $11,612, travel expenses of $11,668, and general and administration costs of $5,596, as a result of adding administrative infrastructure, primarily consulting, marketing, and investor relations, for our current and anticipated sales growth.

For the three months ended September 30, 2016, we had stock based compensation – related party of $144,804, marketing expenses of $13,398, and general and administrative expenses of $171,239 primarily due to consulting costs of $71,280, stock-based compensation of $20,833, travel expenses of $27,070, rent of $9,590, professional fees of $26,716, and general and administration costs of $15,750 as a result of adding administrative infrastructure, primarily consulting, marketing, and investor relations, for our current and anticipated sales growth.

For the three months ended September 30, 2015, we had stock based compensation – related party of $524,163, marketing expenses of $28,000, and general and administrative expenses of $264,395 primarily due to consulting costs of $104,350, investor relations costs of $107,500, travel expenses of $15,403, rent of $9,745, professional fees of $15,104, and general and administration costs of $12,293 as a result of adding administrative infrastructure, primarily consulting, marketing, and investor relations, for our current and anticipated sales growth.

Other Expense

Other expense for the three months ended September 30, 2016 was $103,083 compared to $0 for the three months ended September 30, 2015 due to interest expense of $145,633 in conjunction with the accretion of the debt discount of $144,800 recorded during the three months ended September 30, 2016, the gain on the change in fair value of warrant liabilities of $45,241, and the loss on the change in fair value of derivative liabilities of $2,691.

Net loss before income taxes

Net loss before income taxes for the three months ended September 30, 2016 totaled $432,524 and $816,558 for the three months ended September 30, 2015 primarily due to stock based compensation – related party, compensation expenses, consulting services costs, rent, travel costs, professional fees, marketing costs, general and administration costs, interest expense in conjunction with debt discount, the gain on the change in fair value of warrant liabilities, and the loss on the change in fair value of derivative liabilities.

Assets and Liabilities

Assets were $1,058,362 as of September 30, 2016. Assets consisted primarily of cash of $37,955, inventory of $742,397 which includes samples inventory of $133,222, prepaid expenses of $3,839, equipment of $6,171, and intangible assets of $268,000. Liabilities were $2,300,468 as of September 30, 2016. Liabilities consisted primarily of accrued compensation-related party of $711,000, accounts payable – related party of $399,337, advance from shareholder of $55,504, derivative liabilities of $317,988, warrant liabilities of $372,798, and long-term convertible notes of $443,841 (less unamortized discount of $418,659).

Stockholders’ Deficit

Stockholders’ deficit was $1,242,106 as of September 30, 2016. Changes in Stockholder’s deficit during the nine months ended September 30, 2016 consisted primarily of stock based compensation – related party of $969,785, the estimated fair market value of stock issued for services of $39,583, offset primarily by the net loss of $2,169,466.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Revenue

Revenue decreased by $29,207, or 100.0%, to $0 for the nine months ended September 30, 2016 from $29,207 for the nine months ended September 30, 2015. To date, revenues have been generated through the sale of loose sapphires. We will now focus on our primary business of placing the loose sapphires in jewelry settings. Therefore, we had no revenue in the nine months ended September 30, 2016.

Cost of Sales

Cost of sales decreased by $9,930, or 100.0%, to $0 for the nine months ended September 30, 2016 from $9,930 for the nine months ended September 30, 2015. To date, cost of sales has been generated through the sale of loose sapphires. We will now focus on our primary business of placing the loose sapphires in jewelry settings. Therefore, we had no cost of sales in the nine months ended September 30, 2016.

Operating expenses

Operating expenses increased by $108,557, or 7.4%, to $1,569,004 for the nine months ended September 30, 2016 from $1,460,447 for the nine months ended September 30, 2015 primarily due to increases in stock based compensation – related party of $98,079, rent of $2,552, professional fees of $21,365, marketing costs of $14,608, compensation of $39,583, travel expenses of $24,613, and general and administration costs of $4,673, offset partially by consulting services costs of $416, and investor relations costs of $96,500 as a result of adding administrative infrastructure, primarily consulting, marketing, and investor relations, for our current and anticipated sales growth.

For the nine months ended September 30, 2016, we had stock based compensation – related party of $969,785, marketing expenses of $57,248, and general and administrative expenses of $541,971 primarily due to consulting costs of $247,484, investor relations costs of $11,000, travel expenses of $78,463, rent of $30,704, professional fees of $97,150, compensation expense of $39,583, and general and administration costs of $37,587 as a result of adding administrative infrastructure, primarily consulting, marketing, and investor relations, for our current and anticipated sales growth.

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

Other Expense

Other expense for the nine months ended September 30, 2016 was $596,446 compared to $0 for the nine months ended September 30, 2015 due to interest expense of $433,750 in conjunction with the accretion of the debt discount of $431,250 recorded during the nine months ended September 30, 2016, the gain on the change in fair value of warrant liabilities of $66,309, and the loss on the change in fair value of derivative liabilities of $229,005.

Net loss before income taxes

Net loss before income taxes for the nine months ended September 30, 2016 totaled $2,165,450 and $1,441,170 for the nine months ended September 30, 2015 primarily due to stock based compensation – related party, consulting services costs, rent, travel costs, professional fees, marketing costs, investor relations costs, compensation expenses, general and administration costs, interest expense in conjunction with debt discount, the gain on the change in fair value of warrant liabilities, and the loss on the change in fair value of derivative liabilities.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $600,869 in the nine months ended September 30, 2016 resulting from cash used in operating activities of $589,586, and cash used in investing activities of $11,283.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	For the Nine Months Ended September 30,
	2016	2015

Net cash used in:
Operating activities	$(589,586)	$(5,536)
Investing activities	(11,283)	-
Financing activities	-	6,000

Net (decrease) increase in cash	$(600,869)	$464

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Cash Flows from Operating Activities – For the nine months ended September 30, 2016, net cash used in operating activities was $589,586. Net cash used in operations was primarily due to a net loss of $(2,169,466), and the changes in operating assets and liabilities of $25,307, primarily due to a net increase in accounts payable –related party of $230,091, offset primarily by decreases in prepaid expenses of $9,784, and accrued compensation - related party of $195,000. In addition, net cash used in operating activities was offset primarily by adjustments to reconcile net loss from stock based compensation – related party of $969,785, the accretion of the debt discount of $431,250, depreciation expense of $1,873, the estimated fair market value of stock issued for services of $39,583, and the change in derivative liabilities of $229,005, offset primarily by the change in warrant liabilities of $66,309.

For the nine months ended September 30, 2015, net cash used in operations was $5,536. Net cash used in operations was primarily due to a net loss of $(1,441,170), offset primarily by stock based compensation – related party of $871,706, the estimated fair market value of stock issued for services of $167,000, the amortization of stock issued for future services of $44,275, depreciation expense of $866, and the changes in operating assets and liabilities of $352,862, primarily due to the increase in accrued compensation - related party of $175,000, accounts payable –related party of $191,440, inventory of $4,952, accounts payable of $10,000, offset primarily by accounts receivable of $29,206 and prepaid expenses of $399.

Cash Flows from Investing Activities – For the nine months ended September 30, 2016, net cash used in investing activities was $3,283 for purchases of computer equipment and $8,000 for website development costs.

Cash Flows from Financing Activities – For the nine months ending September 30, 2015, net cash provided by financing was $6,000 due to advances from shareholder. There was no cash provided by financing for the nine months ended September 30, 2016.

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

Short-Term Financing

Advance from Shareholder

We borrow funds from our CEO/Director for working capital purposes from time to time. As of September 30, 2016, we have recorded the principal balance due of $55,504 in Advance From Shareholder. We received no advances and had no repayments for the three and nine months ended September 30, 2016. We received advances of $6,000 and no repayments for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, the CEO received $38,637 of our cash receipts on accounts receivable directly from a customer. These amounts reduced advance from shareholder. Advances are non-interest bearing and due on demand. Past loans and advances from our CEO/Director were not made pursuant to any loan agreements or promissory notes, nor will any future loans and advances from our CEO/Director be made pursuant to loan agreements or promissory notes.

Business Expenses Paid by Shareholder

We have accrued unpaid amounts related to business expenses paid by our CEO on behalf of us. Unpaid business expenses totaling $399,337 and $396,819 as of September 30, 2016 and December 31, 2015, respectively, is included in Accounts Payable – Related Party in the accompanying Balance Sheets. During the nine months ended September 30, 2016, business expenses totaled $424,183 (comprised of inventory purchases totaling $232,609 and operating expenses totaling $191,574) and payments for business expenses totaled $421,665.

Stock Transactions

On April 1, 2016, as amended, and on September 1, 2016, we issued a total of 400,000 restricted common shares, valued at $100,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to our 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. We recognized compensation expense of $20,833 and $39,583 under general and administrative expenses in the accompanying Statements of Operations for the three and nine months ended September 30, 2016, respectively.

Stock Based Compensation – Related Party

On May 1, 2015 our board of directors and stockholders authorized the adoption and implementation of the 2015 Plan. The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors to us and our related companies by providing them the opportunity to acquire a proprietary interest in us and to link their interests and efforts to the long-term interests of our stockholders. The material terms of the 2015 Plan are summarized in “Executive Compensation Plans and Other Benefit Plans” in this filing. Under the 2015 Plan, as amended on December 22, 2015, an aggregate of 14,000,000 shares of our common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. On November 4, 2016, the Company amended the Company’s 2015 Plan to increase the number of shares of the Company’s Common Stock reserved for issuance from 14,000,000 shares to 20,000,000.

On Grant Date, we issued our CEO, options for 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The options will vest 50% on the first anniversary of the Grant Date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the Grant Date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by us from the Grant Date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of our common stock subject to the Option shall fully vest if we shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by us pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the Grant Date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. We recognized expense of $144,804 and $524,163 for the three months ended September 30, 2016 and 2015, respectively, and $969,785 and $871,706 for the nine months ended September 30, 2016 and 2015, respectively, within stock based compensation – related party in the Statements of Operations with the remaining $134,345 to be recognized over the remaining vesting period.

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

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $5,000 of equipment in connection with the expansion of our business.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

Our independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with our financial statements as reported in the Annual Report on Form 10-K for the year ended December 31, 2015, as filed on March 30, 2016. We had an accumulated deficit of approximately $5,496,000 at September 30, 2016, had a net loss of approximately $2,169,500 and $1,441,100 for the nine months ended September 30, 2016 and 2015, respectively, and approximately $432,500 and $816,600 for the three months ended September 30, 2016 and 2015, respectively, and net cash used in operating activities of approximately $589,600 and $5,500 for the nine months ended September 30, 2016 and 2015, respectively, with limited revenue earned since inception.

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

Inventories

Inventories are stated at the lower of cost or market on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Our inventory consists of loose sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of September 30, 2016 and December 31, 2015, inventory consists of loose sapphire jewels and sapphire jewels in jewelry settings. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. We appraise our inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, we review the inventory each quarter against industry prices from gem-guide and if there is a potential impairment, we would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the appraised value of the sapphires could be significantly lower from the current estimated fair value. Our loose sapphire jewels do not degrade in quality over time and are not subject to fashion trends. In view of the foregoing factors, we have concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of September 30, 2016 and December 31, 2015, respectively.

Stock Based Compensation

Issuances of our common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. However, situations may arise in which counter performance may be required over a period of time but the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instruments fully vested on the date of agreement, we determine such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying Statements of Operations over the contract period. When it is appropriate for us to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

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

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2016 and December 31, 2015, the fair value of inventory, accrued compensation - related party, and advance from shareholder approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Debt

We issue debt that may have separate warrants, conversion features, or no equity-linked attributes.

Debt with warrants – When we issue debt with warrants, we treat the warrants as a debt discount, record as a contra-liability against the debt, and amortize the balance over the life of the underlying debt as amortization of debt discount expense in the Statements of Operations. The offset to the contra-liability is recorded as additional paid in capital in our balance sheet. We determine the value of the warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”) using the stock price on the date of issuance, the risk free interest rate associated with the life of the debt, and the volatility of our stock. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the Statements of Operations. The debt is treated as conventional debt.

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

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using Black-Scholes upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the Statements of Operations. The debt discount is amortized through interest expense over the life of the debt.

Convertible debt – beneficial conversion feature – If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF’). A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible, and is recorded as additional paid in capital and as a debt discount in the Balance Sheet. We amortize the balance over the life of the underlying debt as amortization of debt discount expense in the Statements of Operations. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the Statements of Operations.

If the conversion feature does not qualify for either the derivative treatment or as a BCF, the convertible debt is treated as traditional debt.

Future Contractual Obligations and Commitment

As of September 30, 2016, we had no future contractual obligations and commitments. Future contractual obligations and commitments are based on the terms of the relevant agreements and appropriate classification of items under GAAP as currently in effect. Future events could cause actual payments to differ from these amounts.

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

Recent Accounting Pronouncements

Refer to Note 3 in the accompanying notes to the condensed financial statements.

Employment Agreements

We previously had a consulting agreement with our CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either us or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of the employment agreement expires on December 31, 2018, unless earlier terminated by us or Director. The agreement provides for automatic one-year renewals, unless either we or Director give notice of our or his intention not to extend at least 90 days prior to the expiration of any term. In addition, Director will receive a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by our board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If we terminate Director’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Director and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $45,000 and $45,000 and consulting fees of $0 and $0 for the three months ended September 30, 2016 and 2015, respectively. We incurred compensation expense of $135,000 and $90,000 and consulting fees of $0 and $30,000 for the nine months ended September 30, 2016 and 2015, respectively. Deferred compensation totaling $484,000 and $349,000 as of September 30, 2016 and December 31, 2015, respectively, is included in Accrued Compensation-Related Party.

We previously had a consulting agreement with our secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either us or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of the employment agreement expires on December 31, 2018, unless earlier terminated by us or Secretary. The agreement provides for automatic one-year renewals, unless either we or Secretary give notice of our or his intention not to extend at least 90 days prior to the expiration of any term. In addition, Secretary will receive a minimum annual base salary of $80,000. If we terminate Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Director and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $20,000 and $20,000 and consulting fees of $0 and $0 for the three months ended September 30, 2016 and 2015, respectively. We incurred compensation expense of $60,000 and $33,333 and consulting fees of $0 and $21,667 for the nine months ended September 30, 2016 and 2015, respectively. Deferred compensation totaling $227,000 and $167,000 as of September 30, 2016 and December 31, 2015, respectively, is included in Accrued Compensation-Related Party.

Off-Balance Sheet Arrangements

As of September 30, 2016, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

The specific material weaknesses identified by the company’s management as of end of the period covered by this report include the following:

•	We are lacking qualified resources to perform the internal accounting functions properly. In addition, the scope and effectiveness of our internal accounting and controls are yet to be developed.

•	We currently do not have an audit committee.

•	We are relatively inexperienced with certain complexities within GAAP and SEC reporting.

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

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We will continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2016, the Company issued a total of 100,000 restricted common shares to a member of its Advisors, valued at $25,000 (based on the fair value of the services on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There have been no events which are required to be reported under this Item.

ITEM 4. MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended September 30, 2016, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	XBRL Interactive Data Files

*	Filed herewith.

**                    In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Reign Sapphire Corporation (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIGN SAPPHIRE CORPORATION

Date: November 14, 2016	By:	/s/ Joseph Segelman
Joseph Segelman
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)