Form 10-K
period 2016-12-31
Reign Sapphire Corp
filed 2017-05-31
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

REIGN CORPORATION

(formerly known as Reign Sapphire Corporation)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant was $4,488,000. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of May 23, 2017, there were 43,809,554 shares of common stock outstanding.

REIGN CORPORATION

2016 ANNUAL REPORT ON FORM 10-K

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

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” is of Reign Corporation.

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“Reign” refers to Reign Corporation, a Delaware corporation;
•	“CCI” refers to Coordinates Collection, Inc.
•	“Commission” refers to the Securities and Exchange Commission;
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I

Item 1. Business

Background

Business Overview

Coordinates Collection, Inc. (“CCI”), previously known as FD9 Group, Inc., markets and distributes classic custom jewelry through Le Bloc and custom jewelry, inscribed with location coordinates commemorating life's special moments through Coordinates Collection. CCI was organized as a Delaware corporation in 2013 and is currently based in Los Angeles, California.

On December 1, 2016, substantially all of the operating assets of CCI was acquired by Reign Corporation (“RGNP”), formerly known as Reign Sapphire Corporation, (see “Acquisition of Assets Related to the Coordinates Collection Business”). RGNP is a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company. As part of the Acquisition, we created a wholly owned subsidiary, Reign Brands, Inc. (“Reign Brands”), which is a Delaware corporation, and shall act as the operating entity for the acquired CCI assets.

Subsequent to the acquisition of CCI’s assets, we have three niche brands: Reign Sapphire: ethically produced, direct mine-to-consumer sapphire jewelry targeting millennials, Coordinates Collection: custom jewelry, inscribed with location coordinates commemorating life's special moments, and Le Bloc: classic customized jewelry.

Reign Sapphire

Reign Sapphire was established as a vertically integrated “source to retail” model for sapphires—rough sapphires to finished jewelry; a color gemstone brand; and a jewelry brand featuring Australian sapphires. We are not an exploration or mining company and are not engaged in exploration or mining activities. We purchase rough sapphires in bulk, directly from commercial miners in Australia, and we intend to oversee each step of the process as the stones go from the miners-gate to the consumer as Reign Sapphire jewelry.

Our core values are to offer consumers conflict free sapphires; sapphires that are mined from a verified source; sapphires that have been procured directly from miners, sapphires that are ethically processed and sapphires that are natural (not synthetic). In addition, we intend to feature exclusively Australian sapphires in our jewelry collections.

Coordinates Collection

Coordinates Collection markets and distributes custom jewelry, inscribed with location coordinates commemorating life's special moments. Coordinates Collection is the next level of customized jewelry that pairs high quality craftsmanship with a fresh look. Geographic coordinates pinpoint the location of a favorite memory and the beautiful engraving personalizes each piece to the customer. Coordinates Collection uses high quality materials such as semi-precious to precious metals and stones as well as ceramic coatings. All products take personalization to the next level with stylish, high quality hand-crafted products, a customized experience and a unique technology platform that guides the customer through a step-by-step process to create the perfect meaningful piece.

Le Bloc

Le Bloc markets and distributes classic custom jewelry. Le Bloc is a way to wear your favorite letters and/or words. The collection is comprised of bracelets, necklaces, and rings featuring bloc’s engraved with a single letter in the finish of your choice.

Acquisition of Assets Related to the Coordinates Collection Business

On December 1, 2016, we acquired substantially all of the operating assets of CCI (the "Acquisition"). CCI is engaged in the marketing and distribution of Coordinates Collection and Le Bloc customized jewelry. Upon the closing of the Acquisition, we received substantially all of the operating assets of CCI, consisting of fixed assets and intellectual property. As part of the Acquisition, we created a wholly owned subsidiary, Reign Brands, which is a Delaware corporation, and shall act as the operating entity for the acquired CCI assets.

With the acquisition of the Coordinates Collection and Le Bloc brands, we plan to leverage our custom jewelry expertise to expand distribution worldwide.

The purchase price of the operating assets of CCI was the issuance 7,000,000 shares of common stock (of which 1,000,000 shares were issued to ASK Gold, a major supplier) valued at $770,000 (based on our stock price on the date of issuance). In addition, there is a cash payment of $500,000 contingent upon a future offering and earn out payments for all sales of CCI and RGNP products sold via CCI sales channels for the 2017, 2018, 2019 and 2020 calendar years. The estimated fair value of the contingent payments totaled $424,511 and was recognized as a liability in the accompanying consolidated balance sheets as of December 31, 2016 (Successor). We accounted for the Acquisition using the acquisition method of accounting. The acquisition method of accounting was used to record assets acquired and liabilities assumed by the Company. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying consolidated financial statements of the Predecessor and the Company are not comparable in all material respects since those consolidated financial statements report financial position, results of operations, and cash flows of these two separate entities. CCI's fixed assets and identifiable intangible assets acquired were recorded based upon their estimated fair values as of the closing date of the Acquisition. The excess of purchase price over the value of the net assets acquired was recorded as goodwill.

Total Purchase Consideration:
Common stock issued	$770,000
Estimated fair value of contingent payments	424,511
$1,194,511

The following table summarizes the estimated fair values of the tangible and intangible assets acquired as of the date of Acquisition:

Net assets acquired:
Equipment	$32,564
Developed technology - website	117,500
Developed technology – Ipad application	117,500
Tradename	365,000
Proprietary design	80,000
Goodwill	481,947
$1,194,511

Goodwill is the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.  In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present.

Strategy

Reign Sapphire

We intend to set ourselves apart from our competition by actively promoting our three core offerings: a vertically integrated “source to retail” model for sapphires - rough sapphires to finished jewelry; a color gemstone brand; and a jewelry brand featuring Australian sapphires.

We intend to promote Reign Sapphires as conflict free, ethically processed and natural. We also intend to make video footage and pictures of the process available to consumers.

We intend to focus primarily on quality and design and secondly on strategic pricing methods in order to compete in the U.S. market.

While all of our competitors have established themselves uniquely within sectors of the market, none have marketed themselves as mine-gate to consumers with a vertical integration of processing, cutting and shaping, manufacturing, and sales of sapphires. We believe there is a strong market opportunity for our products as there is currently growth in U.S. and global jewelry sales. We believe that we have the knowledge and expertise to capitalize on this opportunity and to capitalize upon the uniquely powerful internationally recognized Australian brand image and appeal and become the leading player in this fragmented cottage industry.

Coordinates Collection and Le Bloc

We market our Coordinates Collection and Le Bloc products using various strategies including social media, independent affiliates, Internet advertising, wholesale relationships, and “word of mouth” free advertising.

As of December 31, 2016, we have an exclusive international distribution agreement with a third party marketing company to distribute the Reign Brands, Coordinates Collection and Le Bloc products in the country of Qatar at discounted prices. The agreement is for a term of five years and terminates in July 2021.

We have no intentions or plans to merge with an unidentified company.

Products

Our initial product lines will consist of rings, bracelets, necklaces. We intend to eventually manufacture pendants and watches. When sapphires are used in the products, they are predominantly 1.5mm to 2.5mm diamond and princess cut melees.

Aspects of processing, manufacturing and sales:

•	Gem Shaping, Cutting, & Processing for our Reign Sapphire products: Our contract gem design team cut, shape, and process rough sapphire material into gem stones.
•	Jewelry Manufacturing: We have outsourced the manufacturing to a quality U.S. provider.
•	Packaging: Each jewelry item is accompanied by a high quality, durable jewelry box, gift bag, certificate of authenticity and warranty.
•	Our Reign Sapphire products feature sapphires that have been procured in the rough from commercial miners in New South Wales, Australia and processed by us. We do not have an exclusive supplier rather a number of commercial miners in the region that have been supplying the company with run-of-mine material for a number of years.

We do not rely on any principal suppliers and do not have any formal contracts with our suppliers. In the event that we are unable to conduct business on satisfactory terms with any of these suppliers, we believe that an extensive number of alternative sources will be available to us and that our business can continue without disruption or adverse change in terms of pricing and availability.

Market Overview

Opportunities

Demand for the industry’s products is largely driven by the needs and preferences of consumers, along with variations in the level of disposable income allocated toward their purchases. We intend to launch a high-end his and hers’ jewelry line that uses fine blue pave sapphires, as well as an extremely high-end couture brand that uses the finest sapphires available from our Australian miners, cut by expert cutters, and set in fine custom jewelry.

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

Because of the flexibility inherent in its model, we can adjust our brand voice specifically to reach a variety of women and men desiring a sapphire option in fine jewelry. The ability to promote the mine-gate to retail model should separate the brand from our competitors.

Marketing and Sales

Marketing Overview & Strategy

We are focusing our marketing initiatives on: (1) Direct-to-Consumer (“D2C”) ecommerce marketing to attract customers to the reignsc.com website, (2) Business-to-Business (“B2B”) marketing and sales efforts, to establish distribution partners such as high-end fashion retailers, and eventually (3) building a strong retail presence to market the products directly to consumers on a retail level. We are initially focusing our marketing efforts in the U.S. with online, wholesale, and retail sales, and then intend to expand our marketing internationally.

On a D2C basis, we use an array of marketing methods to spread awareness of our jewelry products, including a mobile app, social media, internet marketing, print advertising, promotions, and eventually signage. We intend to identify ideal locations that will contain a lot of walk-by traffic in communities with middle to upper income residents.

We will continue to form limited wholesale partnerships with retailers to sell our products at their retail boutiques, the benefit to us is the promotion of our brands at the consumer level until we are in a position to open our own flagship stores. Prior to launching our sales campaign, we intend to develop and use association strategy to identify appropriate and strategic partners for co-marketing opportunities.

Branding Strategy

Branding will play a critical role in our success. We have performed a capabilities audit and have developed and designed the products.

We have also performed marketing and capabilities landscape assessments based upon consumer immersion and research and designed to understand consumer purchase behaviors and values, assess short and long term socio-cultural and market trends, and analyze the marketplace and competitive landscape. We have collaborated with an assembled team of experts in the naming and development of the brand using expert level product design and marketing strategy. We have designed the look and feel of the logo using a palette, style guide, inspiration boards, design renderings, and production images.

We have developed a comprehensive, consumer-oriented toolkit using consistent language and tone for printed and online media and to target retailers on a sell-in, exclusive basis.

We intend to develop advertisements for print and online media, and sales materials for retail strategic partners. We intend to maintain a graphics library to be used on all touch points.

Social Media

Our marketing team is working on several social media initiatives that target current and future consumers and support the promotion and sale of our product brands. Our campaigns are focused on driving a consistent message emphasizing the ethical origins of our products, their everlasting beauty, and overall value. We are using various forms of digital and social media outreach to accomplish greater awareness of the value proposition we offer.

Internet Marketing

We intend to establish a presence on Google, Yelp, Bing, Yahoo and all other online search engines that are used to search for jewelry and sapphires. We intend to engage in significant search engine optimization marketing efforts to ensure that we have strong results upon natural searches related to jewelry and sapphires. We intend to utilize pay per click advertising, display advertising, and article marketing. Our website will display a full catalogue of its products, background information regarding the mining of the products, information about the Company and management team, and contact information. We will also maintain a social media presence on Facebook, Twitter, and other social media websites to have an interactive presence.

Strategic Partnerships with Retailers

We intend to form limited strategic partnerships with retailers to sell the products at their retail boutiques. The benefit to us is the promotion of our brand at the consumer level until we are in a position to open our own flagship stores. Prior to launching our sales campaign, we intend to develop and use association strategy to identify appropriate and strategic partners for co-marketing opportunities.

We intend to develop a retail channel strategy to bolster the retail/direct to consumer sales approach while maintain a point of differentiation within the competitive landscape. Furthermore, we intend to develop retail adaptation strategies using in-store promotional and retail tactics using our branding strategy.

Print Advertising

We intend to advertise in lifestyle and fashion magazines that cater to middle to upper income individuals, such as Vogue, Cosmopolitan, and Vanity Fair.

Public Relations

We intend to gain public awareness and gain credibility through a public relations (“PR”) campaign to establish relationships with the local market. We intend to consistently attend editor events and engage in strategic media outreach planning and become a valued member of the community through community service offerings and support. We have engaged a PR firm to work to obtain interviews, print articles, and featured spots in leading fashion, luxury, and bridal magazines, industry publications, television news, radio programming, periodicals, and online websites and publications. We intend to develop short-lead and long-lead editorials and long lead editorials. The purpose of the PR campaign is to highlight the strength and innovation of our products.

Sponsorships

We intend to sponsor social events that are appropriate to promote jewelry on a consumer level. Examples of such events could be parties, art or photo shows, and charity events.

Celebrity Endorsement

We intend to continue to identify multiple celebrities to bolster the brand image, and spread awareness of our brand and products.

Promotions

We intend to develop promotional platforms to include sales during and after holidays, discounted prices on particular products, and discounts for repeat customers.

Seasonality

Sales in the retail jewelry industry are typically seasonal due to increased consumer purchases during the holiday season. Our sales to support the holiday season largely have taken place during the fourth calendar quarter; however, the effect of seasonality on our business is also impacted by the timing of orders we receive to support new or expanded distribution. In future periods, as sales increase to retailers and directly to consumers, both in dollars and as a percentage of total sales, we anticipate that these factors may significantly affect our results of operations in a given quarter.

Competition

Competitive Analysis and Strategy

The industry in which we compete is highly competitive. We believe that the most important competitive factors in our industry include the ability to control as much as possible of the supply chain.

We intend to position ourselves as a premium brand in the price point and company of competitors such as Cartier; Harry Winston; Roberto Coin; Van Cleef & Arpels and Bvlgari. We believe that our competitors have certain existing advantages such as history and heritage; strong ecommerce and mobile presence; wholesale and flagship retail presence; strong social presence; a wide range of ancillary product offerings; strong public relations and marketing efforts; a balanced range of price points across the board; and consumer trust & recognition. However, we intend to set ourselves apart with strong brand identity and visuals, unique design and quality and brand awareness through traditional and social media.

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

Intellectual Property

Reign owns trademarks in the jewelry and gemstone class including “Reign”, “Reign Opulence”, “LeBloc”, “Coordinates Collection”, and “Ion Collection”, and we also own a number of domain names.

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

We are currently in violation of Item 2.01 and Item 9.01 of Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 which required us to file financial statements of CCI on Form 8-K no later than 71 days from the closing date of the December 1, 2016 acquisition. We intend to correct this violation by filing the required Form 8-K.

Procurement and Manufacturing

At the present time, all of our manufacturing is conducted in the U.S. We have no formal contracts with our suppliers and manufacturers. In the event that we are unable to conduct business on satisfactory terms with any of these suppliers or manufacturers, we believe that an extensive number of alternative sources will be available to us and that our business can continue without disruption or adverse change in terms of pricing and availability.

Research and Development

Other than time spent researching our business and proposed markets and segmentation, we have not spent any funds on research and development activities to date. In the event opportunities arise from our operations, we may elect to initiate research and development activities, but we have no plans for any activities to date.

Environmental Laws and Regulations

Our operations are not subject to any environmental laws or regulations.

Employees

The Company had 10 full-time employees and no part-time employees as of the date of this filing.

We have an employer contribution for health but we do not provide pension, annuity, insurance, profit sharing, or similar benefit plans; however, we may adopt plans in the future.

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

Item 1A. Risk Factors

This item is not applicable because we are a "smaller reporting company" as defined in Exchange Act Rule 12b-2.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive offices are located at 9465 Wilshire Blvd, Beverly Hills, California. The office space is currently being leased on a month-to-month basis at approximately $3,200 per month.

Our customer service and distribution facility is located at 1933 S. Broadway. Los Angeles, California. This facility is subleased at $7,834 per month through CCI for a period of eighteen months. The sublease may be terminated by either party with ninety (90) days written notice. On March 1, 2017, we gave ninety day written notice to terminate the sublease with no costs to terminate the lease.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our stock is quoted on the OTCQB under the symbol “RGNP.” We were listed on May 23, 2016. There are 43,809,554 shares outstanding as of May 23, 2017. The below table provides the high and low bid prices of our common stock for each quarterly period during the last two years.

	Year ended December 31, 2016
	High	Low
Fourth Quarter	$0.2885	$0.0001
Third Quarter	$1.00	$0.2885
Second Quarter*	$1.00	$1.00
First Quarter**	$-	$-

(*)  Based on partial period data from May 23, 2016

(**)  No data available

(b) Transfer Agent

The transfer agent and registrar for our common stock is VStock Transfer, LLC located at 18 Lafayette Place, Woodmere, New York.

(b) Shareholders of Record

The number of beneficial holders of record of our common stock as of the close of business on December 31, 2016 was 49.

(c) Dividends

We do not expect to pay cash dividends in the next term. We intend to retain future earnings, if any, to provide funds for operation of our business. We currently have no restrictions affecting our ability to pay cash dividends.

(d) Equity Compensation Plans

Successor

As of December 31, 2016, our board of directors and shareholders previously authorized the adoption and implementation of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The principal purpose of the 2015 Plan is to attract, retain and motivate our employees, officers, directors, consultants, agents, advisors and independent contractors and our related companies by providing them the opportunity to acquire a proprietary interest in us and to link their interests and efforts to the long-term interests of our shareholders. Under the 2015 Plan, an aggregate of 20,000,000 shares of our common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. The exercise price for each option may not be less than fair market value of the common stock on the date of grant, and shall vest as determined by our board of directors but shall not exceed a ten-year period.

As of December 31, 2016, we had previously granted to our CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The Black-Scholes option-pricing model used the following weighted average assumptions as of December 31, 2016: (i) no dividend yield for each year, (ii) volatility of 35.6 percent, (iii) risk-free interest rate of 1.87 percent, (iv) stock price of $0.25, (v) exercise price of $0.005, and (vi) expected life of 6.0. The options will vest 50% on the first anniversary of the grant date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the grant date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that the CEO is continuously employed by us from the grant date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of our common stock subject to the option shall fully vest if we shall successfully sell all of the shares of our common stock included in the primary offering of such common stock by us pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the grant date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017.

As of December 31, 2016, we issued a total of 400,000 restricted common shares to members of our advisory committee (“Advisors”), valued at $100,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to our 2015 Plan. One-twelfth (1/12) of the shares will be earned each month. We will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. We recognized compensation expense of $2,084 under general and administrative expenses in the accompanying consolidated Statements of Operations for the one month ended December 31, 2016 (Successor) with $35,417 remaining to be amortized. As of December 31, 2016, the Advisors had vested in 258,333 shares with 141,667 shares to vest over the remaining vesting period.

Recent Sales of Unregistered Securities

Successor

As of December 31, 2016, we previously issued common shares pursuant to the terms of the Consent, Waiver and Modification Agreement (the “Agreement”) for 1,000,000 shares of common stock to Alpha Capital Anstalt and Brio Capital Master Fund Ltd. (“Alpha and Brio”). The aggregate fair market value of these shares was approximately $200,000 as the fair market value of the stock was $0.20 per share. These issuances were completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

As of December 31, 2016, we issued common shares pursuant to the terms of the Acquisition dated December 1, 2016 for 7,000,000 shares of common stock (of which 1,000,000 shares were issued to ASK Gold, a major supplier). The aggregate fair market value of these shares was approximately $770,000 as the fair market value of the stock was $0.11 per share. These issuances were completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

As of December 31, 2016, we previously issued common shares pursuant to the terms of the November 2016 Purchase Agreement dated November 10, 2016 for 833,354 shares of common stock. The aggregate fair market value of these shares was approximately $100,000 as the fair market value of the stock was $0.12 per share at the date of issuance. These issuances were completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

Item 6. Selected Financial Data

Because we are a smaller reporting company, this Item 6 is not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this filing. This discussion and other parts of this filing contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, intentions, and beliefs. Our actual results may differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this filing, and you should not place undue certain on these forward-looking statements, which apply only as of the date of this filing. See “Disclosure Regarding Forward-Looking Statements”.

We are an emerging growth company as defined in Section 2(a) (19) of the Securities Act. Pursuant to Section 107 of the Jumpstart Our Business Startups Act, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, meaning that we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to take advantage of the extended transition period for complying with new or revised accounting standards applicable to public companies to delay adoption of such standards until such standards are made applicable to private companies. Accordingly, our consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

OVERVIEW:

Successor and Predecessor Financial Presentation

On December 1, 2016, substantially all of the operating assets of Coordinates Collection, Inc. (“CCI”) was acquired by Reign Corporation (“RGNP”), formerly known as Reign Sapphire Corporation, (see “Acquisition of Assets Related to the Coordinates Collection Business”). RGNP is a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company. As part of the Acquisition, we created a wholly owned subsidiary, Reign Brands, Inc. (“Reign Brands”), which is a Delaware corporation, and shall act as the operating entity for the acquired CCI assets. The acquisition method of accounting was used to record assets acquired and liabilities assumed by Successor. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying consolidated financial statements of the Predecessor and Successor are not comparable in all material respects since those consolidated financial statements report financial position, results of operations, and cash flows of these two separate entities. CCI's fixed assets and identifiable intangible assets acquired were recorded based upon their estimated fair values as of the closing date of the Acquisition.  The excess of purchase price over the value of the net assets acquired was recorded as goodwill.

The accompanying consolidated financial information and discussion have been presented on a comparative basis. For periods after the acquisition of the Coordinates Collection (since December 1, 2016), our financial results are referred to as "Successor" and its results of operations combines Reign Sapphire operations and the Coordinates Collection operations. For periods prior to the acquisition of the Coordinates Collection brand, our financial results are referred to as "Predecessor" and its operations includes only the Coordinates Collection operations. Where tables are presented, a black line separates the Successor and Predecessor financial information to highlight the lack of comparability between the periods.

Historical Development

Predecessor

CCI, previously known as FD9 Group, Inc., markets and distributes classic custom jewelry through Le Bloc and custom jewelry, inscribed with location coordinates commemorating life's special moments through Coordinates Collection. CCI was organized as a Delaware corporation in 2013 and is currently based in Los Angeles, California.

On December 21, 2015, the shareholders of CCI approved an amendment to the Articles of Incorporation to change the name of the Corporation to “Coordinates Collection Inc.”, increase the authorized number of shares of common stock from 1,000,000 to 15,000,000, par value $0.0001, eliminate the authorized preferred stock, convert each outstanding share of common stock of the Corporation into 9.8 shares of common stock, and convert each outstanding share of preferred stock of the Corporation into 1.16 shares of common stock. This transaction was accounted for as a stock split. CCI has retroactively restated per share and the outstanding shares for weighted average shares used in the basic and diluted earnings per share calculations for all periods presented, as a result of the reorganization.

Successor

RGNP is a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company with 3 niche brands: Reign Sapphire: ethically produced, direct mine-to-consumer sapphire jewelry targeting millennials, Coordinates Collection: custom jewelry, inscribed with location coordinates commemorating life's special moments, and Le Bloc: classic customized jewelry.

Reign Sapphire Corporation was established on December 15, 2014 in the State of Delaware as a vertically integrated “mines-gate to retail” model for sapphires – rough sapphires to finished jewelry; a color gemstone brand; and a jewelry brand featuring Australian sapphires. We acquired our Coordinates Collection and Le Bloc brands and the assets related to the production and sale of it on December 1, 2016. See further discussion below under "Acquisition of Assets Related to the Coordinates Collection Business."

The Company includes Reign Brands as a wholly owned subsidiary, formed under of laws of the State of Delaware.

We started as UWI Holdings Corporation (previously known as Australian Sapphire Corporation) (“UWI”) and was established on May 31, 2013 in the Province of New Brunswick, Canada. On December 31, 2014, UWI entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with Reign Corporation, pursuant to which UWI transferred all of its net assets to Reign. The sole shareholder of UWI along with his spouse retained 100% ownership of Reign and were issued 27,845,000 of Reign common shares in exchange for the 16,000,250 outstanding shares of UWI. There was no significant tax consequence to this exchange. As a result, Reign is considered to be the continuation of the predecessor UWI. All historical financial information prior to the reorganization is that of UWI.

Prior to the reorganization, we were authorized to issue 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. On May 8, 2015, our Articles of incorporation were amended to increase the authorized common shares to 100,000,000 and preferred shares to 10,000,000. On December 22, 2015, our Articles of Incorporation were amended to increase the authorized number common shares to 150,000,000 with the authorized number of preferred shares remaining at 10,000,000.

On March 17, 2017, our shareholders approved an amendment to our Articles of Incorporation to authorize a class of preferred stock, titled Series A Preferred Stock, which will consist of one share. The Series A Preferred Stock shall vote together as a single class with the holders of the Corporation’s common stock and the holders of any other class or series of shares entitled to vote with the common stock, with the holder of the Series A Preferred Stock being entitled to fifty-one (51%) of the total votes on all such matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of common stock and any other shares entitled to vote being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. The Series A Preferred Stock shall not have any right to receive any dividends, nor any distributions in the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary. The share of Series A Preferred stock shall not be eligible to receive dividends. The class of Series A Preferred stock shall be automatically cancelled ten (10) years after the initial issue date of such Series A Preferred stock.

On May 19, 2017, we received the file stamped certificate of amendment from the state of Delaware, which lists an effective date of March 20, 2017. On May 23, 2017, we issued the share of Series A Preferred stock to Joseph Segelman, which will allow Mr. Segelman to maintain fifty-one percent (51%) voting control of us regardless of how many shares of common stock are issued and outstanding. Therefore, we consider the Series A Preferred stock to be issued on May 23, 2017.

On March 17, 2017, the shareholders of the Company approved a corporate name change to Reign Corporation to better identify the business operations of the Company, as due to recent acquisitions, the Company no longer only sells sapphire jewelry. The Company believes it will be better positioned in the future with a corporate name that does not identify the Company with only one business line.

We began our planned principal operations, and accordingly, we have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Acquisition of Assets Related to the Coordinates Collection Business

As discussed above, on December 1, 2016, we acquired substantially all of the operating assets of CCI. CCI is engaged in the marketing and distribution of Coordinates Collection and Le Bloc customized jewelry. Upon the closing of the Acquisition, we received substantially all of the operating assets of CCI, consisting of fixed assets and intellectual property. As part of the Acquisition, we created a wholly owned subsidiary, Reign Brands, and shall act as the operating entity for the acquired CCI assets.

With the acquisition of the Coordinates Collection and Le Bloc brands, we plan to leverage our custom jewelry expertise to expand distribution worldwide.

The purchase price of the operating assets of CCI was the issuance 7,000,000 shares of common stock (of which 1,000,000 shares were issued to ASK Gold, a major supplier) valued at $770,000 (based on our stock price on the date of issuance). In addition, there is a cash payment of $500,000 contingent upon a future offering and earn out payments for all sales of CCI and RGNP products sold via CCI sales channels for the 2017, 2018, 2019 and 2020 calendar years. The estimated fair value of the contingent payments totaled $424,511 and was recognized as a liability in the accompanying consolidated balance sheets as of December 31, 2016 (Successor). We accounted for the Acquisition using the acquisition method of accounting. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying consolidated financial statements of the Predecessor and the Company are not comparable in all material respects since those consolidated financial statements report financial position, results of operations, and cash flows of these two separate entities. CCI's fixed assets and identifiable intangible assets acquired were recorded based upon their estimated fair values as of the closing date of the Acquisition. The excess of purchase price over the value of the net assets acquired was recorded as goodwill.

Total Purchase Consideration:
Common stock issued	$770,000
Estimated fair value of contingent payments	424,511
$1,194,511

The following table summarizes the estimated fair values of the tangible and intangible assets acquired as of the date of acquisition:

Net assets acquired:
Equipment	$32,564
Developed technology - website	117,500
Developed technology – Ipad application	117,500
Tradename	365,000
Proprietary design	80,000
Goodwill	481,947
$1,194,511

Goodwill is the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.  In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present.

Recent Developments

Financing Transactions

Predecessor

Notes Payable

CCI borrows funds from third parties from time to time for working capital purposes. For the year ended December 31, 2015 (Predecessor), CCI had borrowings of $144,939 (including $29,039 of debt discount), repayments of $104,044, and accretion of debt discount of $29,039 for a balance of $40,895 at December 31, 2015. For the eleven months ended November 30, 2016, CCI had borrowings of $257,100 (including $31,500 of debt discount), repayments of $174,338, and accretion of debt discount of $31,500.

CCI issued notes payable to Menno Holterman (“Holterman Notes”), a director of CCI. As of December 31, 2014, CCI had borrowed $181,408 bearing interest at 10% (“December 2014 Note”). During the year ended December 31, 2015, CCI borrowed an additional $278,273 bearing no interest and had no repayments for a balance of $459,681 at December 31, 2015. During the eleven months ended November 30, 2016, CCI borrowed an additional $157,442 bearing no interest and had no repayments (collectively, “2015 and 2016 Notes”). For the 2015 and 2016 Notes, we imputed interest on the principal amount of the borrowings at 10% per annum. The terms of the December 2014 Note call for interest only payments payable for the first three months of the December 2014 Note and beginning April 2015, payment of principal amortized over the remaining term of the note plus interest. The December 2014 Note was due June 1, 2016. As CCI is in default, the Holterman Notes were reclassed to short term notes payable – related party. CCI recognized interest expense of $46,144 and $24,963 under Other (income) expense in the accompanying consolidated Statements of Operations for the eleven months ended November 30, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor), respectively.

On October 1, 2014, CCI, through Owen deVries, its CEO and director, borrowed $50,000 from a related party through common ownership for working capital purposes. The loan was due on January 1, 2015 and bearing no interest. CCI imputed interest on $50,000 principal amount of the borrowings at 10% per annum. The note was repaid on January 2, 2015.

Stock Transactions

On March 30, 2015, the Company issued 200,000 preferred shares for aggregate gross proceeds of $200,000. On December 21, 2015, the preferred shares were exchanged for 232,000 common shares in a restructuring.

On December 21, 2015, the Company issued 8,800,000 common shares to the shareholders. This transaction was accounted for as a stock split.

Successor

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

Amendment and Restatement of Certificate of Incorporation

On March 17, 2017, the Company’s shareholders approved an amendment to the Company’s Certificate of Incorporation to designate 1 share of the Company’s authorized 10,000,000 shares of Preferred Stock as Series A Preferred Stock (“Series A Preferred Stock”), which shall vote with the Common Stock, and shall be entitled to fifty-one percent (51%) of the total votes of Common Stock on all such matters voted on. The Certificate of Amendment will be filed with the Delaware Secretary of State, and the Series A Preferred Stock will be issued to the Company’s CEO.

Due to Related Party

During 2016, we received advances from our CEO/director totaling $256,606, incurred business expenses of $551,724 (comprised of operating expenses of $334,627, inventory purchases totaling $213,815, and purchased equipment of $3,282) and had repayments of $817,527. We have a balance owed to the related party of $440,747 at December 31, 2016 (Successor). During 2016, we incurred $180,000 of deferred compensation related to the CEO/director’s employment agreement and $80,000 of deferred compensation related to the Secretary’s employment agreement. As of December 31, 2016 (Successor), accrued compensation-related party was $776,000.

Securities Purchase Agreement

November 2016

As of December 31, 2016, we previously entered into a Securities Purchase Agreement (the “November 2016 Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha and Brio (collectively “November 2016 Purchasers”) of up to (i) 833,354 shares of our Common Stock (the “November 2016 Incentive Shares”); (ii) $287,502 aggregate principal amount of Secured Convertible Notes (the “November 2016 Notes”) and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 2,395,850 shares of our Common Stock (the “November 2016 Warrants”).  The November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants were issued on November 10, 2016 (the “November 2016 Original Issue Date”). November 2016 Purchasers received (i) November 2016 Incentive Shares at the rate of 2.8986 November 2016 Incentive Shares for each $1.00 of November 2016 Note principal issued to such November 2016 Purchaser; (ii) a November 2016 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s November 2016 Note; and (iii) November 2016 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s November 2016 Note principal amount divided by $0.12 (“Purchaser Conversion Price”), the conversion price in effect on the Initial Closing Date, with a per share exercise price equal to $0.30, subject to adjustment. The aggregate cash subscription amount received by us from the purchasers for the issuance of the November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants was approximately $244,945 (the “Subscription Amount”) which was issued at a $42,557 original issue discount from the face value of the Note.

The November 2016 Notes mature on May 10, 2018, eighteen (18) months after the November 2016 Original Issue Date, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the November 2016 Notes. At any time after the November 2016 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of our Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.12 per share, subject to adjustment as provided therein. Each November 2016 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. The November 2016 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of our Common Stock from trading.  The November 2016 Notes are collectively collateralized by substantially all of our assets and guarantees of payment of the November 2016 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a stockholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the November 2016 Notes, subject to the terms of such guaranty agreements.

The November 2016 Purchase Agreement is being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. We are still accounting for the interest in accordance with GAAP.

As a result of the failure to timely file our 2016 Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the three month period ended March 31, 2107, the November 2016 and December 2015 Notes were in default. On May 30, 2017, the Company entered into a Second Consent, Waiver and Modification Agreement (the “Agreement”) with certain purchasers of convertible promissory notes (the “Notes”) pursuant to securities purchase agreements dated December 23, 2015 and November 10, 2016, which were amended pursuant to a Consent, Waiver and Modification Agreement dated October 13, 2016. The waivers contained in the Agreement were related to a waiver of the right to participate in additional offerings by the Company, allowing shares of the Company’s common stock to be issued pursuant to a private offering at a price of not less than $0.08 per share as well as warrants exercisable for a period of five years at $0.30 per share, adjusting the conversion price of the Notes issued to the purchasers to $0.08 per share, extending the maturity date of the December 23, 2015 convertible promissory notes to December 31, 2017 and waiving default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-K for the year ended December 31, 2016 and the Form 10-Q for the three month period ended March 31, 2017.

November 2016 Optional Redemption

The November 2016 Notes provide that commencing six (6) months after the November 2016 Original Issue Date, we will have the option of prepaying the outstanding principal amount of the November 2016 Notes (an “November 2016 Optional Redemption”), in whole or in part, by paying to the holders a sum of money in cash equal to one hundred percent (100%) of the principal amount to be redeemed, together with accrued but unpaid interest thereon, if any, and any and all other sums due, accrued or payable to the holder arising under the November 2016 Note through the November 2016 Redemption Payment Date and 2.8986 shares of our Common Stock for each $1.00 of November 2016 Note principal amount being redeemed. A Notice of Redemption, if given, may be given on the first Trading Day following twenty (20) consecutive Trading Days during which all of the “Equity Conditions”, as defined, have been in effect. As of December 31, 2016, no derivative liability has been recorded for the November 2016 Optional Redemption, as redemption is contingent.

November 2016 Purchaser Conversion

The November 2016 Purchaser has the right at any time after the November 2016 Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“November 2016 Purchaser Conversion Shares”) of our common stock, of the portion of the outstanding balance being converted (the “November 2016 Conversion Amount”) divided by the November 2016 Purchaser Conversion Price of $0.12, subject to potential future adjustments described below. If the total outstanding balance of the November 2016 Notes were convertible as of December 31, 2016, the November 2016 Notes would have been convertible into 2,395,850 shares of our common stock.

November 2016 Purchaser Warrants

The November 2016 Purchaser Warrants allow the November 2016 Purchaser to purchase up to a number of shares of common stock equal to 100% of such purchaser’s Note principal amount divided by $0.12, the conversion price in effect on the November 2016 Initial Closing Date, with a per share exercise price equal to $0.30, subject to adjustment.

The term of the Purchaser Warrants is at any time on or after the six (6) month anniversary of the November 2016 Original Issue Date and on or prior to the five (5) year anniversary of the November 2016 Initial Trading Date of our common stock on a Trading Market.

The exercise price of the November 2016 Purchaser Warrants is $0.30 per share of our common stock, as may be adjusted from time to time pursuant to the full ratchet antidilution provisions of the November 2016 Purchaser Warrants.

The November 2016 Purchaser Warrants are exercisable by the November 2016 Purchaser in whole or in part, as either a cash exercise or as a “cashless” exercise.

November 2016 Purchaser Common Stock

The November 2016 Purchasers were issued a total of 833,354 shares of our common stock, valued at $100,002 (based on our stock price on the date of issuance).

As of December 31, 2016, the total proceeds of $244,945 previously received by us for the November 2016 Note, November 2016 Purchaser Common Stock, and November 2016 Purchaser Warrants, was allocated first to the November 2016 Purchaser Common Stock, November 2016 Purchaser Warrants, and embedded derivative liabilities at their initial fair values determined at the issuance date. Since the difference between the full fair value of November 2016 Purchaser Common Stock, November 2016 Purchaser Warrants, and embedded derivative liabilities of $240,615 was less than the proceeds of $244,945, no additional amounts were recorded.

December 2015

As of December 31, 2016, we previously entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha and Brio (collectively “Purchasers”) of up to (i) 2,500,000 shares of our Common Stock (the “December 2015 Incentive Shares”); (ii) $862,500 aggregate principal amount of Secured Convertible Notes (the “December 2015 Notes”) and (iii) December 2015 Common Stock Purchase Warrants to purchase up to an aggregate of 7,187,542 shares of our Common Stock (the “December 2015 Warrants”).  The December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants were issued on December 23, 2015 (the “Original Issue Date”). December 2015 Purchasers received (i) December 2015 Incentive Shares at the rate of 2.8986 December 2015 Incentive Shares for each $1.00 of December 2015 Note principal issued to such December 2015 Purchaser; (ii) a December 2015 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s December 2015 Note; and (iii) December 2015 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s December 2015 Note principal amount divided by $0.12 (“December 2015 Purchaser Conversion Price”), the conversion price in effect on the Initial Closing Date, with a per share exercise price equal to $0.30, subject to adjustment. The aggregate cash subscription amount received by us from the purchasers for the issuance of the December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants was approximately $724,500 (the “December 2015 Subscription Amount”) which was issued at a $138,000 original issue discount from the face value of the December 2015 Note.

The December 2015 Notes mature on June 23, 2017, eighteen (18) months after the December 2015 Original Issue Date, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the December 2015 Notes. At any time after the December 2015 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of our Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a December 2015 Note is $0.12 per share, subject to adjustment as provided therein. Each December 2015 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each December 2015 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. The December 2015 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of our Common Stock from trading. The December 2015 Notes are collectively collateralized by substantially all of our assets and guarantees of payment of the December 2015 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a stockholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the December 2015 Notes, subject to the terms of such guaranty agreements.

In addition, until one year after the initial trading date of a Registration Statement which registers all then outstanding or issuable underlying shares, the December 2015 Purchasers shall have the right to participate in an amount of subsequent financing equal to 100% of the December 2015 Purchase Agreement.

The Purchase Agreement is being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. The Company is still accounting for the interest in accordance with GAAP.

As a result of the failure to timely file our 2016 Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the three month period ended March 31, 2107, the November 2016 and December 2015 Notes were in default. On May 30, 2017, the Company entered into a Second Consent, Waiver and Modification Agreement (the “Agreement”) with certain purchasers of convertible promissory notes (the “Notes”) pursuant to securities purchase agreements dated December 23, 2015 and November 10, 2016, which were amended pursuant to a Consent, Waiver and Modification Agreement dated October 13, 2016. The waivers contained in the Agreement were related to a waiver of the right to participate in additional offerings by the Company, allowing shares of the Company’s common stock to be issued pursuant to a private offering at a price of not less than $0.08 per share as well as warrants exercisable for a period of five years at $0.30 per share, adjusting the conversion price of the Notes issued to the purchasers to $0.08 per share, extending the maturity date of the December 23, 2015 convertible promissory notes to December 31, 2017 and waiving default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-K for the year ended December 31, 2016 and the Form 10-Q for the three month period ended March 31, 2017.

December 2015 Optional Redemption

The December 2015 Notes provide that commencing six (6) months after the December 2015 Original Issue Date, we will have the option of prepaying the outstanding principal amount of the December 2015 Notes (an “December 2015 Optional Redemption”), in whole or in part, by paying to the holders a sum of money in cash equal to one hundred percent (100%) of the principal amount to be redeemed, together with accrued but unpaid interest thereon, if any, and any and all other sums due, accrued or payable to the holder arising under the December 2015 Note through the December 2015 Redemption Payment Date and 2.8986 shares of our Common Stock for each $1.00 of December 2015 Note principal amount being redeemed. A Notice of Redemption, if given, may be given on the first Trading Day following twenty (20) consecutive Trading Days during which all of the “Equity Conditions”, as defined, have been in effect.

December 2015 Purchaser Conversion

The December 2015 Purchaser has the right at any time after the December 2015 Original Issue Date until the outstanding balance of the December 2015 Note has been paid in full, to convert all or any part of the outstanding balance into shares (“December 2015 Purchaser Conversion Shares”) of our common stock, of the portion of the outstanding balance being converted (the “December 2015 Conversion Amount”) divided by the December 2015 Purchaser Conversion Price of $0.12, subject to potential future adjustments described below. If the total outstanding balance of the Note were convertible as of December 31, 2016, the December 2015 Note would have been convertible into 7,187,500 shares of our common stock.

December 2015 Purchaser Warrants

The December 2015 Purchaser Warrants allow the December 2015 Purchaser to purchase up to a number of shares of common stock equal to 100% of such purchaser’s Note principal amount divided by $0.12, the conversion price in effect on the December 2015 Initial Closing Date, with a per share exercise price equal to $0.30, subject to adjustment.

The term of the December 2015 Purchaser Warrants is at any time on or after the six (6) month anniversary of the December 2015 Original Issue Date and on or prior to the five (5) year anniversary of the December 2015 Initial Trading Date of our common stock on a Trading Market.

The exercise price of the December 2015 Purchaser Warrants is $0.30 per share of our common stock, as may be adjusted from time to time pursuant to the antidilution provisions of the December 2015 Purchaser Warrants.

The December 2015 Purchaser Warrants are exercisable by the December 2015 Purchaser in whole or in part, as either a cash exercise or as a “cashless” exercise.

December 2015 Purchaser Common Stock

The December 2015 Purchasers were issued a total of 2,500,000 shares of our common stock, valued at $625,000 (based on the estimated fair value of the stock on the date of grant).

Stock Transactions

Common Stock (Successor)

On January 2, 2017, we issued 150,000 restricted common shares, valued at $14,985 (based on our stock price on the date of issuance) for outside consulting services.

As December 31, 2016, we entered into an Agreement with certain Purchasers of the December 2015 Purchase Agreement dated December 23, 2015. The waivers contained in the Agreement were related to an increase in the shares issuable under the Company’s 2015 Stock Option Plan, a waiver of the right to participate in additional offerings by the Company, and allowing up to 20,000,000 shares of the Company’s common stock to be issued pursuant to a private or public offering at a price of not less than $0.30 per share. As consideration for the terms contained in the Agreement, as well as for a fee of $0.0001 per share, the Company issued an aggregate of 1,000,000 shares to the December 2015 Purchasers.

On December 1, 2016, we acquired substantially all of the operating assets of CCI. As part of the purchase price of the operating assets of CCI, we issued 7,000,000 shares of common stock (of which 1,000,000 shares were issued to ASK Gold, a major supplier) valued at $770,000 (based on our stock price on the date of issuance).

Stock Based Compensation

On January 22, 2017, we issued a total of 103,200 restricted common shares to our employees, valued at $5,160 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

On January 2, 2017, the Company issued 150,000 restricted common shares, valued at $14,985 (based on our stock price on the date of grant) for outside consulting services.

As of December 31, 2016, we issued a total of 400,000 restricted common shares to our Advisors, valued at $100,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to our 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. we will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. We recognized compensation expense of $2,084 under general and administrative expenses in the accompanying consolidated Statements of Operations for the one month ended December 31, 2016 (Successor) with $35,417 remaining to be amortized. As of December 31, 2016, the Advisors had vested in 258,333 shares with 141,667 shares to vest over the remaining vesting period.

As of December 31, 2016, we previously granted to our Chief Executive Officer and director (“CEO”), options to purchase 10,000,000 shares of our common stock under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), valued at $2,500,000 (based on the Black Scholes valuation model on the grant date).

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

Plan of Operations

CCI, previously known as FD9 Group, Inc., markets and distributes classic custom jewelry through Le Bloc and custom jewelry, inscribed with location coordinates commemorating life's special moments through Coordinates Collection. CCI was organized as a Delaware corporation in 2013 and is currently based in Los Angeles, California.

On December 1, 2016, substantially all of the operating assets of CCI was acquired by RGNP, formerly known as Reign Sapphire Corporation, (see “Acquisition of Assets Related to the Coordinates Collection Business”). RGNP is a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company. As part of the Acquisition, we created a wholly owned subsidiary, Reign Brands, and shall act as the operating entity for the acquired CCI assets.

Subsequent to the acquisition of CCI’s assets, we have three niche brands: Reign Sapphire: ethically produced, direct mine-to-consumer sapphire jewelry targeting millennials, Coordinates Collection: custom jewelry, inscribed with location coordinates commemorating life's special moments, and Le Bloc: classic customized jewelry.

Reign Sapphire

Reign Sapphire was established as a vertically integrated “source to retail” model for sapphires—rough sapphires to finished jewelry; a color gemstone brand; and a jewelry brand featuring Australian sapphires. We are not an exploration or mining company and are not engaged in exploration or mining activities. We purchase rough sapphires in bulk, directly from commercial miners in Australia, and we intend to oversee each step of the process as the stones go from the miners-gate to the consumer as Reign Sapphire jewelry.

Our core values are to offer consumers conflict free sapphires; sapphires that are mined from a verified source; sapphires that have been procured directly from miners, sapphires that are ethically processed and sapphires that are natural (not synthetic). In addition, we intend to feature exclusively Australian sapphires in our jewelry collections.

Coordinates Collection

Coordinates Collection markets and distributes custom jewelry, inscribed with location coordinates commemorating life's special moments. Coordinates Collection is the next level of customized jewelry that pairs high quality craftsmanship with a fresh look. Geographic coordinates pinpoint the location of a favorite memory and the beautiful engraving personalizes each piece to the customer. Coordinates Collection uses high quality materials such as semi-precious to precious metals and stones as well as ceramic coatings. All products take personalization to the next level with stylish, high quality hand-crafted products, a customized experience and a unique technology platform that guides the customer through a step-by-step process to create the perfect meaningful piece.

Le Bloc

Le Bloc markets and distributes classic custom jewelry. Le Bloc is a way to wear your favorite letters and/or words. The collection is comprised of bracelets, necklaces, and rings featuring bloc’s engraved with a single letter in the finish of your choice.

Strategy

Reign Sapphire

We intend to set ourselves apart from our competition by actively promoting our three core offerings: a vertically integrated “source to retail” model for sapphires - rough sapphires to finished jewelry; a color gemstone brand; and a jewelry brand featuring Australian sapphires.

We intend to promote Reign Sapphires as conflict free, ethically processed and natural. We also intend to make video footage and pictures of the process available to consumers.

We intend to focus primarily on quality and design and secondly on strategic pricing methods in order to compete in the U.S. market.

While all of our competitors have established themselves uniquely within sectors of the market, none have marketed themselves as mine-gate to consumers with a vertical integration of processing, cutting and shaping, manufacturing, and sales of sapphires. We believe there is a strong market opportunity for our products as there is currently growth in U.S. and global jewelry sales. We believe that we have the knowledge and expertise to capitalize on this opportunity and to capitalize upon the uniquely powerful internationally recognized Australian brand image and appeal and become the leading player in this fragmented cottage industry.

Coordinates Collection and Le Bloc

We market our Coordinates Collection and Le Bloc products using various strategies including social media, Independent Affiliates, Internet advertising, wholesale relationships, and “word of mouth” free advertising.

As of December 31, 2016, we have an exclusive international distribution agreement with a third party marketing company to distribute the Reign Brands, Coordinates Collection and Le Bloc products in the country of Qatar at discounted prices. The agreement is for a term of five years and terminates in July 2021.

Products

Our initial product lines consist of rings, bracelets, necklaces. We intend to eventually manufacture pendants and watches. When sapphires are used in the products, they are predominantly 1.5mm to 2.5mm diamond and princess cut melees.

Plan of Operations

We recently launched our retail website and acquired the assets of Coordinates Collection and its retail customer base. We will not have the necessary capital to fully execute the first phase of our business plan until we are able to secure financing. There can be no assurance that such financing will be available on suitable terms. Even if we raise such financing, we may not have sufficient capital to begin generating further revenues from operations.

Our plan of operations consists of:

•	Launch of our B2B marketing and sales efforts through the use of distribution partners and a high-end fashion retailers.
•	Launch of our D2C marketing and sales efforts through the use of social media, Internet marketing, print advertising, promotions, and signage
•	Raise capital, fund administrative infrastructure and ongoing operations until our operations generate positive cash flow.

How We Generate Revenue

We recognize revenue at the time of shipment. Revenues are presented net of refunds and known credits.

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

Results of Operations

One Month Ended December 31, 2016 (Successor) and Eleven Months Ended November 30, 2016 (Predecessor) Compared to Year Ended December 31, 2015 (Predecessor)

The following discussion represents a comparison of our results of operations for the year ended December 31, 2016, which includes the results of operations for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor) compared to the year ended December 31, 2015 (Predecessor).  The results of operations for the periods shown in our audited consolidated financial statements, including the periods shown as Successor and Predecessor, are not necessarily indicative of operating results for the entire period.  In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	One Month Ended December 31, 2016	Eleven Months Ended November 30, 2016	Year Ended December 31, 2015
	(Successor)	(Predecessor)	(Predecessor)

Net revenues	$250,601	$1,553,986	$3,287,056
Cost of sales	229,878	717,334	1,442,459
Gross Profit	20,723	836,652	1,844,597
Operating expenses	226,662	1,340,916	2,565,046
Other (income) expense	(6,797)	128,124	80,133
Net loss from continuing operation	$(199,142)	$(632,388)	$(800,582)

Net Revenues

Net revenues decreased by $1,482,469, or 45.1%, to $1,804,587 for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor) from $3,287,056 for the year ended December 31, 2015 (Predecessor). The decrease in revenue is primarily the result of a reduction in retail revenue of $1,220,577 or 42.8%, to $1,631,358 for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor) from $2,851,935 for the year ended December 31, 2015 (Predecessor) and wholesale revenue of $300,538 or 93.7%, to $20,075 for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor) from $320,613 for the year ended December 31, 2015 (Predecessor) due to supply chain issues and marketing costs.

Cost of Sales

Cost of sales decreased by $495,247, or 34.3%, to $947,212 for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor) from $1,442,459 for the year ended December 31, 2015 (Predecessor). The decrease in cost of sales was primarily due to the decrease in revenue and the increase in supplier costs. As a percentage of revenue, cost of sales was 52.5% and 43.9% resulting in a gross margin of 47.5% and 56.1% for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor) and for the year ended December 31, 2015 (Predecessor), respectively, due to the increase in supplier costs.

Operating expenses

Operating expenses decreased by $997,468, or 38.9%, to $1,567,578 for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor) from $2,565,046 for the year ended December 31, 2015 (Predecessor) primarily due to decreases in marketing costs of $383,093, professional fees of $199,451, compensation costs of $456,922, depreciation and amortization costs of $3,597, and general and administration costs of $65,544, and offset primarily by increases in consulting costs of $35,448, rent of $31,695, stock based compensation of $24,302, and travel expenses of $19,694 as a result of reorganizing our administrative infrastructure, primarily compensation, due to the decrease in revenues and refocusing our marketing initiatives to generate anticipated sales growth.

For the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor), we had marketing expenses of $412,724, stock based compensation of $24,302, and general and administrative expenses of $1,130,552 primarily due to compensation costs of $471,443, consulting costs of $121,973, travel expenses of $43,624, rent of $95,603 professional fees of $231,692, depreciation and amortization costs of $86,448, and general and administration costs of $79,769 as a result of reorganizing our administrative infrastructure, primarily compensation, due to the decrease in revenues and refocusing our marketing initiatives to generate anticipated sales growth.

For the year ended December 31, 2015 (Predecessor), we had marketing expenses of $795,817, and general and administrative expenses of $1,769,229 primarily due to compensation costs of $928,365, consulting costs of $86,525, travel expenses of $23,930, rent of $63,908, professional fees of $431,143, depreciation and amortization costs of $90,045, and general and administration costs of $145,313 as a result of startup marketing initiatives and adding administrative infrastructure, primarily compensation costs and professional fees, for our current and anticipated sales growth.

Other (Income) Expense

Other expense for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor) totaled $121,327 primarily due to interest expense of $195,645 in conjunction with debt discount, and the change in fair value of warrant liabilities of $3,612, offset partially by the change in fair value of derivative liabilities of $68,331, and other income of $2,375 compared to other expense of $80,133 for the year ended December 31, 2015 (Predecessor) primarily due to interest expense of $52,772 in conjunction with debt discount and other expense of $27,361.

Net loss before income taxes

Net loss before income taxes for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor) totaled $831,530 primarily due to revenue of $1,804,587 and (increases/decreases) in compensation costs, consulting services costs, rent, professional fees, marketing costs, and general and administration costs compared to a loss of $772,895 for the year ended December 31, 2015 (Predecessor) primarily due to revenue of $3,287,056 and (increases/decreases) in compensation costs, consulting services costs, rent, professional fees, marketing costs, and general and administration costs.

Assets and Liabilities

Assets were $2,342,131 as of December 31, 2016 (Successor). Assets consisted primarily of cash of $149,607, inventory of $723,602 which includes samples inventory of $134,145, prepaid expenses of $1,666, equipment of $38,050, intangible assets of $947,259, and goodwill of $481,947. Liabilities were $3,033,968 as of December 31, 2016 (Successor). Liabilities consisted primarily of accrued compensation-related party of $776,000, due to related party of $440,747, accounts payable of $31,940, deferred revenue of $78,820, warrant liabilities of $473,296, derivative liabilities of $153,663, estimated fair value of contingent payments of $424,511, other current liabilities of $35,570, and convertible notes of $619,421, net of $530,581 of unamortized debt discount.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor) of $40,469 resulting from cash used in operating activities of $131,054, and cash used in investing activities of $118,119, offset partially by cash provided by financing activities of $208,704.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	One Month Ended December 31, 2016 (Successor)	Eleven Months Ended November 30, 2016 (Predecessor)	Year Ended December 31, 2015 (Predecessor)

Net cash provided by (used in):
Operating activities	$1,688	$(132,742)	$(633,759)
Investing activities	(27,136)	(90,983)	(105,748)
Financing activities	-	208,704	440,129
Net decrease in cash	$(25,448)	$(15,021)	$(299,378)

One Month Ended December 31, 2016 (Successor) and Eleven Months Ended November 30, 2016 (Predecessor) Compared to the Year Ended December 31, 2015 (Predecessor)

Cash Flows from Operating Activities – For one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor), net cash used in operations was $131,054 compared to net cash used in operations of $633,759 for the year ended December 31, 2015 (Predecessor). Net cash used in operations was primarily due to a net loss of $831,530 for one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor), the change in derivative liabilities of $68,331, and the change in warrant liabilities of $3,612, offset primarily by stock based compensation – related party of $24,302, the estimated fair market value of stock issued for services of $2,084, depreciation expense of $7,308, amortization expense of $79,149, accretion of debt discount of $96,369, and the changes in operating assets and liabilities of $563,207, primarily due to the increase in accounts payable of $334,203, deferred revenue of $117,009, accrued compensation - related party of $21,667, due to related party of $28,633, prepaid expenses of $4,635, accounts receivable of $5,335, inventory of $1,173, and other current liabilities of $50,552.

Net cash used in operations was primarily due to a net loss of $800,582 for the year ended December 31, 2015 (Predecessor), offset primarily by depreciation expense of $16,639, amortization expense of $39,553, accretion of debt discount of $29,039, disposal of equipment of $33,854, and the changes in operating assets and liabilities of $47,738, primarily due to the increase in accounts payable of $24,507, other current liabilities of $46,396, prepaid expenses of $30,239, and accounts receivable of $28,757, offset primarily by accounts payable –related party of $26,072, deferred revenue of $44,751, deposits of $4,351, and inventory of $6,987.

Cash Flows from Investing Activities – For one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor), net cash used in investing was $118,119 compared to net cash used in investing of $105,748 for the year ended December 31, 2015 (Predecessor). Net cash used in investing activities was mainly due to purchases of equipment and the acquisition of intangible assets.

Cash Flows from Financing Activities – For one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor), net cash provided by financing was $208,704 compared to net cash provided by financing of $440,129 for the year ended December 31, 2015 (Predecessor). The net cash provided by financing activities in 2016 was primarily due to proceeds from short-term notes of $225,600, net of debt issuance costs of $31,500, and proceeds from short-term notes – related party of $157,442, and repayments of short-term notes of $174,338. The net cash provided by financing activities in 2015 was primarily due to proceeds from short-term notes of $115,900, net of debt issuance costs of $29,039, and proceeds from short-term notes – related party of $278,273, repayments of short-term notes of $104,044, repayments of short-term notes – related party of $50,000, and the issuance of preferred stock for cash of $200,000.

Financing – We expect that our current working capital position, together with our expected future cash flows from operations will be insufficient to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks, and there can be no assurance that we will not require additional funding in the future.

We have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any other material capital expenditures. However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all. Due to the ongoing global economic crisis, we believe it may be difficult to obtain additional financing if needed. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our shareholders, in the case of equity financing.

Due to Related Party

During 2016, we received advances from our CEO/director totaling $256,606, incurred business expenses of $551,724 (comprised of operating expenses of $334,627, inventory purchases totaling $213,815, and purchased equipment of $3,282) and had repayments of $817,527. We have a balance owed to the related party of $440,747 at December 31, 2016 (Successor). During 2016, we incurred $180,000 of deferred compensation related to the CEO/director’s employment agreement and $80,000 of deferred compensation related to the Secretary’s employment agreement. As of December 31, 2016 (Successor), accrued compensation-related party was $776,000.

Advance from Shareholders (Predecessor)

CCI issued notes payable to Menno Holterman. As of December 31, 2014, CCI had borrowed $181,408 bearing interest at 10%. During the year ended December 31, 2015, CCI borrowed an additional $278,273 bearing no interest and had no repayments for a balance of $459,681 at December 31, 2015. During the eleven months ended November 30, 2016, CCI borrowed an additional $157,442 bearing no interest and had no repayments. For the 2015 and 2016 Notes, we imputed interest on the principal amount of the borrowings at 10% per annum. The terms of the December 2014 note call for interest only payments payable for the first three months of the note and beginning April 2015, payment of principal amortized over the remaining term of the note plus interest. The note was due June 1, 2016. As CCI is in default, the Holterman Notes were reclassed to short term notes payable – related party. CCI recognized interest expense of $46,144 and $24,963 under Other (income) expense in the accompanying consolidated Statements of Operations for the eleven months ended November 30, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor), respectively.

On October 1, 2014, CCI, through Owen deVries, its CEO and director, borrowed $50,000 from a related party through common ownership for working capital purposes. The loan was due on January 1, 2015 and bearing no interest. CCI imputed interest on $50,000 principal amount of the borrowings at 10% per annum. The note was repaid on January 2, 2015.

CCI had no employment agreement with its CEO and director, but CCI still incurred compensation on behalf of the CEO and director. CCI incurred compensation expense of $79,288 and $72,000 in the eleven months ended November 30, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor), respectively, with no amounts due at November 30, 2016 (Predecessor) and December 31, 2015 (Predecessor), respectively. During the eleven months ended November 30, 2016 (Predecessor) and for the year ended December 31, 2015 (Predecessor), the CEO and director received employee benefits totaling $43,947 and $31,588, respectively. In addition, the CEO and director incurred business expenses and had repayments for business expenses of $13,130 and $360 for the eleven months ended November 30, 2016 (Predecessor) and for the year ended December 31, 2015 (Predecessor), respectively.

Stock Transactions (Successor)

On January 2, 2017, we issued 150,000 restricted common shares, valued at $14,985 (based on our stock price on the date of grant) for outside consulting services.

As of December 31, 2016, we previously issued common shares pursuant to the terms of the Consent, Waiver and Modification Agreement (the “Agreement”) with certain Purchasers of the December 2015 Purchase Agreement dated December 23, 2015. The waivers contained in the Agreement were related to an increase in the shares issuable under the Company’s 2015 Stock Option Plan, a waiver of the right to participate in additional offerings by us, and allowing up to 20,000,000 shares of our common stock to be issued pursuant to a private or public offering at a price of not less than $0.30 per share. As consideration for the terms contained in the Agreement, as well as for a fee of $0.0001 per share, we issued an aggregate of 1,000,000 shares to the December 2015 Purchasers.

 Stock Based Compensation (Successor)

As of December 31, 2016, our board of directors and shareholders previously authorized the adoption and implementation of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors to us and our related companies by providing them the opportunity to acquire a proprietary interest in us and to link their interests and efforts to the long-term interests of our shareholders. The material terms of the 2015 Plan are summarized in “Executive Compensation Plans and Other Benefit Plans” in this filing. Under the 2015 Plan, an aggregate of 20,000,000 shares of our common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards.

On January 22, 2017, we issued a total of 103,200 restricted common shares to our employees, valued at $5,160 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

As of December 31, 2016, we issued a total of 400,000 restricted common shares to our Advisors, valued at $100,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to our 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. We will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. We recognized compensation expense of $2,084 under general and administrative expenses in the accompanying consolidated Statements of Operations for the one month ended December 31, 2016 (Predecessor) with $35,417 remaining to be amortized. As of December 31, 2016, the Advisors had vested in 258,333 shares with 141,667 shares to vest over the remaining vesting period.

As of December 31, 2016, we previously issued our CEO, options for 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the grant date). The Black-Scholes option-pricing model used the following weighted average assumptions as of December 31, 2016: (i) no dividend yield for each year, (ii) volatility of 35.6 percent, (iii) risk-free interest rate of 1.87 percent, (iv) stock price of $0.25, (v) exercise price of $0.005, and (vi) expected life of 6.0 years. The options will vest 50% on the first anniversary of the grant date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the grant date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by the Company from the grant date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of the Company’s common stock subject to the option shall fully vest if the Company shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by the Company pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the grant date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. We recognized expense of $24,302 for the one month ended December 31, 2016 (Successor) within stock based compensation in the accompanying consolidated Statement of Operations with the remaining $45,391 to be recognized over the remaining vesting period.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of our business.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

Our independent registered accounting firm has added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements. We had an accumulated deficit of approximately $6,130,000 and $2,770,000 at December 31, 2016 (Successor) and 2015 (Predecessor), respectively, had a working capital deficit of $2,128,000 and $1,335,000 at December 31, 2016 (Successor) and 2015 (Predecessor), respectively, had a net loss of approximately $832,000 for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor) and $801,000 for the year ended December 31, 2015 (Predecessor), and net cash used in operating activities of approximately $131,000 for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor) and $634,000 the year ended December 31, 2015 (Predecessor), with limited revenue earned since inception.

While we are attempting to expand operations and increase revenues, our cash position may not be significant enough to support our daily operations. We intend to raise additional funds by way of a public or private offering. We believe that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, there can be no assurances to that effect or on terms acceptable to us. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues. Our current burn rate to maintain the minimal level of operations for us to be in a position to execute our business plan upon funding is anticipated to be no greater than $25,000 per month in cash and Joseph Segelman, our President and CEO, has agreed to underwrite these costs until the offering described in this filing is completed and we are then able to begin execution of our business plan. In addition, until the offering described in this filing is completed we will continue to defer and accrue salaries and thus will not require cash to make payments under employment agreements.

The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Use of Estimates

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements. The more significant estimates and assumptions by management include among others: inventory valuation, and common stock and option valuation. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

We recognize revenue from product sales when the product is shipped to the customer, provided that collection of the resulting receivable is reasonably assured. Credit is granted generally for terms of 7 to 90 days, based on credit evaluations.

We currently have no return policy. We are currently evaluating our return policy to be more in line with industry standards.

Accounts Receivable

We record trade receivables when revenue is recognized. When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. At December 31, 2016 (Successor) and 2015 (Predecessor), we had no allowance for doubtful accounts. For the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor), there were no accounts written-off.

Inventories

Inventories are stated at the lower of cost or market on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Our inventory consists of loose sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of December 31, 2016 (Successor), inventory consists of loose sapphire jewels and loose sapphire jewels held as samples. As of December 31, 2015 (Predecessor), there was minimal inventory. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. We perform our own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, we review the inventory each quarter against industry prices from gem-guide and if there is a potential impairment, we would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessment of the sapphires could be significantly lower from the current estimated fair value. Our loose sapphire jewels do not degrade in quality over time and are not subject to fashion trends.

Business Combinations

Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.  The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management, including expected future cash flows. We allocate any excess purchase price over the fair value of the net assets and liabilities acquired to goodwill.  Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Intangible Assets and Goodwill

Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business.

Intangible assets consist primarily of tradenames, proprietary designs, developed technology – website, and developed technology – Ipad application. Our intangible assets are being amortized on a straight-line basis over a period of three to ten years.

Impairment of Long-lived Assets and Goodwill

We evaluate goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount.  The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value.

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models.  If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future.

Deferred Revenue

Deferred revenue consists of customer orders paid in advance of the delivery of the order. The Company classifies deferred revenue as short-term as the typical order ships within three weeks of placing the order. Deferred revenue is recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met.

Deferred Revenue (Predecessor)

In March 2016, CCI entered into an agreement with Knight Capital LLC (“Knight”) whereby in exchange for $147,500, CCI agreed to sell Knight $199,125 of our future sales.

CCI accounted for the sale of future receivables in accordance with ASC 470, Debt, as deferred revenue on the date of the agreement. For the eleven months ended November 30, 2016 (Predecessor), CCI repaid $102,382 to Knight.

Income Taxes

We account for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on our balance sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. We must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Changes in our valuation allowance in a period are recorded through the income tax provision on the Consolidated Statements of Operations.

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

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our statements of operations and comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our consolidated financial statements.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2016 (Successor) and 2015 (Predecessor), the fair value of inventory, accrued compensation - related party, and advance from shareholder approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Debt

We issue debt that may have separate warrants, conversion features, or no equity-linked attributes.

Debt with warrants – When we issue debt with warrants, we treat the warrants as a debt discount, record as a contra-liability against the debt, and amortize the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations.  When the warrants require equity treatment under ASC 815, the offset to the contra-liability is recorded as additional paid in capital in our consolidated balance sheet.  When we issue debt with warrants that require liability treatment under ASC 815, such as a clause requiring repricing, the warrants are considered to be a derivative that is recorded as a liability at fair value.  If the initial value of the warrant derivative liability is higher than the fair value of the associated debt, the excess is recognized immediately as interest expense.  The warrant derivative liability is adjusted to its fair value at the end of each reporting period, with the change being recorded as expense or gain.  If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statement of operations.  The debt is treated as conventional debt.

Convertible debt – derivative treatment – When we issue debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: a) one or more underlyings, typically the price of our common stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both a) indexed to its own stock; and b) classified in shareholders’ equity in its statement of financial position.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using Monte Carlo Method upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt.

Convertible debt – beneficial conversion feature – If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF’). A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible, and is recorded as additional paid in capital and as a debt discount in the consolidated balance sheet. We amortize the balance over the life of the underlying debt as amortization of debt discount expense in the statement of operations. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the statement of operations.

If the conversion feature does not qualify for either the derivative treatment or as a BCF, the convertible debt is treated as traditional debt.

Recent Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or FASB ASU 2017-04 “Simplifying the Test for Goodwill Impairment (Topic 350)” – In January 2017, the FASB issued 2017-04.  The guidance removes “Step Two” of the goodwill impairment test, which required a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The ASU is effective for annual reporting periods beginning after December 15, 2019, and for interim periods within those years, with early adoption permitted.  We do not expect this ASU to have a significant impact on our consolidated financial statements and related disclosures.

FASB ASU 2017-01 “Clarifying the Definition of a Business (Topic 805)” – In January 2017, the FASB issued 2017-1.  The new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business.  The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business.  The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606.  The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years.  Adoption of this ASU is not expected to have a significant impact on our consolidated results of operations, cash flows and financial position.

FASB ASU 2016-15 “Statement of Cash Flows (Topic 230)” – In August 2016, the FASB issued 2016-15.  Stakeholders indicated that there is a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted.  Adoption of this ASU will not have a significant impact on our statement of cash flows.

FASB ASU 2016-12 “Revenue from Contracts with Customers (Topic 606)” – In May 2016, the FASB issued 2016-12.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2016-12 provides clarification on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications.  This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

FASB ASU 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815)” – In May 2016, the FASB issued 2016-11, which clarifies guidance on assessing whether an entity is a principal or an agent in a revenue transaction.  This conclusion impacts whether an entity reports revenue on a gross or net basis.  This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

FASB ASU 2016-10 “Revenue from Contracts with Customers (Topic 606)” – In April 2016, the FASB issued ASU 2016-10, clarify identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

FASB ASU 2016-09 “Compensation – Stock Compensation (Topic 718)” – In March 2016, the FASB issued ASU 2016-09, which includes multiple provisions intended to simplify various aspects of accounting for share-based payments.  The new guidance will require entities to recognize all income tax effects of awards in the income statement when the awards vest or are settled.  It also will allow entities to make a policy election to account for forfeitures as they occur.  This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We do not expect this standard will have a significant impact on our consolidated financial statements and related disclosures.

FASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard.  This ASU is effective for fiscal years beginning after December 18, 2018, including interim periods within those fiscal years.  We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

FASB ASU 2015-17 ”Income Taxes (Topic 740)” – In November 2015, the FASB issued ASU 2015-17, which simplifies the presentation of deferred tax assets and liabilities on the balance sheet.  Previous GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet.  The amendment requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet.  This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

FASB ASU 2015-16 “Business Combinations (Topic 805),” or ASU 2015-16 - In September 2015, the FASB issued ASU 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for interim and annual reporting period beginning after December 15, 2016, including interim periods within those fiscal years, with the option to early adopt for financial statements that have not been issued. We will apply this guidance to any business combinations that may occur.

FASB ASU 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory,” or ASU 2015-11 - In July 2015, the FASB issued ASU 2015-11, which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to inventory that is measured using first-in, first-out (FIFO) or average cost. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016, with the option to early adopt as of the beginning of an annual or interim period. We do not expect the adoption of this ASU to have a significant impact on our financial position, results of operations and cash flows.

Future Contractual Obligations and Commitments

As of December 31, 2016, we had no future contractual obligations and commitments. Future contractual obligations and commitments are based on the terms of the relevant agreements and appropriate classification of items under U.S. GAAP as currently in effect. Future events could cause actual payments to differ from these amounts.

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

Convertible Note Payable

November 2016 Securities Purchase Agreement (Successor)

As of December 31, 2016, the Purchasers of the December 2015 Securities Purchase Agreement previously exercised their right under Section 2.4 of the Purchase Agreement, in order to enter into a Subsequent Closing, as that term is defined in the Purchase Agreement, under the same terms as are included in the Purchase Agreement. The November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants were issued on November 10, 2016. November 2016 Purchasers received (i) November 2016 Incentive Shares at the rate of 2.8986 November 2016 Incentive Shares for each $1.00 of November 2016 Note principal issued to such November 2016 Purchaser; (ii) a November 2016 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s November 2016 Note; and (iii) November 2016 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s November 2016 Note principal amount divided by $0.12 (“November 2016 Purchaser Conversion Price”), the conversion price in effect on the November 2016 Initial Closing Date, with a per share exercise price equal to $0.30, subject to adjustment. The aggregate cash subscription amount received by the Company from the purchasers for the issuance of the November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants was approximately $244,945 which was issued at a $42,500 original issue discount from the face value of the November 2016 Note.

December 2015 Securities Purchase Agreement (Successor)

As of December 31, 2016, we previously entered into a Securities Purchase Agreement (the “December 2015 Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha and Brio (collectively “December 2015 Purchasers”) of up to (i) 2,500,000 shares of our Common Stock (the “December 2015 Incentive Shares”); (ii) $862,500 aggregate principal amount of Secured Convertible Notes (the “December 2015 Notes”) and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 7,187,542 shares of our Common Stock (the “December 2015 Warrants”).  The December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants were issued on December 23, 2015 (the “December 2015 Original Issue Date”). December 2015 Purchasers received (i) December 2015 Incentive Shares at the rate of 2.8986 December 2015 Incentive Shares for each $1.00 of December 2015 Note principal issued to such December 2015 Purchaser; (ii) a December 2015 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s December 2015 Note; and (iii) December 2015 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s December 2015 Note principal amount divided by $0.12 (“December 2015 Purchaser Conversion Price”), the conversion price in effect on the December 2015 Initial Closing Date, with a per share exercise price equal to $0.30, subject to adjustment. The aggregate cash subscription amount received by us from the purchasers for the issuance of the December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants was approximately $724,500 (the “Subscription Amount”) which was issued at a $138,000 original issue discount from the face value of the December 2015 Note.

In addition, the November 2016 Note and the December 2015 Note provide that commencing six (6) months after the Original Issue Date, we will have the option of prepaying the outstanding principal amount of the Notes (an “Optional Redemption”), in whole or in part, by paying to the holders a sum of money in cash equal to one hundred percent (100%) of the principal amount to be redeemed, together with accrued but unpaid interest thereon, if any, and any and all other sums due, accrued or payable to the holder arising under the Note through the Redemption Payment Date and 2.8986 shares of our Common Stock for each $1.00 of Note principal amount being redeemed. A Notice of Redemption, if given, may be given on the first Trading Day following twenty (20) consecutive Trading Days during which all of the “Equity Conditions”, as defined, have been in effect.

As a result of the failure to timely file our 2016 Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the three month period ended March 31, 2107, the November 2016 and December 2015 Notes were in default. On May 30, 2017, the Company entered into a Second Consent, Waiver and Modification Agreement (the “Agreement”) with certain purchasers of convertible promissory notes (the “Notes”) pursuant to securities purchase agreements dated December 23, 2015 and November 10, 2016, which were amended pursuant to a Consent, Waiver and Modification Agreement dated October 13, 2016. The waivers contained in the Agreement were related to a waiver of the right to participate in additional offerings by the Company, allowing shares of the Company’s common stock to be issued pursuant to a private offering at a price of not less than $0.08 per share as well as warrants exercisable for a period of five years at $0.30 per share, adjusting the conversion price of the Notes issued to the purchasers to $0.08 per share, extending the maturity date of the December 23, 2015 convertible promissory notes to December 31, 2017 and waiving default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-K for the year ended December 31, 2016 and the Form 10-Q for the three month period ended March 31, 2017.

Employment Agreements

We previously had a consulting agreement with our CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either us or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of the employment agreement expires on December 31, 2018, unless earlier terminated by us or CEO. The agreement provides for automatic one-year renewals, unless either we or CEO give notice of our or his intention not to extend at least 90 days prior to the expiration of any term. In addition, CEO will receive a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by our board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If we terminate CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $15,000 for the month ended December 31, 2016 (Successor). Deferred compensation totaling $529,000 as of December 31, 2016 (Successor), is included in Accrued Compensation-Related Party. Deferred compensation includes $315,000 related to the employment agreement and $214,000 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the CEO as of December 31, 2016 totaling approximately $43,239. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

We previously had a consulting agreement with our secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either us or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of the employment agreement expires on December 31, 2018, unless earlier terminated by us or Secretary. The agreement provides for automatic one-year renewals, unless either we or Secretary give notice of our or his intention not to extend at least 90 days prior to the expiration of any term. In addition, Secretary will receive a minimum annual base salary of $80,000. If we terminate Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by director and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $6,667 for the month ended December 31, 2016 (Successor). Deferred compensation totaling $247,000 as of December 31, 2016 (Successor), is included in Accrued Compensation-Related Party. Deferred compensation includes $133,333 related to the employment agreement and $113,667 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the Secretary as of December 31, 2016 totaling approximately $7,176. Employee benefits include use of a car and car insurance.

During 2016, we received advances from our CEO/director totaling $256,606, incurred business expenses of $551,724 (comprised of operating expenses of $334,627, inventory purchases totaling $213,815, and purchased equipment of $3,282) and had repayments of $817,527. We have a balance owed to the related party of $440,747 at December 31, 2016 (Successor). During 2016, we incurred $180,000 of deferred compensation related to the CEO/director’s employment agreement and $80,000 of deferred compensation related to the Secretary’s employment agreement. As of December 31, 2016 (Successor), accrued compensation-related party was $776,000.

Consulting Agreement

On December 1, 2016, we entered into a consulting agreement with Owen deVries, CCI’s CEO and director. The agreement calls for Mr. deVries to develop strategic partnerships and international business on our behalf for initial monthly payments of $11,000. The agreement was amended in April 2017 to reduce the monthly payment to $4,000. The agreement may be terminated given 90 day written notice.

Off-Balance Sheet Arrangements

As of December 31, 2016 (Successor), we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

None.

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

Our management, under the supervision and with the participation of our CEO and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

The specific material weaknesses identified by the company’s management as of end of the period covered by this report include the following:

•	we have not performed a risk assessment and mapped our processes to control objectives;
•	we have not implemented comprehensive entity-level internal controls;
•	we have not implemented adequate system and manual controls; and
•	we do not have sufficient segregation of duties. As such, the officers approve their own related business expense reimbursements

Despite the material weaknesses reported above, our management believes that our consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this report.

Management's Remediation Plan

The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes in the current fiscal year as resources allow:

(i)	appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies;

The remediation efforts set out herein will be implemented in the current 2017 fiscal year.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the year ended December 31, 2016 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ending December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title
Joseph Segelman	40	President, Chief Executive Officer and Director

Chaya Segelman	37	Secretary and Director

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of Forms 3, 4 and any amendments thereto furnished to us during the fiscal year completed December 31, 2016, and subsequently, none of our officers or directors have failed to file any required ownership reports.

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

In lieu of an audit committee, the Company’s board of directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s consolidated financial statements and other services provided by the Company’s independent public accountants. The board of directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company’s internal accounting controls, practices and policies.

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

We believe that our directors are capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting. The directors of our Company do not believe that it is necessary to have an audit committee because management believes that the board of directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

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

Limitation on Liability and Indemnification Matters

Our Certificate of Incorporation and bylaws provide that we will indemnify our directors and officers, and may indemnify our employees and other agents, to the fullest extent permitted by the Delaware General Corporation Law, which prohibits our Certificate of Incorporation from limiting the liability of our directors for the following:

•	any breach of the director’s duty of loyalty to the corporation or its shareholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions; or

•	any transaction from which the director derived an improper personal benefit.

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

The limitation of liability and indemnification provisions in our Certificate of Incorporation and bylaws may discourage shareholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our shareholders. A shareholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. Insofar as we may provide indemnification for liabilities arising under the Securities Act to our directors, officers, and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

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

Summary Compensation Table

The particulars of the compensation paid to the following persons: (1) our principal executive officer; and (2) each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended December 31, 2016, who we will collectively refer to as the “named executive officers” of the Company, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (i)	Total ($) (i)
Joseph Segelman,	2016	180,000	0	0	0	0	0	43,239	$223,239
CEO	2015	165,000	0	0	2,500,000	0	0	$0	$2,665,000

Chaya Segelman,	2016	80,000	0	0	0	0	0	$7,176	$87,176
Secretary	2015	75,000	0	0	0	0	0	$0	$75,000

(1)	amounts are deferred and have not been paid.

Other than as disclosed below, there are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the years ended December 31, 2016 and 2015 except as described below in “Equity Compensation Plans and Other Benefit Plans” below.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options or restricted stock units during the years ended December 31, 2016 and 2015.

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

Agreements with Executive Officers

We do not have any employment or consulting agreements with any executive officers or directors except as follows:

Joseph Segelman

As of December 31, 2016, we have an employment agreement with our CEO. The initial term of the employment agreement expires on December 31, 2018, unless earlier terminated by us or CEO. The agreement provides for automatic one-year renewals, unless either we or CEO give notice of our or his intention not to extend at least 90 days prior to the expiration of any term. Under his employment agreement, CEO receives a minimum annual base salary of $180,000. CEO is eligible to receive an annual performance bonus each year, if performance goals established by our board of directors are met, and is entitled to participate in customary benefit plans.

If we terminate CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination.

For purposes of CEO’s employment agreement with us, a termination for cause will be deemed to have occurred upon the happening of the following, subject to a cure right: (i) his misappropriation or theft of our or any of our subsidiary’s funds or property; (ii) his conviction or entering of a plea of nolo contendere of any fraud, misappropriation, embezzlement or similar act, felony or crime involving dishonesty or moral turpitude; (iii) his engagement in any conduct that is materially injurious to us; (iv) his material breach of his employment agreement or material failure to perform any of his duties owed to us; (v) his commission of any act involving willful malfeasance or gross negligence or his failure to act involving material nonfeasance; or (vi) his material violation of the code of conduct of the Company or its subsidiaries or of any statutory or common law duty of loyalty to the Company or its subsidiaries.

In connection with his employment agreement, CEO was granted options to purchase 10,000,000 shares of our common stock in accordance with a share option agreement pursuant to the Company’s 2015 Incentive Equity Plan, which is described below. The share option agreement provides, among other things, that CEO’s options shall vest monthly over a two year period commencing on April 1, 2015. This award is also subject to accelerated vesting in certain circumstances, including in connection with certain terminations or the achievement of specified performance milestones including the successful offer and sale of all of the shares of common stock being offered by the Company pursuant to this filing.

Due to Related Party

During 2016, we received advances from our CEO/director totaling $256,606, incurred business expenses of $551,724 (comprised of operating expenses of $334,627, inventory purchases totaling $213,815, and purchased equipment of $3,282) and had repayments of $817,527. We have a balance owed to the related party of $440,747 at December 31, 2016 (Successor). During 2016, we incurred $180,000 of deferred compensation related to the CEO/director’s employment agreement and $80,000 of deferred compensation related to the Secretary’s employment agreement. As of December 31, 2016 (Successor), accrued compensation-related party was $776,000.

Chaya Segelman

As of December 31, 2016, we have an employment agreement with our Secretary. The initial term of Secretary ’s employment agreement expires on December 31, 2018, unless earlier terminated by us or Secretary. The agreement provides for automatic one-year renewals, unless either we or Secretary give notice of our or her intention not to extend at least 90 days prior to the expiration of any term. Under her employment agreement, Secretary receives a minimum annual base salary of $80,000.

If we terminate Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary vand (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. The definition of cause under Secretary ’s employment agreement is the same as that in CEO’s employment agreement.

Owen deVries

On December 1, 2016, we entered into a consulting agreement with Owen deVries, CCI’s CEO and director. The agreement calls for Mr. deVries to develop strategic partnerships and international business on our behalf for initial monthly payments of $11,000. The agreement was amended in April 2017 to reduce the monthly payment to $4,000. The agreement may be terminated given 90 day written notice.

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

2015 Equity Incentive Plan (Successor)

As of December 31, 2016, the board of directors and shareholders of the Company previously authorized the adoption and implementation of the Company’s 2015 Plan. The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company’s shareholders. The material terms of the 2015 Plan are summarized below.

Share Reserve. Under the 2015 Plan, an aggregate of 20,000,000 shares (with 9,496,800 shares remaining to be issued) of our common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. To the extent that an award terminates, expires or lapses for any reason or an award is settled in cash without the delivery of shares, any shares subject to the award at such time will be available for future grants under the 2015 Plan. At December 31, 2016, options to purchase 10,000,000 shares of our common stock have been issued under the 2015 Plan to Joseph Segelman, our President and CEO, see “Executive Compensation — Agreements with Executive Officers” in this filing.

On January 22, 2017, we issued a total of 103,200 restricted common shares to our employees, valued at $5,160 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

As of December 31, 2016, we issued a total of 400,000 restricted common shares to our Advisors, valued at $100,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to our 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. We will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. We recognized compensation expense of $2,084 under general and administrative expenses in the accompanying consolidated Statements of Operations for the one month ended December 31, 2016 (Predecessor) with $35,417 remaining to be amortized.

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

Adjustments of Awards. In the event of any stock dividend, stock split, combination or exchange of shares, merger, consolidation, spin-off, recapitalization, distribution of our assets to shareholders (other than normal cash dividends) or any other corporate event affecting the number of outstanding shares of our common stock or the share price of our common stock that would require adjustments to the 2015 Plan or any awards under the 2015 Plan in order to prevent the dilution or enlargement of the potential benefits intended to be made available thereunder, the administrator will make appropriate, proportionate adjustments to the aggregate number and type of shares subject to the 2015 Plan, the number and kind of shares subject to outstanding awards and terms and conditions of outstanding awards (including, without limitation, any applicable performance targets or criteria with respect to such awards), and the grant or exercise price per share of any outstanding awards under the 2015 Plan.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers for our year ended December 31, 2016:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership our common stock as of December 31, 2016 by (i) each person known to be the beneficial owner of more than 5% of the outstanding shares of common stock and (ii) each of our directors and executive officers. Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name and Address (2)	Amount of Beneficial Ownership		Percent of Class (1)

Joseph Segelman (3) (4)(10)	20,000,000		45.7%
Chaya Segelman (3)(10)	2,500,000		5.7%
Australian Sapphire Corporation(5)	5,000,000		11.4%
Coordinates Collection(6)	5,500,000		12.6%
Alpha Capital Anstalt(7)	4,380,954		9.99%
Brio Capital Master Fund Ltd.(8)	4,380,954		9.99%

All Officers and Directors as a Group (2 Persons)	22,500,000	(9)	51.4%

(1)	Based on 43,809,554 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Unless otherwise noted, the address of each beneficial owner is c/o Reign Sapphire Corp., 9465 Wilshire Boulevard, Beverly Hills, CA 90212.

(3)	Indicates an officer and/or director of the Company.

(4)	Does not include 10,000,000 shares of authorized but unissued common stock, at an exercise price of $.005 per share that Mr. Segelman has the right to acquire upon exercise of options granted under the Company’s 2015 Equity Incentive Plan as described in “Executive Compensation - Agreements with Executive Officers” elsewhere in this filing. The shares subject to such options have not been included since the options are not currently exercisable or exercisable within 60 days of the date of this filing and thus are not deemed to be currently outstanding and beneficially owned by Mr. Segelman as the holder of the options.

(5)	Mr. Joseph Segelman is the owner of all of the outstanding shares of Australian Sapphire Corporation and thus has beneficial ownership and voting and dispositive power over all of the common shares of the Company owned of record by Australian Sapphire Corporation, which shares are not included in the number of shares identified as being beneficially owned by Mr. Segelman in his individual capacity elsewhere in the table.

(6)	Coordinates Collection, Inc. is owned by FD9 Group, B.V. The address for Coordinates Collection, Inc. is 1933 S. Broadway, Los Angeles, CA 90007.

(7)	Consists of: (i) 2,166,677 common shares; and (ii) convertible notes in the total amount of $575,001 and warrants to purchase common shares that are convertible and/or exercisable into 4,791,675 common shares as of the date of this filing. However, Alpha Capital Anstaldt (“Alpha”) is contractually limited to beneficial ownership of our common shares not to exceed 9.99% and this limitation has been taken into account in calculating the number of shares shown in the table for Alpha. Subject to certain conditions, Alpha holds an additional investment right to purchase additional common shares, convertible notes and warrants. See “Description of Securities—Convertible Securities” in this filing. The stockholder has advised us that voting and dispositive power of all of the common shares of the Company owned of record by the stockholder is held by Konrad Ackermann and Dr. Nicola Feuerstein, who are members of the board of directors of Alpha. The business address of Alpha is Lettstrasse 32, 9490 Vaduz, Lichtenstein.

(8)	Consists of: (i) 2,166,677 common shares; and (ii) convertible notes in the total amount of $575,001 and warrants to purchase common shares that are convertible and/or exercisable into 4,791,675 common shares as of the date of this filing. However, Brio Capital Master Fund Ltd. (“Brio”) is contractually limited to beneficial ownership of our common shares not to exceed 9.99% and this limitation has been taken into account in calculating the number of shares shown in the table for Brio. Brio holds an additional investment right to purchase additional common shares, convertible notes and warrants. See “Description of Securities—Convertible Securities” in this filing. The stockholder has advised us that voting and dispositive power of all of the common shares of the Company owned of record by the stockholder is held by Shaye Hirsch, who is a director of Brio. The business address of Brio is 100 Merrick Road, Suite 401W, Rockville Center NY 11570.

(9)	Does not include 5,000,000 shares owned of record by Australian Sapphire Corporation, which are owned beneficially and of record by Mr. Joseph Segelman and as to which Mr. Segelman exercises sole voting and dispositive power. See Note 5 above. Also does not include 10,000,000 shares of authorized but unissued common stock that Mr. Segelman has the right to acquire in the future as described in Note 4 above.

(10)	Currently held by the Segelman Family Trust.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of our outstanding securities of any class, other than as set forth above. We do not have an investment advisor. There are no current arrangements which will result in a change in control.

Equity Compensation Plans (Successor)

As of December 31, 2016, the board of directors and shareholders of the Company previously authorized the adoption and implementation of the Company’s 2015 Plan. The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company’s shareholders. Under the 2015 Plan, an aggregate of 20,000,000 shares of our common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. The exercise price for each option may not be less than fair market value of the common stock on the date of grant, and shall vest as determined by the Company’s board of directors but shall not exceed a ten-year period.

On January 22, 2017, we issued a total of 103,200 restricted common shares to our employees, valued at $5,160 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

As of December 31, 2016, we issued a total of 400,000 restricted common shares to our Advisors, valued at $100,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to our 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. We will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. We recognized compensation expense of $2,084 under general and administrative expenses in the accompanying consolidated Statements of Operations for the one month ended December 31, 2016 (Predecessor) with $35,417 remaining to be amortized. As of December 31, 2016, the Advisors had vested in 258,333 shares with 141,667 shares to vest over the remaining vesting period.

As of December 31, 2016, we previously granted to our CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The Black-Scholes option-pricing model used the following weighted average assumptions as of December 31, 2016: (i) no dividend yield for each year, (ii) volatility of 35.6 percent, (iii) risk-free interest rate of 1.87 percent, (iv) stock price of $0.25, (v) exercise price of $0.005, and (vi) expected life of 6.0. The options will vest 50% on the first anniversary of the Grant Date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the grant date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by us from the grant date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of our common stock subject to the Option shall fully vest if we shall successfully sell all of the shares of our common stock included in the primary offering of such common stock by us pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the Grant Date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. The Company recognized expense of $24,302 for the one month ended December 31, 2016 (Successor) within stock based compensation in the accompanying consolidated Statement of Operations with the remaining $45,391 to be recognized over the remaining vesting period. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 35.6%; risk-free interest rate of 1.87%; expected term of 6 years; and 0% dividend yield. As of December 31, 2016, 7,916,665 of the options to purchase our common stock have vested.

The following represents a summary of the Equity Compensation grants and options awards outstanding at December 31, 2016 and changes during the years then ended:

2016
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,000,000	$0.005	9,600,000
Equity compensation plans not approved by security holders	0	$-	-
Total	10,000,000	$0.005	9,600,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than compensation arrangements, we describe below transactions and series of similar transactions, since January 1, 2015 (i.e., the last two completed fiscal years), to which we were a party or will be a party, in which the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest. Compensation arrangements, including employment agreements, for our directors and named executive officers are described elsewhere in “Executive Compensation - Agreements with Executive Officers”.

Sublease

Our customer service and distribution facility is subleased at $7,834 per month through CCI for a period of eighteen months. The sublease may be terminated by either party with ninety (90) days written notice. On March 1, 2017, we gave ninety day written notice to terminate the sublease with no costs to terminate the lease.

Preferred Shares (Predecessor)

On March 30, 2015, we issued 200,000 preferred shares for aggregate gross proceeds of $200,000. On December 21, 2015, the preferred shares were exchanged for 232,000 common shares in a restructuring.

Consulting Agreements (Successor)

As of December 31, 2016, we accrued deferred compensation totaling $529,000 with respect to a consulting agreement with our CEO. Such consulting agreement was terminated by mutual agreement of the parties and superseded by the employment agreement described in “Executive Compensation - Agreements with Executive Officers”. Deferred compensation includes $315,000 related to the employment agreement and $214,000 related to the consulting agreement.

As of December 31, 2016, we accrued deferred compensation totaling $247,000 with respect to a consulting agreement with our Secretary. Such consulting agreement was terminated by mutual agreement of the parties as of March 31, 2015 and superseded by the employment agreement described in “Executive Compensation - Agreements with Executive Officers”. Deferred compensation includes $133,333 related to the employment agreement and $113,667 related to the consulting agreement.

CEO and Secretary are married to one another.

On December 1, 2016, we entered into a consulting agreement with Owen deVries, CCI’s CEO and director. The agreement calls for Mr. deVries to develop strategic partnerships and international business on our behalf for initial monthly payments of $11,000. The agreement was amended in April 2017 to reduce the monthly payment to $4,000. The agreement may be terminated given 90 day written notice.

Loan and Advances

Successor

Due to Related Party

During 2016, we received advances from our CEO/director totaling $256,606, incurred business expenses of $551,724 (comprised of operating expenses of $334,627, inventory purchases totaling $213,815, and purchased equipment of $3,282) and had repayments of $817,527. We have a balance owed to the related party of $440,747 at December 31, 2016 (Successor). During 2016, we incurred $180,000 of deferred compensation related to the CEO/director’s employment agreement and $80,000 of deferred compensation related to the Secretary’s employment agreement. As of December 31, 2016 (Successor), accrued compensation - related party was $776,000.

Predecessor

CCI issued notes payable to Menno Holterman, a director of CCI. As of December 31, 2014, CCI had borrowed $181,408 bearing interest at 10%. During the year ended December 31, 2015, CCI borrowed an additional $278,273 bearing no interest and had no repayments for a balance of $459,681 at December 31, 2015. During the eleven months ended November 30, 2016, CCI borrowed an additional $157,442 bearing no interest and had no repayments. For the 2015 and 2016 Notes, we imputed interest on the principal amount of the borrowings at 10% per annum. The terms of the December 2014 note call for interest only payments payable for the first three months of the note and beginning April 2015, payment of principal amortized over the remaining term of the note plus interest. The note was due June 1, 2016. As CCI is in default, the Holterman Notes were reclassed to short term notes payable – related party. CCI recognized interest expense of $46,144 and $24,963 under Other (income) expense in the accompanying consolidated Statements of Operations for the eleven months ended November 30, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor), respectively.

On October 1, 2014, CCI, through Owen deVries, its CEO and director, borrowed $50,000 from a related party through common ownership for working capital purposes. The loan was due on January 1, 2015 and bearing no interest. CCI imputed interest on $50,000 principal amount of the borrowings at 10% per annum. The note was repaid on January 2, 2015.

CCI had no employment agreement with its CEO and director but CCI still incurred compensation on behalf of the CEO and director. CCI incurred compensation expense of $79,288 and $72,000 in the eleven months ended November 30, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor), respectively, with no amounts due at November 30, 2016 (Predecessor) and December 31, 2015 (Predecessor), respectively. During the eleven months ended November 30, 2016 (Predecessor) and for the year ended December 31, 2015 (Predecessor), the CEO and director received employee benefits totaling $43,947 and $31,588, respectively. In addition, the CEO and director incurred business expenses and had repayments for business expenses of $13,130 and $360 for the eleven months ended November 30, 2016 (Predecessor) and for the year ended December 31, 2015 (Predecessor), respectively.

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

Policies and Procedures for Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions with our executive officer(s), director(s) and significant shareholders. We rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors, so that such transactions will be subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

Item 14. Principal Accounting Fees and Services

Audit-Related Fees

Predecessor did not incur any audit related fees for the eleven months ended November 30, 2016 (Predecessor) and for the year ended December 31, 2015 (Predecessor).

Successor incurred aggregate fees billed for the audit of its consolidated financial statements of $18,500 and $10,000 in the years ended December 31, 2016 and 2015, respectively.

Tax Fees

Predecessor did not incur any fees for tax services for the eleven months ended November 30, 2016 (Predecessor) and for the year ended December 31, 2015 (Predecessor).

All Other Fees

Predecessor did not incur any other fees for the eleven months ended November 30, 2016 (Predecessor) and for the year ended December 31, 2015 (Predecessor).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report:

1.	Financial Statements. The following consolidated financial statements of the Company are included below:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2016 (Successor) and 2015 (Predecessor).

Consolidated Statement of Operations for the One Month ended December 31, 2016 (Successor), the Eleven Months ended November 30, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor), respectively.

Consolidated Statements of Shareholders’ Equity for the One Month ended December 31, 2016 (Successor), the Eleven Months ended November 30, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor), respectively.

Consolidated Statements of Cash Flows for the One Month ended December 31, 2016 (Successor), the Eleven Months ended November 30, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor), respectively.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the consolidated financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

Exhibit No.	Description
Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 22, 2015 and as currently in effect. (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

3.2*	Bylaws of the Registrant, as currently in effect.

4.1*	Form of the Registrant’s common stock certificate.

5.1*	Legal Opinion of Qian & Company, a California Professional Law Corporation.

10.1*+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.

10.2*+	Employment Agreement, dated April 1, 2015, between the Registrant and Joseph Segelman.

10.3*+	Employment Agreement, dated April 1, 2015, between the Registrant and Chaya Segelman.

10.4*+	2015 Equity Incentive Plan, as amended and currently in effect (Filed as Exhibit 10.8 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.5*+	Share Option Agreement, dated May 1, 2015, between the Registrant and Joseph Segelman.

10.6*	Securities Purchase Agreement dated as of December 23, 2015 by and among the Registrant and the Purchasers defined and identified therein (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.7*	Form of Secured Convertible Note issued under the Securities Purchase Agreement included as Exhibit 10.6 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.8*	Security Agreement dated as December 23, 2015 by and among the Company and the Collateral Agent and Secured Parties defined and identified therein. (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.9*	Corporate Guaranty dated as December 23, 2015 entered into by Australian Sapphire Corporation as guarantor for the benefit of the Collateral Agent and the Lenders defined and identified therein. (Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.10*	Guarantor Security Agreement dated as December 23, 2015 by and among Australian Sapphire Corporation as guarantor and the Collateral Agent and Secured Parties defined and identified therein delivered in connection with the Corporate Guaranty included as Exhibit 10.9. (Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.11*	Personal Guaranty dated as December 23, 2015 entered into by Joseph Segelman as guarantor for the benefit of the Collateral Agent and the Lenders defined and identified therein. (Filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.12*	Form of Common Stock Purchase Warrant issued under the Securities Purchase Agreement included as Exhibit 10.6 (Filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.13*	Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.14*	Assignment and Assumption Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.15*	Bill of Sale under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.16*	Confidentiality and Proprietary Rights Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.17*	Intellectual Property Assignment Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.18*	Securities Purchase Agreement dated as of November 10, 2016 by and among the Registrant and the Purchasers defined and identified therein (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

10.19*	Form of Secured Convertible Note issued under the Securities Purchase Agreement included as Exhibit 10.1 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

10.20*	Form of Common Stock Purchase Warrant issued under the Securities Purchase Agreement included as Exhibit 10.1 (Filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Reign Sapphire’s Annual Report on Form 10-K for the year ended December 31, 2016 are formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Shareholders’ Deficit, (iv) the Statements of Cash Flow, and (v) Notes to Financial Statements.

*	Previously filed.

+	Management contract or compensatory plan

All references to Registrant’s Forms 8-K, 10-K and 10-Q include reference to File No. 333-204486

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Reign Sapphire Corporation a Delaware corporation

Dated: May 30, 2017	By:	/s/ Joseph Segelman
Joseph Segelman
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

REIGN CORPORATION

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Reign Corporation:

We have audited the accompanying consolidated balance sheet of Reign Corporation (the "Company") as of December 31, 2016 (Successor) and of Coordinates Collections, Inc. as of December 31, 2015 (Predecessor), and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the one month ended December 31, 2016 (Successor), the eleven months ended November 30, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company (Successor and Predecessor) is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reign Corporation as of December 31, 2016 (Successor) and of Coordinates Collection, Inc. as of December 31, 2015 (Predecessor), and the results of their consolidated operations and cash flows for the one month ended December 31, 2016 (Successor), the eleven months ended November 30, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company (Successor and Predecessor) will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company (Successor and Predecessor) had an accumulated deficit at December 31, 2016 and 2015, recurring net losses, and a working capital deficit at December 31, 2016 and 2015, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hall and Company

Hall and Company

Irvine, California

May 30, 2016

REIGN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
	Successor	Predecessor
ASSETS
Current assets:
Cash	$149,607	$42,332
Accounts receivable	-	25,901
Inventory	723,602	6,987
Prepaid expenses	1,667	16,202
Total current assets	874,876	91,422

Equipment, net	38,050	18,868
Intangible assets, net	947,259	126,252
Goodwill	481,947	-
Deposits	-	8,701
Total assets	$2,342,132	$245,243

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$31,940	$577,106
Due to related party	440,747	-
Accrued compensation - related party	776,000	-
Deferred revenue	78,820	261,662
Short term notes payable	-	40,895
Short term notes payable - related party	-	459,681
Current portion of convertible notes payable, less unamortized debt discount of $273,859 at December 31, 2016	588,641	-
Derivative liabilities	153,663	-
Estimated fair value of contingent payments	424,511	-
Warrant liabilities	473,296	-
Other current liabilities	35,571	87,161
Total current liabilities	3,003,189	1,426,505
Long-term liabilities:
Convertible notes, less unamortized debt discount of $256,722 at December 31, 2016	30,780	-
Total long-term liabilities	30,780	-
Total liabilities	3,033,969	1,426,505

Commitments and contingencies

Shareholders' deficit
Successor
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2016	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized; 43,414,687 shares issued and outstanding at December 31, 2016	4,342	-
Additional paid-in-capital	5,433,552	-
Accumulated deficit	(6,129,731)	-
Total shareholders' deficit	(691,837)

Predecessor
Common stock, $0.00001 par value, 15,000,000 shares authorized; 10,032,000 shares issued and outstanding at December 31, 2015	-	100
Additional paid-in-capital	-	1,588,167
Accumulated deficit	-	(2,769,529)
Total shareholders' deficit		(1,181,262)
Total liabilities and shareholders' deficit	$2,342,132	$245,243

See accompanying notes to consolidated financial statements

REIGN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Eleven
	For the One Month	Months Ended	For the Year Ended
	Ended December 31,	November 30,	December 31,
	2016	2016	2015
	Successor	Predecessor	Predecessor

Net revenues	$250,601	$1,553,986	$3,287,056

Cost of Sales	229,878	717,334	1,442,459

Gross Profit	20,723	836,652	1,844,597

Operating expenses:
Advertising and marketing expenses	98,079	314,645	795,817
Stock based compensation - related party	24,302	-	-
General and administrative	104,281	1,026,271	1,769,229
Total operating expenses	226,662	1,340,916	2,565,046
Loss from operations	(205,939)	(504,264)	(720,449)

Other (income) expense:
Change in fair value of warrant liabilities	(3,612)	-	-
Change in fair value of derivative liabilities	(68,331)	-	-
Other (income) expense	-	(2,375)	27,361
Interest expense	65,146	130,499	52,772
Total other (income) expense	(6,797)	128,124	80,133

Loss before income taxes	(199,142)	(632,388)	(800,582)
Income taxes	-	-	-

Net loss	$(199,142)	$(632,388)	$(800,582)

Net loss per share, basic and diluted	$(0.00)	$(0.06)	$(0.08)

Weighted average number of shares outstanding
Basic and diluted	43,163,881	10,032,000	9,806,356

See accompanying notes to consolidated financial statements

REIGN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

							Total
	Preferred Stock		Common Stock		Additional Paid	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
PREDECESSOR
Balance as of January 1, 2015	-	$-	9,800,000	$98	$1,388,169	$(1,968,947)	$(580,680)
Issuance of preferred shares for cash - related party	200,000	2	-	-	199,998	-	200,000
Exchange of preferred shares for common shares in
restructuring - related party	(200,000)	(2)	232,000	2	-	-	-
Net loss	-	-	-	-	-	(800,582)	(800,582)
Balance as of December 31, 2015	-	$-	10,032,000	$100	$1,588,167	$(2,769,529)	$(1,181,262)
Net loss	-	-	-	-	-	(632,388)	(632,388)
Balance as of November 30, 2016	-	$-	10,032,000	$100	$1,588,167	$(3,401,917)	$(1,813,650)

SUCCESSOR
Balance as of December 1, 2016	-	$-	36,406,354	$3,641	$4,637,867	$(5,930,589)	$(1,289,081)
Shares issued in conjunction with CCI acquisition	-	-	7,000,000	700	769,300	-	770,000
Shares issued to advisory board for services	-	-	8,333	1	2,083	-	2,084
Stock based compensation - related party	-	-	-	-	24,302	-	24,302
Net loss	-	-	-	-	-	(199,142)	(199,142)
Balance as of December 31, 2016	-	$-	43,414,687	$4,342	$5,433,552	$(6,129,731)	$(691,837)

See accompanying notes to consolidated financial statements

REIGN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Eleven
	For the One Month	Months Ended	For the Year Ended
	Ended December 31,	November 30,	December 31,
	2016	2016	2015
	Successor	Predecessor	Predecessor
Cash flows from operating activities:
Net loss	$(199,142)	$(632,388)	$(800,582)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock based compensation - related party	24,302	-	-
Depreciation expense	228	7,080	16,639
Amortization expense	16,568	62,581	39,553
Accretion of debt discount	64,869	31,500	29,039
Change in derivative liabilities	(68,331)	-	-
Change in warrant liabilities	(3,612)	-	-
Estimated fair market value of stock issued for services	2,084	-	-
Disposal of fixed assets	-	-	33,854
Changes in operating assets and liabilities:
Accounts receivable	-	5,335	28,757
Inventory	-	1,173	(6,987)
Prepaid expenses	733	3,902	30,239
Deposits	-	-	(4,351)
Accounts payable	31,940	302,263	24,507
Due to related party	28,633	-	(26,072)
Accrued compensation - related party	21,667	-	-
Deferred revenue	78,820	38,189	(44,751)
Other current liabilities	2,929	47,623	46,396
Net cash provided by (used in) operating activities	1,688	(132,742)	(633,759)

Cash flows from investing activities:
Acquisition of intangible assets	(27,136)	(90,855)	(93,133)
Purchases of computer equipment	-	(128)	(12,615)
Net cash used in investing activities	(27,136)	(90,983)	(105,748)

Cash flows from financing activities:
Proceeds from short-term notes, net of debt issuance costs	-	225,600	115,900
Repayments of short term notes	-	(174,338)	(104,044)
Repayments of short term notes - related party	-	-	(50,000)
Proceeds from short-term notes - related party	-	157,442	278,273
Issuance of preferred stock for cash	-	-	200,000
Net cash provided by financing activities	-	208,704	440,129

Net decrease in cash	(25,448)	(15,021)	(299,378)

Cash at beginning of period	175,055	42,332	341,710
Cash at end of period	$149,607	$27,311	$42,332

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$448	$521
Income taxes	$-	$-	$-

Non-cash investing and financing activities:
Intangibles acquired in conjunction with acquisition of CCI	$680,000	$-	$-
Goodwill acquired in conjunction with acquisition of CCI	$481,947	$-	$-
Equipment acquired in conjunction with acquisition of CCI	$32,564	$-	$-
Common stock issued in conjunction with acquisition of CCI	$770,000	$-	$-
Estimated fair value of contingent payments issued in conjunction with acquisition of CCI	$424,511	$-	$-
Total debt discount at origination	$-	$31,500	$29,039

See accompanying notes to consolidated financial statements

REIGN CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

On December 1, 2016, substantially all of the operating assets of Coordinates Collection, Inc. (“CCI” or “Coordinates Collection”) was acquired by Reign Corporation (“RGNP”), formerly known as Reign Sapphire Corporation, (see “Acquisition of Assets Related to the Coordinates Collection Business”). RGNP is a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company. As part of the Acquisition, we created a wholly owned subsidiary, Reign Brands, Inc. (“Reign Brands”), which is a Delaware corporation, and shall act as the operating entity for the acquired CCI assets. The acquisition method of accounting was used to record assets acquired and liabilities assumed by Successor. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying consolidated financial statements of the Predecessor and Successor are not comparable in all material respects since those consolidated financial statements report financial position, results of operations, and cash flows of these two separate entities. CCI's fixed assets and identifiable intangible assets acquired were recorded based upon their estimated fair values as of the closing date of the Acquisition.  The excess of purchase price over the value of the net assets acquired was recorded as goodwill.

The accompanying consolidated financial statements have been presented on a comparative basis. For periods after the acquisition of the Coordinates Collection (since December 1, 2016), our financial results are referred to as "Successor" and its results of operations combines Reign Corporation operations and the Coordinates Collection operations. For periods prior to the acquisition of the Coordinates Collection brand, our financial results are referred to as "Predecessor" and its operations includes only the Coordinates Collection operations. Where tables are presented, a black line separates the Successor and Predecessor financial information to highlight the lack of comparability between the periods.

Predecessor

CCI, previously known as FD9 Group, Inc., markets and distributes classic custom jewelry through Le Bloc and custom jewelry, inscribed with location coordinates commemorating life's special moments through Coordinates Collection. CCI was organized as a Delaware corporation in 2013 and is currently based in Los Angeles, California.

On December 21, 2015, the shareholders of CCI approved an amendment to the Articles of Incorporation to change the name to “Coordinates Collection Inc.”, increase the authorized number of shares of common stock from 1,000,000 to 15,000,000, par value $0.0001, eliminate the authorized preferred stock, convert each outstanding share of common stock into 9.8 shares of common stock, and convert each outstanding share of preferred stock into 1.16 shares of common stock. This transaction was accounted for as a stock split. CCI has retroactively restated per share and the outstanding shares for weighted average shares used in the basic and diluted earnings per share calculations for all periods presented, as a result of the reorganization.

Successor

RGNP is a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company with 3 niche brands: Reign Sapphire: ethically produced, direct mine-to-consumer sapphire jewelry targeting millennials, Coordinates Collection: custom jewelry, inscribed with location coordinates commemorating life's special moments, and Le Bloc: classic customized jewelry.

Reign Corporation was established on December 15, 2014 in the State of Delaware as a vertically integrated “mines-gate to retail” model for sapphires – rough sapphires to finished jewelry; a color gemstone brand; and a jewelry brand featuring Australian sapphires. The Company acquired its Coordinates Collection and Le Bloc brands and the assets related to the production and sale of it on December 1, 2016 (See Note 4).

The Company is focusing its marketing initiatives on: (1) Direct-to-Consumer (“D2C”) ecommerce marketing to attract customers to the reignsappires.com website, (2) Business-to-Business (“B2B”) marketing and sales efforts, to establish distribution partners such as high-end fashion retailers, and eventually (3) building a strong retail presence to market the products directly to consumers on a retail level. The Company is initially focusing its marketing efforts in the U.S. with online, wholesale, and retail sales, and then the Company intends to expand its marketing efforts internationally.

The Company started as UWI Holdings Corporation (previously known as Australian Sapphire Corporation) (“UWI”) and was established on May 31, 2013 in the Province of New Brunswick, Canada. On December 31, 2014, UWI entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with Reign Corporation, pursuant to which UWI transferred all of its net assets to Reign. The sole shareholder of UWI along with his spouse retained 100% ownership of Reign and were issued 27,845,000 of Reign common shares in exchange for the 16,000,250 outstanding shares of UWI. There was no significant tax consequence to this exchange. As a result, Reign is considered to be the continuation of the predecessor UWI. All historical financial information prior to the reorganization is that of UWI.

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

On March 17, 2017, the shareholders of the Company approved an amendment to the Company’s Certificate of Incorporation to designate 1 share of the Company’s authorized 10,000,000 shares of Preferred Stock as Series A Preferred Stock (“Series A Preferred Stock”), which shall vote with the Common Stock, and shall be entitled to fifty-one percent (51%) of the total votes of Common Stock on all such matters voted on.

On March 17, 2017, the shareholders of the Company approved a corporate name change to Reign Corporation to better identify the business operations of the Company, as due to the recent acquisition, the Company no longer only sells sapphire jewelry. The Company believes it will be better positioned in the future with a corporate name that does not identify the Company with only one business line.

The Company has begun its planned principal operations, and accordingly, the Company has prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

NOTE 2 – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $6,130,000 and $2,770,000 at December 31, 2016 (Successor) and 2015 (Predecessor), respectively, had a working capital deficit of approximately $2,128,000 and $1,335,000 at December 31, 2016 (Successor) and 2015 (Predecessor), respectively had a net loss of approximately $199,000 for the one month ended December 31, 2016 (Successor), $632,000 for the eleven months ended November 30, 2016 (Predecessor) and $801,000 for the year ended December 31, 2015 (Predecessor), and net cash provided by operating activities of approximately $2,000 for the one month ended December 31, 2016 (Successor), net cash used in operating activities of approximately $133,000 for the eleven months ended November 30, 2016 (Predecessor) and $634,000 the year ended December 31, 2015 (Predecessor), with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to expand operations and increase revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While management believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect or on terms acceptable to the Company. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. Our current burn rate to maintain the minimal level of operations for us to be in a position to execute our business plan upon funding is anticipated to be no greater than $25,000 per month in cash and Joseph Segelman, our President and CEO, has agreed to underwrite these costs until we are then able to begin execution of our business plan. In addition, until we begin execution of our business plan, we will continue to defer and accrue salaries and thus will not require cash to make payments under employment agreements.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the consolidated financial statements.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Reign Brands, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements. The more significant estimates and assumptions by management include among others: inventory valuation, derivative liabilities, warrant liabilities, common stock and option valuation, valuation of acquired intangible assets. and the recoverability of intangibles. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Cash

The Company’s cash is held in bank accounts in the United States and is insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company has not experienced any cash losses.

Income Taxes

Income taxes are accounted for under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Balance Sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The likelihood that its deferred tax assets will be recovered from future taxable income must be assessed and, to the extent that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance in a period are recorded through the income tax provision in the consolidated Statements of Operations.

ASC 740-10-30 was adopted from the date of its inception. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s consolidated financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10, the Company does not have a liability for unrecognized income tax benefits.

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were recorded for the one month ended December 31, 2016 (Successor) of approximately $98,000, for the eleven months ended November 30, 2016 (Predecessor) of approximately $315,000, and year ended December 31, 2015 (Predecessor) of approximately $796,000.

Comprehensive Income

Comprehensive income is reported in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends). Generally, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. There are no items other than net loss affecting comprehensive loss for the one month ended December 31, 2016 (Successor), for the eleven months ended November 30, 2016 (Predecessor), and year ended December 31, 2015 (Predecessor), respectively.

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

The results of transactions in foreign currency are remeasured into the functional currency at the average rate of exchange during the reporting period. The Company had no aggregate net foreign currency remeasurements included in general and administrative expenses in the accompanying consolidated statements of operations for the one month ended December 31, 2016 (Successor), for the eleven months ended November 30, 2016 (Predecessor), and year ended December 31, 2015 (Predecessor), respectively.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into the Company’s reporting currency of USD at the exchange rates prevailing at the balance sheet date. All translation adjustments resulting from the translation of the consolidated financial statements into the reporting currency at USD are dealt with as a separate component within shareholders’ equity. There were no translation adjustments for the one month ended December 31, 2016 (Successor), for the eleven months ended November 30, 2016 (Predecessor), and year ended December 31, 2015 (Predecessor).

Revenue Recognition

Revenues are recognized in accordance with FASB ASC Topic 605, “Revenue Recognition”, and with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.

Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured.

Revenue is recognized from product sales when the product is shipped to the customer, provided that collection of the resulting receivable is reasonably assured. Credit is granted generally for terms of 7 to 90 days, based on credit evaluations. Discounts and refunds are recorded as a reduction of revenue.

There is a no return policy. The return policy is currently being evaluated to be more in line with industry standards.

Inventories

Reign Sapphire

Inventories are stated at the lower of cost or market on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of December 31, 2016 (Successor), the Company carried primarily loose sapphire jewels and loose sapphire jewels held as samples. As of December 31, 2015 (Predecessor), there was minimal inventory. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of December 31, 2016. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time and are not subject to fashion trends. The estimated fair value per management’s internal assessment is greater than the cost, therefore, there is no indicator of impairment as of December 31, 2016 (Successor).

CCI and Le Bloc

CCI and Le Bloc products are outsourced to a third party for manufacture, made to order, and when completed are shipped to the customer. The inventory for CCI and Le Bloc are considered immaterial as of December 31, 2016 (Successor) and December 31, 2015 (Predecessor).

Property and Equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, generally five years. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. Fixed assets are examined for the possibility of decreases in value when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Business Combinations

Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.  The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management, including expected future cash flows. We allocate any excess purchase price over the fair value of the net assets and liabilities acquired to goodwill.  Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Intangible Assets and Goodwill

Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business.

Intangible assets consist primarily of tradenames, proprietary designs, developed technology – website, and developed technology – Ipad application. Our intangible assets are being amortized on a straight-line basis over a period of three to ten years.

Impairment of Long-lived Assets and Goodwill

We evaluate goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount.  The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. There are no impairments as of December 31, 2016 (Successor) or December 31, 2015 (Predecessor).

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There are no impairments as of December 31, 2016 (Successor) and 2015 (Predecessor).

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models.  If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future.

Deferred revenue

Deferred revenue consists of customer orders paid in advance of the delivery of the order. Deferred revenue is classified as short-term as the typical order ships within approximately three weeks of placing the order. Deferred revenue is recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met.

Deferred Revenue (Predecessor)

In March 2016, CCI entered into an agreement with Knight Capital LLC (“Knight”) whereby in exchange for $147,500, CCI agreed to sell Knight $199,125 of its future sales.

CCI accounted for the sale of future receivables in accordance with ASC 470 (“Debt”) as deferred revenue on the date of the agreement. For the eleven months ended November 30, 2016 (Predecessor), CCI repaid approximately $102,000 to Knight.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2016 (Successor) and 2015 (Predecessor), the fair value of cash, accounts receivable, accounts payable, accrued expenses, notes payable, and convertible debt approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. There were no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The warrant and the embedded derivative liabilities are recognized at fair value on a recurring basis at December 31, 2016 (Successor) and are Level 3 measurements (see Note 9). There have been no transfers between levels.

Debt

The Company issues debt that may have separate warrants, conversion features, or no equity-linked attributes.

Debt with warrants – When the Company issues debt with warrants, the Company treats the warrants as a debt discount, record as a contra-liability against the debt, and amortize the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations.  When the warrants require equity treatment under ASC 815, the offset to the contra-liability is recorded as additional paid in capital in our consolidated balance sheet.  When the Company issues debt with warrants that require liability treatment under ASC 815, such as a clause requiring repricing, the warrants are considered to be a derivative that is recorded as a liability at fair value.  If the initial value of the warrant derivative liability is higher than the fair value of the associated debt, the excess is recognized immediately as interest expense.  The warrant derivative liability is adjusted to its fair value at the end of each reporting period, with the change being recorded as expense or gain to Other (income) expense in the consolidated Statements of Operations.  If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statement of operations.  The debt is treated as conventional debt.

Convertible debt – derivative treatment – When the Company issues debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: a) one or more underlyings, typically the price of our common stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both a) indexed to its own stock; and b) classified in shareholders’ equity in its statement of financial position.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using Monte Carlo Method upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt.

Convertible debt – beneficial conversion feature – If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF”). A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible, and is recorded as additional paid in capital and as a debt discount in the consolidated balance sheet. The Company amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the statement of operations. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated Statements of Operations.

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

For purposes of determining the variables used in the calculation of stock based compensation issued to employees, the Company performs an analysis of current market data and historical data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted any fluctuations in these calculations could have a material effect on the results presented in our consolidated statements of operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our consolidated financial statements.

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

The total number of potential additional dilutive securities outstanding for the one month ended December 31, 2016 (Successor), for the eleven months ended November 30, 2016 (Predecessor), and year ended December 31, 2015 (Predecessor), was none since the Company had net losses and any additional potential common shares would have an anti-dilutive effect.

Related Parties

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company.

Concentrations, Risks, and Uncertainties

Business Risk

Substantial business risks and uncertainties are inherent to an entity, including the potential risk of business failure.

The Company is headquartered and operates in the United States. To date, the Company has generated limited revenues from operations. As the Company generates significant revenues from operations, business activities will also include Australia and Asia and geographic segment reporting will be provided. There can be no assurance that the Company will be able to successfully continue to produce its products and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, price of raw material, competition, governmental and political conditions, and changes in regulations. Because the Company is dependent on foreign trade in Australia and Asia, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to risk of restrictions on transfer of funds, domestic and international customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

The Company has business activities in Australia and Asia, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between USD and the Australian currency AUD. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. The Company had no aggregate net foreign currency transactions included in the income statement for the one month ended December 31, 2016 (Successor), for the eleven months ended November 30, 2016 (Predecessor), and year ended December 31, 2015 (Predecessor), respectively.

Interest rate risk

Financial assets and liabilities do not have material interest rate risk.

Credit risk

The Company is exposed to credit risk from its cash in banks and accounts receivable. The credit risk on cash in banks is limited because the counterparties are recognized financial institutions.

There were no customers that accounted for 10% or more of total revenue for the one month ended December 31, 2016 (Successor), for the eleven months ended November 30, 2016 (Predecessor), and for the year ended December 31, 2015 (Predecessor), respectively. There were no customers that comprised 10% or more of accounts receivable at December 31, 2016 (Successor), and one customer that accounted for 10%, comprising 28.5%, or more of accounts receivable at December 31, 2015 (Predecessor).

Foreign currency risk

The Company has transactions settled in AUD and British Pound. Thus, the Company has foreign currency risk exposure.

Seasonality

The business is subject to substantial seasonal fluctuations.  Historically, a significant portion of net sales and net earnings have been realized during the period from October through December.

Major Suppliers

The Company does not manufacture its own products and currently depends primarily upon ASK Gold to manufacture its products. Pursuant to the acquisition of CCI (see Note 4), the Company issued ASK Gold 1,000,000 shares of the 7,000,000 shares issued in connection to the transaction.

In the event that the manufacturing provided by ASK Gold were discontinued, it is believed that alternate suppliers could be identified which would be able to provide it with sufficient levels of products at terms similar to those of ASK Gold.

Recent Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or FASB ASU 2017-04 “Simplifying the Test for Goodwill Impairment (Topic 350)” – In January 2017, the FASB issued 2017-04.  The guidance removes “Step Two” of the goodwill impairment test, which required a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The ASU is effective for annual reporting periods beginning after December 15, 2019, and for interim periods within those years, with early adoption permitted.  We do not expect this ASU to have a significant impact on our consolidated financial statements and related disclosures.

FASB ASU 2017-01 “Clarifying the Definition of a Business (Topic 805)” – In January 2017, the FASB issued 2017-1.  The new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business.  The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business.  The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606.  The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years.  Adoption of this ASU is not expected to have a significant impact on our consolidated results of operations, cash flows and financial position.

FASB ASU 2016-15 “Statement of Cash Flows (Topic 230)” – In August 2016, the FASB issued 2016-15.  Stakeholders indicated that there is a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted.  Adoption of this ASU will not have a significant impact on our statement of cash flows.

FASB ASU 2016-12 “Revenue from Contracts with Customers (Topic 606)” – In May 2016, the FASB issued 2016-12.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2016-12 provides clarification on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications.  This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

FASB ASU 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815)” – In May 2016, the FASB issued 2016-11, which clarifies guidance on assessing whether an entity is a principal or an agent in a revenue transaction.  This conclusion impacts whether an entity reports revenue on a gross or net basis.  This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

FASB ASU 2016-10 “Revenue from Contracts with Customers (Topic 606)” – In April 2016, the FASB issued ASU 2016-10, clarify identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

FASB ASU 2016-09 “Compensation – Stock Compensation (Topic 718)” – In March 2016, the FASB issued ASU 2016-09, which includes multiple provisions intended to simplify various aspects of accounting for share-based payments.  The new guidance will require entities to recognize all income tax effects of awards in the income statement when the awards vest or are settled.  It also will allow entities to make a policy election to account for forfeitures as they occur.  This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We do not expect this standard will have a significant impact on our consolidated financial statements and related disclosures.

FASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard.  This ASU is effective for fiscal years beginning after December 18, 2018, including interim periods within those fiscal years.  We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

FASB ASU 2015-17 ”Income Taxes (Topic 740)” – In November 2015, the FASB issued ASU 2015-17, which simplifies the presentation of deferred tax assets and liabilities on the balance sheet.  Previous GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet.  The amendment requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet.  This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

FASB ASU 2015-16 “Business Combinations (Topic 805),” or ASU 2015-16 - In September 2015, the FASB issued ASU 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for interim and annual reporting period beginning after December 15, 2016, including interim periods within those fiscal years, with the option to early adopt for financial statements that have not been issued. We will apply this guidance to any business combinations that may occur.

FASB ASU 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory,” or ASU 2015-11 - In July 2015, the FASB issued ASU 2015-11, which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to inventory that is measured using first-in, first-out (FIFO) or average cost. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016, with the option to early adopt as of the beginning of an annual or interim period. We do not expect the adoption of this ASU to have a significant impact on our financial position, results of operations and cash flows.

NOTE 4 – ACQUISITION OF COORDINATES COLLECTION

On December 1, 2016, the Company acquired substantially all of the operating assets of CCI (the "Acquisition"). CCI is engaged in the marketing and distribution of Coordinates Collection and Le Bloc customized jewelry. Upon the closing of the Acquisition, we received substantially all of the operating assets of CCI, consisting of fixed assets and intellectual property. As part of the Acquisition, the Company created a wholly owned subsidiary, Reign Brands, and shall act as the operating entity for the acquired CCI assets.

With the acquisition of the Coordinates Collection and Le Bloc brands, the Company plans to leverage its custom jewelry expertise to expand distribution worldwide.

The purchase price of the operating assets of CCI was the issuance 7,000,000 shares of common stock (of which 1,000,000 shares were issued to ASK Gold, a major supplier) (see Note 3) valued at $770,000 (based on our stock price on the date of issuance). In addition, there is a cash payment of $500,000 contingent upon a future offering and earn out payments for all sales of CCI and RGNP products sold via CCI sales channels for the 2017, 2018, 2019 and 2020 calendar years. The estimated fair value of the contingent payments totaled $424,511 and was recognized as a liability in the accompanying consolidated Balance sheet as of December 31, 2016 (Successor). The Company accounted for the Acquisition using the acquisition method of accounting.

Total Purchase Consideration:
Common stock issued	$770,000
Estimated fair value of contingent payments	424,511
$1,194,511

The following table summarizes the estimated fair values of the tangible and intangible assets acquired as of the date of Acquisition:

Net assets acquired:
Equipment	$32,564
Developed technology - website	117,500
Developed technology – Ipad application	117,500
Tradename	365,000
Proprietary design	80,000
Goodwill	481,947
$1,194,511

Goodwill is the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present.

NOTE 5 – INVENTORY

Inventories consisted of the following as of:

	December 31, 2016	December 31, 2015
	Successor	Predecessor

Raw materials	$478,096	$6,987
Work-in-process	111,361	-
Samples	134,145	-
	$723,602	$6,987

NOTE 6 – Equipment

Equipment consisted of the following as of:

		December 31, 2016	December 31, 2015
	Estimated Life	Successor	Predecessor

Office equipment	5 years	$2,451	$15,444
Computer equipment	3 years	39,311	47,163
Accumulated depreciation		(3,712)	(43,739)
		$38,050	$18,868

Depreciation expense was $228 for the one month ended December 31, 2016 (Successor), $7,080 for the eleven months ended November 30, 2016 (Predecessor) and $16,639 for the year ended December 31, 2015 (Predecessor), and is classified in general and administrative expenses in the consolidated Statements of Operations.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

		December 31, 2016	December 31, 2015
	Estimated Life	Successor	Predecessor

Trademarks	3.3 – 4.5 years	$260,000	$88,700
Website	3 years	35,125	97,944
Acquired tradename	10 years	365,000	-
Acquired proprietary design	5 years	80,000	-
Acquired developed technology - website	3 years	117,500	-
Acquired developed technology – Ipad application	3 years	117,500	-
Goodwill	indefinite	481,947	-
Accumulated amortization		(27,866)	(60,392)
		$1,429,206	$126,252

Amortization expense was $16,568 for the one month ended December 31, 2016 (Successor), $62,581 for the eleven months ended November 30, 2016 (Predecessor) and $39,553 for the year ended December 31, 2015 (Predecessor), and is classified in general and administrative expenses in the accompanying consolidated Statements of Operations.

NOTE 8 – DUE TO RELATED PARTY

Successor

During 2016, the Company received advances from its CEO/director totaling $256,606, incurred business expenses of $551,724 (comprised of operating expenses of $334,627, inventory purchases totaling $213,815, and purchased equipment of $3,282) and had repayments of $817,527. The Company has a balance owed to the related party of $440,747 at December 31, 2016 (Successor). During 2016, the Company incurred $180,000 of deferred compensation related to the CEO/director’s employment agreement and $80,000 of deferred compensation related to the Secretary’s employment agreement. As of December 31, 2016 (Successor), accrued compensation-related party was $776,000.

Predecessor

CCI had no employment agreement with its CEO and director but CCI still incurred compensation on behalf of the CEO and director. CCI incurred compensation expense of $79,288 and $72,000 in the eleven months ended November 30, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor), respectively, with no amounts due at November 30, 2016 (Predecessor) and December 31, 2015 (Predecessor), respectively. During the eleven months ended November 30, 2016 (Predecessor) and for the year ended December 31, 2015 (Predecessor), the CEO and director received employee benefits totaling $43,947 and $31,588, respectively. In addition, the CEO and director incurred business expenses and had repayments for business expenses of $13,130 and $360 for the eleven months ended November 30, 2016 (Predecessor) and for the year ended December 31, 2015 (Predecessor), respectively.

NOTE 9 – CONVERTIBLE NOTE PAYABLE

November 2016 (Successor)

As of December 31, 2016, the Company previously entered into a Securities Purchase Agreement (the “November 2016 Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. (collectively “November 2016 Purchasers”) of up to (i) 833,354 shares of the Company’s Common Stock (the “November 2016 Incentive Shares”); (ii) $287,502 aggregate principal amount of Secured Convertible Notes (the “November 2016 Notes”) and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 2,395,850 shares of the Company’s Common Stock (the “November 2016 Warrants”).  The November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants were issued on November 10, 2016 (the “November 2016 Original Issue Date”). November 2016 Purchasers received (i) November 2016 Incentive Shares at the rate of 2.8986 November 2016 Incentive Shares for each $1.00 of November 2016 Note principal issued to such November 2016 Purchaser; (ii) a November 2016 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s November 2016 Note; and (iii) November 2016 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s November 2016 Note principal amount divided by $0.12 (“Purchaser Conversion Price”), the conversion price in effect on the Initial Closing Date, with a per share exercise price equal to $0.30, subject to adjustment. The aggregate cash subscription amount received by the Company from the purchasers for the issuance of the November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants was approximately $244,945 (the “Subscription Amount”) which was issued at a $42,557 original issue discount from the face value of the Note.

The November 2016 Notes mature on May 10, 2018, eighteen (18) months after the November 2016 Original Issue Date, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the November 2016 Notes. At any time after the November 2016 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of our Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.12 per share, subject to adjustment as provided therein. Each November 2016 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each November 2016 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the November 2016 Note have the right to convert any portion of their November 2016 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The November 2016 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the November 2016 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the November 2016 Notes and accrual of interest as described above. The November 2016 Notes are collectively collateralized by substantially all of the Company’s assets and guarantees of payment of the November 2016 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a stockholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the November 2016 Notes, subject to the terms of such guaranty agreements.

The November 2016 Purchase Agreement is being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. The Company is still accounting for the interest in accordance with GAAP.

As a result of the failure to timely file our 2016 Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the three month period ended March 31, 2107, the November 2016 and December 2015 Notes were in default. On May 30, 2017, the Company entered into a Second Consent, Waiver and Modification Agreement (the “Agreement”) with certain purchasers of convertible promissory notes (the “Notes”) pursuant to securities purchase agreements dated December 23, 2015 and November 10, 2016, which were amended pursuant to a Consent, Waiver and Modification Agreement dated October 13, 2016. The waivers contained in the Agreement were related to a waiver of the right to participate in additional offerings by the Company, allowing shares of the Company’s common stock to be issued pursuant to a private offering at a price of not less than $0.08 per share as well as warrants exercisable for a period of five years at $0.30 per share, adjusting the conversion price of the Notes issued to the purchasers to $0.08 per share, extending the maturity date of the December 23, 2015 convertible promissory notes to December 31, 2017 and waiving default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-K for the year ended December 31, 2016 and the Form 10-Q for the three month period ended March 31, 2017.

Optional Redemption

The November 2016 Notes provide that commencing six (6) months after the November 2016 Original Issue Date, the Company will have the option of prepaying the outstanding principal amount of the November 2016 Notes (an “November 2016 Optional Redemption”), in whole or in part, by paying to the holders a sum of money in cash equal to one hundred percent (100%) of the principal amount to be redeemed, together with accrued but unpaid interest thereon, if any, and any and all other sums due, accrued or payable to the holder arising under the November 2016 Note through the November 2016 Redemption Payment Date and 2.8986 shares of the Company’s Common Stock for each $1.00 of November 2016 Note principal amount being redeemed. A Notice of Redemption, if given, may be given on the first Trading Day following twenty (20) consecutive Trading Days during which all of the “Equity Conditions”, as defined, have been in effect. As of December 31, 2016, no derivative liability has been recorded for the November 2016 Optional Redemption, as redemption is contingent.

Purchaser Conversion

The November 2016 Purchaser has the right at any time after the November 2016 Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“November 2016 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “November 2016 Conversion Amount”) divided by the November 2016 Purchaser Conversion Price of $0.12, subject to potential future adjustments described below. If the total outstanding balance of the November 2016 Note were convertible as of December 31, 2016, the November 2016 Note would have been convertible into 2,395,850 shares of our common stock.

The Company evaluated the note under the requirements of ASC 480 “Distinguishing Liabilities From Equity” and concluded that the Note does not fall within the scope of ASC 480. The Company next evaluated the November 2016 Note under the requirements of ASC 815 “Derivatives and Hedging”. Due to the existence of the anti-dilution provision which reduces the November 2016 Purchaser Conversion Price in the event of subsequent dilutive issuances by the Company below the November 2016 Purchaser Conversion Price as described above, the November 2016 Purchaser Conversion feature does not meet the definition of “indexed to” our stock, and the scope exception to ASC 815’s derivative accounting provisions does not apply. The Company also evaluated the embedded derivative criteria in ASC 815, and concluded that the Purchaser Conversion feature meets all of the embedded derivative criteria in ASC 815, and therefore, the November 2016 Purchaser Conversion feature meets the definition of an embedded derivative that should be separated from the note and accounted for as a derivative liability.

The embedded derivative was recorded as a derivative liability on the consolidated Balance Sheet at its fair value of $32,016 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the consolidated Statements of Operations. At December 31, 2016 (Successor), the embedded derivative was re-measured at fair value that was determined to be $23,995. During the one month ended December 31, 2016 (Successor), the Company recorded a gain on embedded derivative re-valuation of $8,021.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

	December 31,	November 10,
	2016	2016

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	55.0%	55.0%
Risk-free interest rate	1.47%	1.17% - 1.56%
Expected term of options (years)	1.5 - 5	.5 - 1.5
Stock price	$0.11	$0.12
Conversion price	$0.12	$0.12

November 2016 Purchaser Warrants

The November 2016 Purchaser Warrants allow the November 2016 Purchaser to purchase up to a number of shares of common stock equal to 100% of such purchaser’s Note principal amount divided by $0.12, the conversion price in effect on the November 2016 Initial Closing Date, with a per share exercise price equal to $0.30, subject to adjustment.

The term of the Purchaser Warrants is at any time on or after the six (6) month anniversary of the November 2016 Original Issue Date and on or prior to the five (5) year anniversary of the November 2016 Initial Trading Date of our common stock on a Trading Market.

The exercise price of the November 2016 Purchaser Warrants is $0.30 per share of our common stock, as may be adjusted from time to time pursuant to the antidilution provisions of the November 2016 Purchaser Warrants.

The November 2016 Purchaser Warrants are exercisable by the November 2016 Purchaser in whole or in part, as either a cash exercise or as a “cashless” exercise.

The Company evaluated the November 2016 Warrants under ASC 480 “Distinguishing Liabilities From Equity” and ASC 815 “Derivatives and Hedging”. Due to the existence of the antidilution provision, which reduces the November 2016 Exercise Price and November 2016 Conversion Price in the event of subsequent November 2016 Dilutive Issuances, the November 2016 Purchaser Warrants are not indexed to our common stock, and the Company has determined that the November 2016 Purchaser Warrants meet the definition of a derivative under ASC 815. Accordingly, the November 2016 Purchaser Warrants were recorded as derivative liabilities in the consolidated Balance Sheet at their fair value of $108,597 at the date of issuance. At each subsequent reporting date, the fair value of the Purchaser Warrants will be remeasured and changes in the fair value will be reported in the consolidated Statements of Operations. At December 31, 2016, the warrant liability was re-measured at fair value that was determined to be $105,338. During the one month ended December 31, 2016 (Successor), the Company recorded a gain on warrant re-valuation of $3,259.

The fair value of the November 2016 Purchaser Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

	December 31,	November 10,
	2016	2016

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	55.0%	55.0%
Risk-free interest rate	1.93%	1.93%
Expected term of options (years)	1.5 - 5	.5 - 1.5
Stock price	$0.11	$0.12
Exercise price	$0.30	$0.30

November 2016 Purchaser Common Stock

The November 2016 Purchasers were issued a total of 833,354 shares of the Company’s common stock, valued at $100,002 (based on the stock price on the date of issuance).

As of December 31, 2016, the total proceeds of $244,945 previously received by the Company for the November 2016 Note, November 2016 Purchaser Common Stock, and November 2016 Purchaser Warrants, was allocated first to the November 2016 Purchaser Common Stock, November 2016 Purchaser Warrants, and embedded derivative liabilities at their initial fair values determined at the issuance date. Since the difference between the full fair value of November 2016 Purchaser Common Stock, November 2016 Purchaser Warrants, and embedded derivative liabilities of $240,615 was less than the proceeds of $244,945, no additional amounts were recorded.

Debt Discount

The Company issued the November 2016 Notes with warrants and conversion features that require liability treatment under ASC 815. As such, the proceeds of the notes were allocated, based on fair values, as follows: $100,002 to the common shares issued; $108,567 to the warrants granted; $42,557 to the original issue discount; and $32,016 to the embedded derivative, resulting in a debt discount to such notes of $283,172. The debt discount is accreted over the term of the convertible notes to interest expense in the accompanying consolidated Statements of Operations.

The Company recorded debt discount accretion of $16,078 to interest expense in the consolidated Statements of Operations during the one month ended December 31, 2016 (Successor) and has an unamortized debt discount of $256,722 as of December 31, 2016 (Successor).

December 2015 (Successor)

As of December 31, 2016, the Company previously entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. (collectively “Purchasers”) of up to (i) 2,500,000 shares of the Company’s Common Stock (the “December 2015 Incentive Shares”); (ii) $862,500 aggregate principal amount of Secured Convertible Notes (the “December 2015 Notes”) and (iii) December 2015 Common Stock Purchase Warrants to purchase up to an aggregate of 7,187,542 shares of the Company’s Common Stock (the “December 2015 Warrants”).  The December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants were issued on December 23, 2015 (the “Original Issue Date”). December 2015 Purchasers received (i) December 2015 Incentive Shares at the rate of 2.8986 December 2015 Incentive Shares for each $1.00 of December 2015 Note principal issued to such December 2015 Purchaser; (ii) a December 2015 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s December 2015 Note; and (iii) December 2015 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s December 2015 Note principal amount divided by $0.12 (“December 2015 Purchaser Conversion Price”), the conversion price in effect on the Initial Closing Date, with a per share exercise price equal to $0.30, subject to adjustment. The aggregate cash subscription amount received by the Company from the purchasers for the issuance of the December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants was approximately $724,500 (the “December 2015 Subscription Amount”) which was issued at a $138,000 original issue discount from the face value of the December 2015 Note.

The December 2015 Notes mature on June 23, 2017, eighteen (18) months after the December 2015 Original Issue Date, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the December 2015 Notes. At any time after the December 2015 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of the Company’s Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a December 2015 Note is $0.12 per share, subject to adjustment as provided therein. Each December 2015 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each December 2015 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the December 2015 Note have the right to convert any portion of their December 2015 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The December 2015 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the December 2015 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the December 2015 Notes and accrual of interest as described above. The December 2015 Notes are collectively collateralized by substantially all of our assets and guarantees of payment of the December 2015 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a stockholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the December 2015 Notes, subject to the terms of such guaranty agreements.

In addition, until one year after the initial trading date of a Registration Statement which registers all then outstanding or issuable underlying shares, the December 2015 Purchasers shall have the right to participate in an amount of subsequent financing equal to 100% of the December 2015 Purchase Agreement. As of December 31, 2016, this requirement was waived pursuant to the terms of the Consent, Waiver and Modification Agreement with certain Purchasers of Purchase Agreement dated December 23, 2015.

The Purchase Agreement is being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. The Company is still accounting for the interest in accordance with GAAP.

As a result of the failure to timely file our 2016 Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the three month period ended March 31, 2107, the November 2016 and December 2015 Notes were in default. On May 30, 2017, the Company entered into a Second Consent, Waiver and Modification Agreement (the “Agreement”) with certain purchasers of convertible promissory notes (the “Notes”) pursuant to securities purchase agreements dated December 23, 2015 and November 10, 2016, which were amended pursuant to a Consent, Waiver and Modification Agreement dated October 13, 2016. The waivers contained in the Agreement were related to a waiver of the right to participate in additional offerings by the Company, allowing shares of the Company’s common stock to be issued pursuant to a private offering at a price of not less than $0.08 per share as well as warrants exercisable for a period of five years at $0.30 per share, adjusting the conversion price of the Notes issued to the purchasers to $0.08 per share, extending the maturity date of the December 23, 2015 convertible promissory notes to December 31, 2017 and waiving default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-K for the year ended December 31, 2016 and the Form 10-Q for the three month period ended March 31, 2017.

December 2015 Optional Redemption

The December 2015 Notes provide that commencing six (6) months after the December 2015 Original Issue Date, the Company will have the option of prepaying the outstanding principal amount of the December 2015 Notes (an “December 2015 Optional Redemption”), in whole or in part, by paying to the holders a sum of money in cash equal to one hundred percent (100%) of the principal amount to be redeemed, together with accrued but unpaid interest thereon, if any, and any and all other sums due, accrued or payable to the holder arising under the December 2015 Note through the December 2015 Redemption Payment Date and 2.8986 shares of the Company’s Common Stock for each $1.00 of December 2015 Note principal amount being redeemed. A Notice of Redemption, if given, may be given on the first Trading Day following twenty (20) consecutive Trading Days during which all of the “Equity Conditions”, as defined, have been in effect.

The Company evaluated the Optional Redemption in ASC 815, and concluded that the Optional Redemption meets the criteria in ASC 815, and therefore, is accounted for as a liability.

As of December 31, 2016, the Optional Redemption was recorded as a derivative liability on the consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $199,150 and was re-measured at fair value that was determined to be $130,448 at November 30, 2016 (Successor) and remeasured to be $97,348 at December 31, 2016 (Successor), respectively. During the one month ended December 31, 2016 (Successor), we recorded a gain on Optional Redemption valuation of $33,100 in the change in fair value of derivative liabilities in the accompanying consolidated Statements of Operations.

	December 31, 2016	June 30, 2016

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	50.0%	50.0% - 60.0%
Risk-free interest rate	0.62%	0.36%
Expected term of options (years)	0.5	.5 - 1.0
Stock price	$0.11	$0.25
Conversion price	$0.12	$0.12

December 2015 Purchaser Conversion

The December 2015 Purchaser has the right at any time after the December 2015 Original Issue Date until the outstanding balance of the December 2015 Note has been paid in full, to convert all or any part of the outstanding balance into shares (“December 2015 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “December 2015 Conversion Amount”) divided by the December 2015 Purchaser Conversion Price of $0.12, subject to potential future adjustments described below. If the total outstanding balance of the Note were convertible as of December 31, 2016, the December 2015 Note would have been convertible into 7,187,500 shares of our common stock.

The Company evaluated the note under the requirements of ASC 480 “Distinguishing Liabilities From Equity” and concluded that the December 2015 Note does not fall within the scope of ASC 480. The Company next evaluated the December 2015 Note under the requirements of ASC 815 “Derivatives and Hedging”. Due to the existence of the anti-dilution provision which reduces the December 2015 Purchaser Conversion Price in the event of subsequent dilutive issuances by the Company below the December 2015 Purchaser Conversion Price as described above, the December 2015 Purchaser Conversion feature does not meet the definition of “indexed to” the Company’s stock, and the scope exception to ASC 815’s derivative accounting provisions does not apply. The Company also evaluated the embedded derivative criteria in ASC 815, and concluded that the December 2015 Purchaser Conversion feature meets all of the embedded derivative criteria in ASC 815, and therefore, the December 2015 Purchaser Conversion feature meets the definition of an embedded derivative that should be separated from the note and accounted for as a derivative liability.

The embedded derivative was recorded as a derivative liability on the consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the consolidated Statements of Operations. The original fair value of the derivative was $88,983 and the fair value was remeasured at November 30, 2016 and was determined to be $59,530. At December 31, 2016 (Successor), the embedded derivative was re-measured at fair value that was determined to be $32,320. During the one month ended December 31, 2016 (Successor), the Company recorded a gain on embedded derivative re-valuation of $27,210.

	December 31, 2016	Year Ended December 31, 2015

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	50.0%	50.0%
Risk-free interest rate	0.62%	0.47% - 0.86%
Expected term of options (years)	0.5	.5 - 1.5
Stock price	$0.11	$0.25
Conversion price	$0.12	$0.12

December 2015 Purchaser Warrants

The December 2015 Purchaser Warrants allow the December 2015 Purchaser to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s Note principal amount divided by $0.12, the conversion price in effect on the December 2015 Initial Closing Date, with a per share exercise price equal to $0.30, subject to adjustment.

The term of the December 2015 Purchaser Warrants is at any time on or after the six (6) month anniversary of the December 2015 Original Issue Date and on or prior to the five (5) year anniversary of the December 2015 Initial Trading Date of the Company’s common stock on a Trading Market.

The exercise price of the December 2015 Purchaser Warrants is $0.30 per share of the Company’s common stock, as may be adjusted from time to time pursuant to the antidilution provisions of the December 2015 Purchaser Warrants.

The December 2015 Purchaser Warrants are exercisable by the Purchaser in whole or in part, as either a cash exercise or as a “cashless” exercise.

The Company evaluated the Warrants under ASC 480 “Distinguishing Liabilities From Equity” and ASC 815 “Derivatives and Hedging”. Due to the existence of the antidilution provision, which reduces the Exercise Price and Conversion Price in the event of subsequent Dilutive Issuances, the December 2015 Purchaser Warrants are not indexed to the Company’s common stock, and the Company determined that the December 2015 Purchaser Warrants meet the definition of a derivative under ASC 815.

At each subsequent reporting date, the fair value of the Purchaser Warrants will be remeasured and changes in the fair value will be reported in the consolidated Statements of Operations. The original fair value of the warrants were $439,107 and the remeasured fair value at November 30, 2016 was $368,311. At December 31, 2016, the warrant liability was re-measured at fair value that was determined to be $367,958. During the one month ended December 31, 2016 (Successor), the Company recorded a gain on warrant re-valuation of $353.

	December 31, 2016	Year Ended December 31, 2015

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	50.0%	50.0%
Risk-free interest rate	1.70%	1.74%
Expected term of options (years)	0.5	.5 - 1.5
Stock price	$0.11	$0.25
Exercise price	$0.30	$0.30

December 2015 Purchaser Common Stock

The December 2015 Purchasers were issued a total of 2,500,000 shares of the Company’s common stock, valued at $625,000 (based on the estimated fair value of the stock on the date of grant).

Debt Discount

The Company issued the December 2015 Notes with warrants that require liability treatment under ASC 815. As such, the proceeds of the notes were allocated, based on fair values, as follows: original issue discount of $138,000, $625,000 to the common shares issued, $439,107 to the warrants granted, and $88,983 to the embedded derivative, resulting in a debt discount to such notes of $862,500 with the remaining amount of approximately $429,000 expensed at inception of the note. The debt discount is accreted to interest expense over the term of the note.

The Company recorded debt discount accretion of $48,791 to interest expense in the consolidated Statements of Operations during the one month ended December 31, 2016 (Successor) and has an unamortized debt discount of $273,859 as of December 31, 2016 (Successor).

NOTE 10 – NOTES PAYBALE

Predecessor

CCI borrows funds from third parties from time to time for working capital purposes. For the year ended December 31, 2015 (Predecessor), CCI had borrowings of $144,939 (including $29,039 of debt discount), repayments of $104,044, and accretion of debt discount of $29,039 for a balance of $40,895 at December 31, 2015. For the eleven months ended November 30, 2016 (Predecessor), CCI had borrowings of $257,100 (including $31,500 of debt discount), repayments of $174,338, and accretion of debt discount of $31,500.

CCI issued notes payable to Menno Holterman (“Holterman Notes”), a director of CCI. As of December 31, 2014, CCI had borrowed $181,408 bearing interest at 10% (“December 2014 Note”). During the year ended December 31, 2015, CCI borrowed an additional $278,273 bearing no interest and had no repayments for a balance of $459,681 at December 31, 2015. During the eleven months ended November 30, 2016, CCI borrowed an additional $157,442 bearing no interest and had no repayments. For the 2015 and 2016 Notes, we imputed interest on the principal amount of the borrowings at 10% per annum. The terms of the December 2014 note call for interest only payments payable for the first three months of the note and beginning April 2015, payment of principal amortized over the remaining term of the note plus interest. The note was due June 1, 2016. As CCI is in default, the Holterman Notes were reclassed to short term note payable – related party. CCI recognized interest expense of $46,144 and $24,963 under Other (income) expense in the accompanying Statements of Operations for the eleven months ended November 30, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor), respectively.

On October 1, 2014, CCI, through Owen deVries, its CEO and director, borrowed $50,000 from a related party through common ownership for working capital purposes. The loan was due on January 1, 2015 and bearing no interest. CCI imputed interest on $50,000 principal amount of the borrowings at 10% per annum. The note was repaid on January 2, 2015.

NOTE 11 – stock transactionS

Predecessor

On March 30, 2015, CCI issued 200,000 preferred shares for aggregate gross proceeds of $200,000. On December 21, 2015, the preferred shares were exchanged for 232,000 common shares in a restructuring.

On December 21, 2015, CCI issued 8,800,000 common shares to the shareholders. This transaction was accounted for as a stock split.

CCI has retroactively restated per share and the outstanding shares for weighted average shares used in the basic and diluted earnings per share calculations for all periods presented, as a result of the reorganization.

Successor

As of December 31, 2016, the Company previously issued common shares pursuant to the terms of the Consent, Waiver and Modification Agreement (the “Agreement”) with certain Purchasers of Purchase Agreement dated December 23, 2015. The waivers contained in the Agreement were related to an increase in the shares issuable under the Company’s 2015 Stock Option Plan, a waiver of the right to participate in additional offerings by the Company, and allowing up to 20,000,000 shares of the Company’s common stock to be issued pursuant to a private or public offering at a price of not less than $0.30 per share. As consideration for the terms contained in the Agreement, as well as for a fee of $0.0001 per share, the Company issued an aggregate of 1,000,000 shares to the Purchasers. The aggregate fair market value of these shares was approximately $200,000 as the fair market value of the stock was $0.20 per share. We used recent sales of stock to determine the fair market value of these transactions.

NOTE 12 – STOCK BASED COMPENSATION

2015 Equity Incentive Plan (Successor)

As of December 31, 2016, the board of directors and shareholders of the Company previously authorized the adoption and implementation of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company's shareholders. Under the 2015 Plan, an aggregate of 20,000,000 shares of the Company's common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. The exercise price for each option may not be less than fair market value of the common stock on the date of grant, and shall vest as determined by the Company’s board of directors but shall not exceed a ten-year period.

As of December 31, 2016, the Company issued a total of 400,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $100,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $2,084 under general and administrative expenses in the accompanying consolidated Statements of Operations for the one month ended December 31, 2016 (Predecessor) with $35,417 remaining to be amortized. As of December 31, 2016, the Advisors had vested in 258,333 shares with 141,667 shares to vest over the remaining vesting period.

As of December 31, 2016, the Company previously granted to its CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The Black-Scholes option-pricing model used the following weighted average assumptions as of December 31, 2016: (i) no dividend yield for each year, (ii) volatility of 35.6 percent, (iii) risk-free interest rate of 1.87 percent, (iv) stock price of $0.25, (v) exercise price of $0.005, and (vi) expected life of 6.0 years. The options will vest 50% on the first anniversary of the grant date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the Grant Date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by the Company from the grant date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of the Company’s common stock subject to the Option shall fully vest if the Company shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by the Company pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the Grant Date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. The Company recognized expense of $24,302 for the one month ended December 31, 2016 (Successor) within stock based compensation – related party in the accompanying consolidated Statement of Operations with the remaining $45,391 to be recognized over the remaining vesting period of five months.

The following represents a summary of the Options outstanding at December 31, 2016 and changes during the period then ended:

		Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value *
Outstanding at December 1, 2016	10,000,000	$0.005	$1,100,000
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at December 31, 2016	10,000,000	$0.005	$1,100,000
Exercisable at December 31, 2016	7,916,665	$-	$-
Expected to be vested	10,000,000	$0.005	$-

* Based on the Company’s stock price on December 1, 2016 (Successor) and December 31 2016 (Successor), respectively

NOTE 13 – Related Party Transactions

Other than as set forth below, and as disclosed in Notes 3, 8, 10, 11, 12, and 16, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

Sublease

The Company’s customer service and distribution facility is subleased at $7,834 per month through CCI for a period of eighteen months. The sublease may be terminated by either party with ninety (90) days written notice. On March 1, 2017, the Company gave ninety day written notice to terminate the sublease with no costs to terminate the lease.

Employment Agreements (Successor)

The Company previously had a consulting agreement with its CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If the Company terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $15,000 for the month ended December 31, 2016 (Successor). Deferred compensation totaling $529,000 as of December 31, 2016 (Successor), is included in Accrued Compensation in the accompanying consolidated Balance Sheet. Deferred compensation includes $315,000 related to the employment agreement and $214,000 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the CEO totaling approximately $43,239. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

The Company previously had a consulting agreement with its secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If the Company terminates the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $6,667 for the month ended December 31, 2016 (Successor). Deferred compensation totaling $247,000 as of December 31, 2016 (Successor), is included in Accrued Compensation in the accompanying consolidated Balance Sheet. Deferred compensation includes $133,333 related to the employment agreement and $113,667 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the Secretary totaling approximately $7,176. Employee benefits include use of a car and car insurance.

Consulting Agreement

On December 1, 2016, the Company entered into a consulting agreement with Owen deVries, CCI’s CEO and director. The agreement calls for Mr. deVries to develop strategic partnerships and international business on the Company’s behalf for initial monthly payments of $11,000. The agreement was amended in April 2017 to reduce the monthly payment to $4,000. The agreement may be terminated given 90 day written notice.

Loan and Advances

Successor

During 2016, the Company received advances from its CEO/director totaling $256,606, incurred business expenses of $551,724 (comprised of operating expenses of $334,627, inventory purchases totaling $213,815, and purchased equipment of $3,282) and had repayments of $817,527. The Company has a balance owed to the related party of $440,747 at December 31, 2016 (Successor). During 2016, the Company incurred $180,000 of deferred compensation related to the CEO/director’s employment agreement and $80,000 of deferred compensation related to the Secretary’s employment agreement. As of December 31, 2016 (Successor), accrued compensation-related party was $776,000.

NOTE 14 – INCOME TAXES

At December 31, 2016 (Successor), net operating loss carry forwards for Federal and state income tax purposes totaling approximately $2,914,000 available to reduce future income which, if not utilized, will begin to expire in the year 2032. There is no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

A reconciliation of the statutory income tax rates and the effective tax rate is as follows:

	For the One Month Ended December 31,	For the Eleven Months Ended November 30,	For the Year Ended December 31,
	2016	2016	2015
	Successor	Predecessor	Predecessor

Statutory U.S. federal rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	5.9%	5.9%	5.9%
Permanent differences	(8.3)%	(2.8)%	(2.1)%
Valuation allowance	(31.6)%	(37.1)%	(37.8)%

Provision for income taxes	0.0%	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	December 31,	December 31,
	2016	2015
	Successor	Predecessor

Deferred tax assets:
Net operating loss carry forwards	$1,161,751	$1,071,043
Stock based compensation	1,043,626	-
Valuation allowance	(2,205,377)	(1,071,043)
	$-	$-

Major tax jurisdictions are the United States and California. All of the tax years will remain open three and four years for examination by the Federal and state tax authorities, respectively, from the date of utilization of the net operating loss. There are no tax audits pending.

NOTE 15 – EARNINGS PER SHARE

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

Basic and diluted earnings (loss) per share are the same since net losses for all periods presented and including the additional potential common shares would have an anti-dilutive effect.

The following table sets forth the computation of basic and diluted net income per share:

	For the One	For the Eleven
	Month Ended	Months Ended	For the Year Ended
	December 31,	November 30,	December 31,
	2016	2016	2015
	Successor	Predecessor	Predecessor

Net loss attributable to the common stockholders	$(199,142)	$(632,388)	$(800,582)

Basic weighted average outstanding shares of common stock	43,163,881	10,032,000	9,806,356
Dilutive effect of options and warrants	-	-	-
Diluted weighted average common stock and common stock equivalents	43,163,881	10,032,000	9,806,356

Loss per share:
Basic and diluted	$(0.00)	$(0.06)	$(0.08)

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has month-to month leases for its headquarters and its sales and marketing office. The total rent is approximately $3,200 per month.

The Company’s customer service and distribution facility is located at 1933 S. Broadway. Los Angeles, California. This facility is subleased at $7,834 per month through CCI for a period of eighteen months. The sublease may be terminated by either party with ninety (90) days written notice. On March 1, 2017, the Company gave ninety day written notice to terminate the sublease with no costs to terminate the lease.

Rent expense was approximately $11,031 for the one month ended December 31, 2016 (Successor), $84,572 for the eleven months ended November 30, 2016 (Predecessor) and $63,908 for the year ended December 31, 2015 (Predecessor).

Legal

From time to time, various lawsuits and legal proceedings may arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any legal proceedings or claims that it believes will have a material adverse effect on its business, financial condition or operating results.

NOTE 17 – SUBSEQUENT EVENTS (SUCCESSOR)

On March 17, 2017, the Company held an annual meeting of its shareholders. At the annual meeting, the majority shareholders of the Company approved an amendment to the articles of incorporation, authorizing one share of Series A Preferred stock, which would be issued to Joseph Segelman. The share of Series A Preferred stock shall vote together as a single class with the holders of the Company’s common stock, and the holders of any other class or series of shares entitled to vote with the common stock, with the holder of the Series A Preferred stock being entitled to fifty-one percent (51%) of the total votes on all such matters regardless of the actual number of shares of Series A Preferred stock then outstanding, and the holders of the common stock and any other shares entitled to vote shall be entitled to their proportional share of the remaining forty-nine percent (49%) of the total votes based on their respective voting power. The share of Series A Preferred stock shall not be entitled to receive any distributions in the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary. The share of Series A Preferred stock shall not be eligible to receive dividends. The class of Series A Preferred stock shall be automatically cancelled ten (10) years after the initial issue date of such Series A Preferred stock.

On May 19, 2017, the Company received the file stamped certificate of amendment from the state of Delaware, which lists an effective date of March 20, 2017. On May 23, 2017, the Company issued the share of Series A Preferred stock to Joseph Segelman, which will allow Mr. Segelman to maintain fifty-one percent (51%) voting control of the Company regardless of how many shares of common stock are issued and outstanding. Therefore, the Company considers the Series A Preferred stock to be issued on May 23, 2017.

On March 17, 2017, the shareholders of the Company approved a corporate name change to Reign Corporation to better identify the business operations of the Company, as due to recent acquisitions, the Company no longer only sells sapphire jewelry. The Company believes it will be better positioned in the future with a corporate name that does not identify the Company with only one business line.

On January 2, 2017, the Company issued 150,000 restricted common shares, valued at $14,985 (based on our stock price on the date of grant) for outside consulting services.

On January 22, 2017, the Company issued a total of 103,200 restricted common shares to our employees, valued at $5,160 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

There were no other events subsequent to December 31, 2016, and up to the date of this filing that would require disclosure.

