Form 10-K/A
period 2016-12-31
Reign Sapphire Corp
filed 2017-05-31
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Reign Corporation Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on May 30, 2017 (the “Form 10-K”), is to correct the date of the Report of Independent Registered Public Accounting Firm from May 30, 2016 to May 30, 2017.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way, disclosures made in the original Form 10-K.

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

3.	Exhibits:

Exhibit No.	Description
Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 22, 2015 and as currently in effect. (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

3.2*	Bylaws of the Registrant, as currently in effect.

4.1*	Form of the Registrant’s common stock certificate.

5.1*	Legal Opinion of Qian & Company, a California Professional Law Corporation.

10.1*+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.

10.2*+	Employment Agreement, dated April 1, 2015, between the Registrant and Joseph Segelman.

10.3*+	Employment Agreement, dated April 1, 2015, between the Registrant and Chaya Segelman.

10.4*+	2015 Equity Incentive Plan, as amended and currently in effect (Filed as Exhibit 10.8 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.5*+	Share Option Agreement, dated May 1, 2015, between the Registrant and Joseph Segelman.

10.6*	Securities Purchase Agreement dated as of December 23, 2015 by and among the Registrant and the Purchasers defined and identified therein (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.7*	Form of Secured Convertible Note issued under the Securities Purchase Agreement included as Exhibit 10.6 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.8*	Security Agreement dated as December 23, 2015 by and among the Company and the Collateral Agent and Secured Parties defined and identified therein. (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.9*	Corporate Guaranty dated as December 23, 2015 entered into by Australian Sapphire Corporation as guarantor for the benefit of the Collateral Agent and the Lenders defined and identified therein. (Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.10*	Guarantor Security Agreement dated as December 23, 2015 by and among Australian Sapphire Corporation as guarantor and the Collateral Agent and Secured Parties defined and identified therein delivered in connection with the Corporate Guaranty included as Exhibit 10.9. (Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.11*	Personal Guaranty dated as December 23, 2015 entered into by Joseph Segelman as guarantor for the benefit of the Collateral Agent and the Lenders defined and identified therein. (Filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.12*	Form of Common Stock Purchase Warrant issued under the Securities Purchase Agreement included as Exhibit 10.6 (Filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.13*	Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.14*	Assignment and Assumption Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.15*	Bill of Sale under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.16*	Confidentiality and Proprietary Rights Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.17*	Intellectual Property Assignment Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.18*	Securities Purchase Agreement dated as of November 10, 2016 by and among the Registrant and the Purchasers defined and identified therein (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

10.19*	Form of Secured Convertible Note issued under the Securities Purchase Agreement included as Exhibit 10.1 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

10.20*	Form of Common Stock Purchase Warrant issued under the Securities Purchase Agreement included as Exhibit 10.1 (Filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Reign Sapphire’s Annual Report on Form 10-K for the year ended December 31, 2016 are formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Shareholders’ Deficit, (iv) the Statements of Cash Flow, and (v) Notes to Financial Statements.

*	Previously filed.

+	Management contract or compensatory plan

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

/s/ Hall and Company

Hall and Company

Irvine, California

May 30, 2017

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

