Form 10-Q
period 2017-03-31
Reign Sapphire Corp
filed 2017-06-02
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2017

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐ Yes      ☑  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes     ☑  No

As of May 30, 2017, we had 43,809,554 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

REIGN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	Successor	Successor
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$9,219	$149,607
Accounts receivable	25,143	-
Inventory	724,852	723,602
Prepaid expenses	833	1,667
Total current assets	760,047	874,876

Equipment, net	35,121	38,050
Intangible assets, net	927,281	947,259
Goodwill	481,947	481,947
Total assets	$2,204,396	$2,342,132

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$17,784	$31,940
Due to related party	531,670	440,747
Accrued compensation - related party	841,000	776,000
Deferred revenue	52,843	78,820
Convertible notes payable, less unamortized debt discount of $132,208 and $273,859 at March 31, 2017 and December 31, 2016, respectively	730,292	588,641
Derivative liabilities	188,465	153,663
Estimated fair value of contingent payments	424,511	424,511
Warrant liabilities	519,058	473,296
Other current liabilities	41,072	35,571
Total current liabilities	3,346,695	3,003,189
Long-term liabilities:
Convertible notes, less unamortized debt discount of $210,045 and $256,722 at at March 31, 2017 and December 31, 2016, respectively	77,457	30,780
Total long-term liabilities	77,457	30,780
Total liabilities	3,424,152	3,033,969

Commitments and contingencies

Shareholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized; 43,767,887 and 43,414,687 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	4,377	4,342
Additional paid-in-capital	5,519,493	5,433,552
Accumulated deficit	(6,743,626)	(6,129,731)
Total shareholders' deficit	(1,219,756)	(691,837)
Total liabilities and shareholders' deficit	$2,204,396	$2,342,132

See accompanying notes to condensed consolidated financial statements

REIGN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months	For the Three Months
	Ended March 31,	Ended March 31,
	2017	2016
	Successor	Predecessor

Net revenues	$268,926	$573,662

Cost of Sales	75,998	276,656

Gross Profit	192,928	297,006

Operating expenses:
Advertising and marketing expenses	82,142	123,291
Stock based compensation - related party	45,991	-
General and administrative	408,964	402,058
Total operating expenses	537,097	525,349
Loss from operations	(344,169)	(228,343)

Other expense:
Change in fair value of warrant liabilities	45,762	-
Change in fair value of derivative liabilities	34,802	-
Other expense	-	1,125
Interest expense	189,162	33,270
Total other expense	269,726	34,395

Loss before income taxes	(613,895)	(262,738)
Income taxes	-	-

Net loss	$(613,895)	$(262,738)

Net loss per share, basic and diluted	$(0.01)	$(0.03)

Weighted average number of shares outstanding Basic and diluted	43,704,883	10,032,000

See accompanying notes to condensed consolidated financial statements

REIGN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months	For the Three Months
	Ended March 31,	Ended March 31,
	2017	2016
	Successor	Predecessor
Cash flows from operating activities:
Net loss	$(613,895)	$(262,738)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock based compensation - related party	45,991	-
Depreciation expense	3,399	3,224
Amortization expense	51,932	15,482
Accretion of debt discount	188,328	31,500
Change in derivative liabilities	34,802	-
Change in warrant liabilities	45,762	-
Estimated fair market value of stock issued for services	25,000	-
Changes in operating assets and liabilities:
Accounts receivable	(25,143)	(107,908)
Inventory	(1,250)	1,603
Prepaid expenses	834	4,449
Deposits	-	-
Accounts payable	829	131,777
Due to related party	90,923	-
Accrued compensation - related party	65,000	-
Deferred revenue	(25,977)	115,880
Other current liabilities	5,501	(18,070)
Net cash used in operating activities	(107,964)	(84,801)

Cash flows from investing activities:
Acquisition of intangible assets	(31,954)	(8,180)
Purchases of computer equipment	(470)	-
Net cash used in investing activities	(32,424)	(8,180)

Cash flows from financing activities:
Proceeds from short-term notes, net of debt issuance costs	-	150,000
Repayments of short term notes	-	(64,047)
Net cash provided by financing activities	-	85,953

Net decrease in cash	(140,388)	(7,028)

Cash at beginning of period	149,607	42,332
Cash at end of period	$9,219	$35,304

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$171
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for payment of accounts payable	$14,985	$-
Total debt discount at origination	$-	$31,500

See accompanying notes to condensed consolidated financial statements

REIGN CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

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

On March 17, 2017, the shareholders of the Company approved an amendment to the Company’s Certificate of Incorporation to designate 1 share of the Company’s authorized 10,000,000 shares of Preferred Stock as Series A Preferred Stock (“Series A Preferred Stock”), which shall vote with the Common Stock, and shall be entitled to fifty-one percent (51%) of the total votes of Common Stock on all such matters voted on. On May 23, 2017, the Company issued the share of Series A Preferred Stock to Joseph Segelman.

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

NOTE 2 – BASIS OF PRESENTATION

The included (a) condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of March 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2016 and 2015 audited financial statements filed on Form 10-K on May 31, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed consolidated financial statements which substantially duplicate the disclosure contained in the financial statements as reported in the Annual Report on Form 10-K for the year ended December 31, 2016 as filed on May 31, 2017, have been omitted.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $6,744,000 and $6,130,000 at March 31, 2017 (Successor) and December 31, 2016 (Successor), respectively, had a working capital deficit of approximately $2,587,000 and $2,128,000 at March 31, 2017 (Successor) and December 31, 2016 (Successor), respectively, had a net loss of approximately $614,000 and $263,000 for the three months ended March 31, 2017 (Successor) and March 31, 2016 (Predecessor), respectively, and net cash used in operating activities of approximately $108,000 and $85,000 for the three months ended March 31, 2017 (Successor) and March 31, 2016 (Predecessor), respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of these condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: inventory valuation, derivative liabilities, warrant liabilities, common stock and option valuation, valuation of acquired intangible assets, and the recoverability of intangibles. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Income Taxes

Income taxes are accounted for under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Balance Sheets in accordance with Accounting Standards Codification (“ASC”) 740, which established financial accounting and reporting standards for the effect of income taxes. The likelihood that its deferred tax assets will be recovered from future taxable income must be assessed and, to the extent that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance in a period are recorded through the income tax provision in the consolidated Statements of Operations.

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

Comprehensive Income

The Company reports comprehensive income in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. There are no items other than net loss affecting comprehensive loss for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively.

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

The results of transactions in foreign currency are remeasured into the functional currency at the average rate of exchange during the reporting period. The Company had no aggregate net foreign currency remeasurements included in general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2017 (Successor), and 2016 (Predecessor), respectively.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into the Company’s reporting currency of USD at the exchange rates prevailing at the balance sheet date. All translation adjustments resulting from the translation of the financial statements into the reporting currency at USD are dealt with as a separate component within shareholders’ equity. There were no translation adjustments for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor).

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

Inventories

Reign Sapphire

Inventories are stated at the lower of cost or market on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of March 31, 2017 (Successor) and December 31, 2016 (Successor), the Company carried primarily loose sapphire jewels and loose sapphire jewels held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of March 31, 2017. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time and are not subject to fashion trends. The estimated fair value per management’s internal assessment is greater than the cost, therefore, there is no indicator of impairment as of March 31, 2017 (Successor).

CCI and Le Bloc

CCI and Le Bloc products are outsourced to a third party for manufacture, made to order, and when completed are shipped to the customer. The inventory for CCI and Le Bloc are considered immaterial as of March 31, 2017 (Successor) and December 31, 2016 (Successor).

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

Impairment of Long-lived Assets and Goodwill

We evaluate goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount.  The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. There are no impairments as of March 31, 2017 (Successor) and December 31, 2016 (Successor).

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There are no impairments as of March 31, 2017 (Successor) and December 31, 2016 (Successor).

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

CCI accounted for the sale of future receivables in accordance with ASC 470, “Debt”, as deferred revenue on the date of the agreement. For the three months ended March 31, 2016 (Predecessor), CCI repaid approximately $57,000 to Knight.

Advertising and Marketing Expenses

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. Advertising and marketing expense was approximately $82,100 and $123,300, for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively.

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2017 (Successor) and December 31, 2016 (Successor), the fair value of cash, accounts receivable, accounts payable and accrued expenses, notes payable, and convertible debt approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The warrant and the embedded derivative liabilities are recognized at fair value on a recurring basis at March 31, 2017 (Successor) and are Level 3 measurements. There have been no transfers between levels.

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

The total number of potential additional dilutive securities outstanding for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), was none since the Company had net losses and any additional potential common shares would have an anti-dilutive effect.

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

The Company has business activities in Australia and Asia, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between USD and the Australian currency AUD. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Aggregate net foreign currency transactions included in the consolidated Statements of Operations was immaterial for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor).

Interest rate risk

Financial assets and liabilities do not have material interest rate risk.

Credit risk

The Company is exposed to credit risk from its cash in bank and accounts receivable. The credit risk on cash in banks is limited because the counterparties are recognized financial institutions.

The Company had no customers that accounted for 10% or more of total revenue for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor). The Company had one customer that accounted for 10%, comprising 68%, or more of accounts receivable at March 31, 2017 (Successor) and no customers that accounted for 10% or more of accounts receivable at December 31, 2016 (Successor).

Foreign currency risk

The Company has transactions settled in AUD. Thus, the Company has foreign currency risk exposure.

Seasonality

The business is subject to substantial seasonal fluctuations.  Historically, a significant portion of net sales and net earnings have been realized during the period from October through December.

Major Suppliers

The Company does not manufacture its own products and currently depends primarily upon ASK Gold to manufacture its products. Pursuant to the acquisition of CCI, the Company issued ASK Gold 1,000,000 shares of the 7,000,000 shares issued in connection to the transaction.

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

NOTE 4 – INVENTORY

Inventories consisted of the following as of:

	March 31, 2017	December 31, 2016
	Successor	Successor

Raw materials	$478,096	$478,096
Work-in-process	112,611	111,361
Samples	134,145	134,145
	$724,852	$723,602

NOTE 5 – Equipment

Equipment consisted of the following as of:

		March 31, 2017	December 31, 2016
	Estimated Life	Successor	Successor

Office equipment	5 years	$2,451	$2,451
Computer equipment	3 years	39,311	39,311
Accumulated depreciation		(7,111)	(3,712)
		$35,121	$38,050

Depreciation expense was $3,399 and $3,224 for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), and is classified in general and administrative expenses in the consolidated Statements of Operations.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

		March 31, 2017	December 31, 2016
	Estimated Life	Successor	Successor

Trademarks	3.3 – 4.5 years	$260,000	$260,000
Website	3 years	67,079	35,125
Acquired tradename	10 years	365,000	365,000
Acquired proprietary design	5 years	80,000	80,000
Acquired developed technology - website	3 years	117,500	117,500
Acquired developed technology – Ipad application	3 years	117,500	117,500
Goodwill	indefinite	481,947	481,947
Accumulated amortization		(79,798)	(27,866)
		$1,409,228	$1,429,206

Amortization expense was $51,932 and $15,482 for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), and is classified in general and administrative expenses in the consolidated Statements of Operations.

NOTE 7 – DUE TO RELATED PARTY

Successor

During the three months ended March 31, 2017, the Company received no advances from its CEO/director, incurred business expenses that were paid by the CEO/director of $351,098 (comprised of operating expenses of $346,977, inventory purchases totaling $1,250, website development costs of $2,401, and purchased equipment of $470) and had repayments of $262,552. The Company has a balance owed to the related party of $531,670 at March 31, 2017 (Successor). During the three months ended March 31, 2017 (Successor), the Company incurred $45,000 of deferred compensation related to the CEO/director’s employment agreement and $20,000 of deferred compensation related to the Secretary’s employment agreement. As of March 31, 2017 (Successor), accrued compensation-related party was $841,000.

Predecessor

CCI had no employment agreement with its CEO and director but CCI still incurred compensation on behalf of the CEO and director. CCI incurred compensation expense of $28,981 in the three months ended March 31, 2016 (Predecessor). There were no amounts due to the CEO and director for unpaid amounts related to business expenses paid by the CEO on behalf of CCI. During the three months ended March 31, 2016 (Predecessor), the CEO and director received employee benefits totaling $6,815. In addition, the CEO/director incurred business expenses of $320 and had repayments for business expenses of $180 for the three months ended March 31, 2016 (Predecessor).

NOTE 8 – CONVERTIBLE NOTE PAYABLE

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

The November 2016 Notes mature on May 10, 2018, eighteen (18) months after the November 2016 Original Issue Date, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the November 2016 Notes. At any time after the November 2016 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of our Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.12 per share, subject to adjustment as provided therein. Each November 2016 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each November 2016 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the November 2016 Note have the right to convert any portion of their November 2016 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The November 2016 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the November 2016 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the November 2016 Notes and accrual of interest as described above. The November 2016 Notes are collectively collateralized by substantially all of the Company’s assets and guarantees of payment of the November 2016 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the November 2016 Notes, subject to the terms of such guaranty agreements.

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

Optional Redemption

The November 2016 Notes provide that commencing six (6) months after the November 2016 Original Issue Date, the Company will have the option of prepaying the outstanding principal amount of the November 2016 Notes (an “November 2016 Optional Redemption”), in whole or in part, by paying to the holders a sum of money in cash equal to one hundred percent (100%) of the principal amount to be redeemed, together with accrued but unpaid interest thereon, if any, and any and all other sums due, accrued or payable to the holder arising under the November 2016 Note through the November 2016 Redemption Payment Date and 2.8986 shares of the Company’s Common Stock for each $1.00 of November 2016 Note principal amount being redeemed. A Notice of Redemption, if given, may be given on the first Trading Day following twenty (20) consecutive Trading Days during which all of the “Equity Conditions”, as defined, have been in effect. As of March 31, 2017, no derivative liability has been recorded for the November 2016 Optional Redemption, as redemption is contingent.

Purchaser Conversion

The November 2016 Purchaser has the right at any time after the November 2016 Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“November 2016 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “November 2016 Conversion Amount”) divided by the November 2016 Purchaser Conversion Price of $0.12, subject to potential future adjustments described below. If the total outstanding balance of the November 2016 Note were convertible as of March 31, 2017, the November 2016 Note would have been convertible into 2,395,850 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the consolidated Balance Sheet at its fair value of $32,016 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the consolidated Statements of Operations. At March 31, 2017 (Successor), the embedded derivative was re-measured at fair value that was determined to be $26,610. During the three months ended March 31, 2017 (Successor), the Company recorded a loss on embedded derivative re-valuation of $2,615.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

		December 31,
	March 31, 2017	2016

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	55.0%	55.0%
Risk-free interest rate	1.03%	1.47%
Expected term of options (years)	1.25 - 4.75	1.5 - 5
Stock price	$0.12	$0.11
Conversion price	$0.12	$0.12

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

The Company evaluated the November 2016 Warrants under ASC 480 “Distinguishing Liabilities From Equity” and ASC 815 “Derivatives and Hedging”. Due to the existence of the antidilution provision, which reduces the November 2016 Exercise Price and November 2016 Conversion Price in the event of subsequent November 2016 Dilutive Issuances, the November 2016 Purchaser Warrants are not indexed to our common stock, and the Company has determined that the November 2016 Purchaser Warrants meet the definition of a derivative under ASC 815. Accordingly, the November 2016 Purchaser Warrants were recorded as derivative liabilities in the consolidated Balance Sheet at their fair value of $108,597 at the date of issuance. At each subsequent reporting date, the fair value of the Purchaser Warrants will be remeasured and changes in the fair value will be reported in the consolidated Statements of Operations. At March 31, 2017, the warrant liability was re-measured at fair value that was determined to be $105,168. During the three months ended March 31, 2017 (Successor), the Company recorded a gain on warrant re-valuation of $170.

The fair value of the November 2016 Purchaser Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

		December 31,
	March 31, 2017	2016

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	55.0%	55.0%
Risk-free interest rate	1.82%	1.93%
Expected term of options (years)	1.25 - 4.75	1.5 - 5
Stock price	$0.12	$0.11
Exercise price	$0.30	$0.30

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

The Company recorded debt discount accretion of $46,677 to interest expense in the consolidated Statements of Operations during the three months ended March 31, 2017 (Successor) and has an unamortized debt discount of $210,045 as of March 31, 2017 (Successor).

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

The December 2015 Notes mature on June 23, 2017, eighteen (18) months after the December 2015 Original Issue Date, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the December 2015 Notes. At any time after the December 2015 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of the Company’s Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a December 2015 Note is $0.12 per share, subject to adjustment as provided therein. Each December 2015 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each December 2015 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the December 2015 Note have the right to convert any portion of their December 2015 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The December 2015 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the December 2015 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the December 2015 Notes and accrual of interest as described above. The December 2015 Notes are collectively collateralized by substantially all of our assets and guarantees of payment of the December 2015 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the December 2015 Notes, subject to the terms of such guaranty agreements.

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

As of December 31, 2016, the Optional Redemption was recorded as a derivative liability on the consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $199,150 and was re-measured at fair value to be $122,528 at March 31, 2017 (Successor). During the three months ended March 31, 2017 (Successor), the Company recorded a loss on Optional Redemption valuation of $25,180 in the change in fair value of derivative liabilities in the accompanying consolidated Statements of Operations.

	March 31, 2017	December 31, 2016

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	52.5%	50.0%
Risk-free interest rate	0.76%	0.62%
Expected term of options (years)	0.25	0.5
Stock price	$0.12	$0.11
Conversion price	$0.12	$0.12

December 2015 Purchaser Conversion

The December 2015 Purchaser has the right at any time after the December 2015 Original Issue Date until the outstanding balance of the December 2015 Note has been paid in full, to convert all or any part of the outstanding balance into shares (“December 2015 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “December 2015 Conversion Amount”) divided by the December 2015 Purchaser Conversion Price of $0.12, subject to potential future adjustments described below. If the total outstanding balance of the Note were convertible as of March 31, 2017, the December 2015 Note would have been convertible into 7,187,500 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the consolidated Statements of Operations. The original fair value of the derivative was $88,983 and at March 31, 2017 (Successor), the embedded derivative was re-measured at fair value that was determined to be $39,327. During the three months ended March 31, 2017 (Successor), the Company recorded a loss on embedded derivative re-valuation of $7,007.

	March 31, 2017	December 31, 2016

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	52.5%	50.0%
Risk-free interest rate	0.76%	0.62%
Expected term of options (years)	0.25	0.5
Stock price	$0.12	$0.11
Conversion price	$0.12	$0.12

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

At each subsequent reporting date, the fair value of the Purchaser Warrants will be remeasured and changes in the fair value will be reported in the consolidated Statements of Operations. The original fair value of the warrants were $439,107 and the remeasured fair value at March 31, 2017 was determined to be $413,890. During the three months ended March 31, 2017 (Successor), the Company recorded a loss on warrant re-valuation of $45,932.

	March 31, 2017	December 31, 2016

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	52.5%	50.0%
Risk-free interest rate	1.66%	1.70%
Expected term of options (years)	0.25	0.5
Stock price	$0.12	$0.11
Exercise price	$0.30	$0.30

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

The Company recorded debt discount accretion of $141,651 to interest expense in the consolidated Statements of Operations during the three months ended March 31, 2017 (Successor) and has an unamortized debt discount of $132,208 as of March 31, 2017 (Successor).

NOTE 9 – NOTES PAYBALE

Predecessor

CCI borrows funds from third parties from time to time for working capital purposes. For the three months ended March 31, 2016 (Predecessor), CCI had borrowings of $181,500 (including $31,500 of debt discount), repayments of $64,047, and accretion of debt discount of $31,500 for a balance of $134,067 at March 31, 2016.

CCI issued notes payable to Menno Holterman (“Holterman Notes”), a director of CCI. During the year ended December 31, 2015, CCI borrowed an additional $278,273 bearing no interest and had no repayments for a balance of $459,681 at December 31, 2015 (“2015 Note”). During the three months ended March 31, 2016, CCI had no borrowings and had no repayments. For the 2015 Note, we imputed interest on the principal amount of the borrowings at 10% per annum. The terms of the December 2014 Note call for interest only payments payable for the first three months of the December 2014 Note and beginning April 2015, payment of principal amortized over the remaining term of the note plus interest. The December 2014 Note was due June 1, 2016. As CCI is in default, the Holterman Notes were reclassed to short term notes payable – related party. CCI recognized interest expense of $11,620 under Other expense in the accompanying consolidated Statements of Operations for the three months ended March 31, 2016 (Predecessor).

NOTE 10 – STOCK TRANSACTIONS

Successor

On January 2, 2017, the Company issued 150,000 restricted common shares for payment of accounts payable of $14,985.

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

As of December 31, 2016, we issued a total of 400,000 restricted common shares to our Advisors, valued at $100,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to our 2015 Equity Incentive Plan (see Note 11).

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

NOTE 11 – STOCK BASED COMPENSATION

2015 Equity Incentive Plan (Successor)

As of March 31, 2017, the board of directors and shareholders of the Company previously authorized the adoption and implementation of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company's shareholders. Under the 2015 Plan, an aggregate of 20,000,000 shares of the Company's common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. The exercise price for each option may not be less than fair market value of the common stock on the date of grant, and shall vest as determined by the Company’s board of directors but shall not exceed a ten-year period.

As of March 31, 2017, the Company issued a total of 400,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $100,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $25,000 under general and administrative expenses in the accompanying consolidated Statements of Operations for the three months ended March 31, 2017 (Successor) with $10,417 remaining to be amortized. As of March 31, 2017, the Advisors had vested in 358,333 shares with 41,667 shares to vest over the remaining vesting period.

As of March 31, 2017, the Company previously granted to its CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The Black-Scholes option-pricing model used the following weighted average assumptions as of December 31, 2016: (i) no dividend yield for each year, (ii) volatility of 35.6 percent, (iii) risk-free interest rate of 1.87 percent, (iv) stock price of $0.25, (v) exercise price of $0.005, and (vi) expected life of 6.0 years. The options will vest 50% on the first anniversary of the grant date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the grant date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by the Company from the grant date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of the Company’s common stock subject to the option shall fully vest if the Company shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by the Company pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the grant date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. The Company recognized expense of $40,831 for the three months ended March 31, 2017 (Successor) within stock based compensation – related party in the accompanying consolidated Statements of Operations with the remaining $4,560 to be recognized over the remaining vesting period of two months.

The following represents a summary of the Options outstanding at March 31, 2017 and changes during the period then ended:

		Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value *
Outstanding at December 31, 2016	10,000,000	$0.005	$1,100,000
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at March 31, 2017	10,000,000	$0.005	$1,200,000
Exercisable at March 31, 2017	9,166,664	$-	$-
Expected to be vested	10,000,000	$0.005	$-

* Based on the Company’s stock price on March 31, 2017 (Successor) and December 31, 2016 (Successor), respectively.

NOTE 12 – Related Party Transactions

Other than as set forth below, and as disclosed in Notes 7, 8, 9, 10 and 11, the Company has not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest.

Sublease

The Company’s customer service and distribution facility is subleased at $7,834 per month through CCI for a period of eighteen months. The sublease may be terminated by either party with ninety (90) days written notice. On March 1, 2017, the Company gave ninety day written notice to terminate the sublease with no costs to terminate the lease.

Employment Agreements (Successor)

The Company previously had a consulting agreement with its CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If the Company terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $45,000 for the three months ended March 31, 2017 (Successor). Deferred compensation totaling $574,000 as of March 31, 2017 (Successor), is included in Accrued Compensation in the accompanying consolidated Balance Sheet. Deferred compensation includes $360,000 related to the employment agreement and $214,000 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the CEO totaling approximately $3,600. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

The Company previously had a consulting agreement with its secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If the Company terminates the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $20,000 for the three months ended March 31, 2017 (Successor). Deferred compensation totaling $267,000 as of March 31, 2017 (Successor), is included in Accrued Compensation in the accompanying consolidated Balance Sheet. Deferred compensation includes $153,333 related to the employment agreement and $113,667 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the Secretary totaling approximately $1,790. Employee benefits include use of a car and car insurance.

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months	For the Three Months
	Ended March 31,	Ended March 31,
	2017	2016
	Successor	Predecessor

Net loss attributable to the common stockholders	$(613,895)	$(262,738)

Basic weighted average outstanding shares of common stock	43,704,883	10,032,000
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	43,704,883	10,032,000

Loss per share:
Basic and diluted	$(0.01)	$(0.03)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

Rent expense was approximately $33,092 and $25,579 for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively.

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

NOTE 15 – SUBSEQUENT EVENTS

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

There were no other events subsequent to March 31, 2017, and up to the date of this filing that would require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this filing. This discussion and other parts of this filing contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, intentions, and beliefs. Our actual results may differ materially from those discussed in these forward-looking statements as a result of various factors, including those referred to under “Risk Factors” (in the Annual Report on Form 10-K for the year ended December 31, 2016 as filed on May 31, 2017) and in other parts of this filing, and you should not place undue certain on these forward-looking statements, which apply only as of the date of this filing.

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

On March 17, 2017, our shareholders approved a corporate name change to Reign Corporation to better identify our business operations, as due to recent acquisition of CCI, we no longer only sells sapphire jewelry. We believe we will be better positioned in the future with a corporate name that does not identify us with only one business line.

We began our planned principal operations, and accordingly, we have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Recent Developments

Financing Transactions

Predecessor

Notes Payable

CCI borrows funds from third parties from time to time for working capital purposes. For the three months ended March 31, 2016, CCI had borrowings of $181,500 (including $31,500 of debt discount), repayments of $64,047, and accretion of debt discount of $31,500 for a balance of $134,067 at March 31, 2016.

CCI issued notes payable to Menno Holterman (“Holterman Notes”), a director of CCI. As of December 31, 2014, CCI had borrowed $181,408 bearing interest at 10% (“December 2014 Note”). During the year ended December 31, 2015, CCI borrowed an additional $278,273 bearing no interest and had no repayments for a balance of $459,681 at December 31, 2015 (“2015 Note”). During the three months ended March 31, 2016, CCI had no borrowings and had no repayments. For the 2015 Note, we imputed interest on the principal amount of the borrowings at 10% per annum. The terms of the December 2014 Note call for interest only payments payable for the first three months of the December 2014 Note and beginning April 2015, payment of principal amortized over the remaining term of the note plus interest. The December 2014 Note was due June 1, 2016. As CCI is in default, the Holterman Notes were reclassed to short term notes payable – related party. CCI recognized interest expense of $11,620 under Other expense in the accompanying consolidated Statements of Operations for the three months ended March 31, 2016 (Predecessor).

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

Due to Related Party

During the three months ended March 31, 2017 (Successor), we received no advances from our CEO/director, incurred business expenses that were paid by the CEO/director of $351,098 (comprised of operating expenses of $346,977, inventory purchases totaling $1,250, website development costs of $2,401, and purchased equipment of $470) and had repayments of $262,552. We have a balance owed to the related party of $531,670 at March 31, 2017 (Successor). During the three months ended March 31, 2017 (Successor), we incurred $45,000 of deferred compensation related to the CEO/director’s employment agreement and $20,000 of deferred compensation related to the Secretary’s employment agreement. As of March 31, 2017 (Successor), accrued compensation-related party was $841,000.

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

November 2016 Optional Redemption

The November 2016 Notes provide that commencing six (6) months after the November 2016 Original Issue Date, we will have the option of prepaying the outstanding principal amount of the November 2016 Notes (an “November 2016 Optional Redemption”), in whole or in part, by paying to the holders a sum of money in cash equal to one hundred percent (100%) of the principal amount to be redeemed, together with accrued but unpaid interest thereon, if any, and any and all other sums due, accrued or payable to the holder arising under the November 2016 Note through the November 2016 Redemption Payment Date and 2.8986 shares of our Common Stock for each $1.00 of November 2016 Note principal amount being redeemed. A Notice of Redemption, if given, may be given on the first Trading Day following twenty (20) consecutive Trading Days during which all of the “Equity Conditions”, as defined, have been in effect. As of March 31, 2017, no derivative liability has been recorded for the November 2016 Optional Redemption, as redemption is contingent.

November 2016 Purchaser Conversion

The November 2016 Purchaser has the right at any time after the November 2016 Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“November 2016 Purchaser Conversion Shares”) of our common stock, of the portion of the outstanding balance being converted (the “November 2016 Conversion Amount”) divided by the November 2016 Purchaser Conversion Price of $0.12, subject to potential future adjustments described below. If the total outstanding balance of the November 2016 Notes were convertible as of March 31, 2017, the November 2016 Notes would have been convertible into 2,395,850 shares of our common stock.

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

December 2015 Purchaser Conversion

The December 2015 Purchaser has the right at any time after the December 2015 Original Issue Date until the outstanding balance of the December 2015 Note has been paid in full, to convert all or any part of the outstanding balance into shares (“December 2015 Purchaser Conversion Shares”) of our common stock, of the portion of the outstanding balance being converted (the “December 2015 Conversion Amount”) divided by the December 2015 Purchaser Conversion Price of $0.12, subject to potential future adjustments described below. If the total outstanding balance of the Note were convertible as of March 31, 2017, the December 2015 Note would have been convertible into 7,187,500 shares of our common stock.

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

Stock Transactions

Common Stock (Successor)

On January 2, 2017, we issued 150,000 restricted common shares for payment of accounts payable of $14,985.

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

As of December 31, 2016, we issued a total of 400,000 restricted common shares to our Advisors, valued at $100,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to our 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. we will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. We recognized compensation expense of $25,000 under general and administrative expenses in the accompanying consolidated Statements of Operations for the three months ended March 31, 2017 (Successor) with $10,417 remaining to be amortized. As of March 31, 2017, the Advisors had vested in 358,333 shares with 41,667 shares to vest over the remaining vesting period.

As of March 31, 2017, we previously granted to our Chief Executive Officer and director (“CEO”), options to purchase 10,000,000 shares of our common stock under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), valued at $2,500,000 (based on the Black Scholes valuation model on the grant date).

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

Results of Operations

Three Months Ended March 31, 2017 (Successor) Compared to the Three Months Ended March 31, 2016 (Predecessor)

The following discussion represents a comparison of our results of operations for the period ended March 31, 2017, which includes the results of operations for the three months ended March 31, 2017 (Successor) compared to the three months ended March 31, 2016 (Predecessor).  The results of operations for the periods shown in our unaudited consolidated financial statements, including the periods shown as Successor and Predecessor, are not necessarily indicative of operating results for the entire period.  In the opinion of management, the unaudited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended March 31, 2017 (Successor)	Three Months Ended March 31, 2016 (Predecessor)

Net revenues	$268,926	$573,662
Cost of sales	75,998	276,656
Gross Profit	192,928	297,006
Operating expenses	537,097	525,349
Other expense	269,726	34,395
Net loss from continuing operation	$(613,895)	$(262,738)

Net Revenues

Net revenues decreased by $304,736, or 53.1%, to $268,926 for the three months ended March 31, 2017 (Successor) from $573,662 for the three months ended March 31, 2016 (Predecessor). The decrease in revenue is primarily the result of a reduction in retail revenue of $300,340 or 57.4%, to $222,775 for the three months ended March 31, 2017 (Successor) from $523,115 for the three months ended March 31, 2016 (Predecessor) due to supply chain issues and marketing costs.

Cost of Sales

Cost of sales decreased by $200,658, or 72.5%, to $75,998 for the three months ended March 31, 2017 (Successor) from $276,656 for the three months ended March 31, 2016 (Predecessor). The decrease in cost of sales was primarily due to the decrease in revenue and the decrease in supplier costs. As a percentage of revenue, cost of sales was 28.3% and 48.2% resulting in a gross margin of 71.7% and 51.8% for the three months ended March 31, 2017 (Successor) and for the three months ended March 31, 2016 (Predecessor), respectively, due to product-wide price increases and decreases in supply chain efficiencies.

Operating expenses

Operating expenses increased by $11,748, or 2.2%, to $537,097 for the three months ended March 31, 2017 (Successor) from $525,349 for the three months ended March 31, 2016 (Predecessor) primarily due to increases in consulting costs of $6,214, rent of $7,514, stock based compensation of $45,991, investor relations costs of $18,955, depreciation and amortization costs of $36,625, and travel expenses of $15,075, and offset primarily by decreases in marketing costs of $41,149, professional fees of $58,073, compensation costs of $6,266, and general and administration costs of $13,137, as a result of reorganizing our administrative infrastructure, primarily consulting costs and investor relations, due to the decrease in revenues and refocusing our marketing initiatives to generate anticipated sales growth.

For the three months ended March 31, 2017 (Successor), we had marketing expenses of $82,142, stock based compensation of $45,991, and general and administrative expenses of $408,964 primarily due to compensation costs of $192,787, consulting costs of $36,758, travel expenses of $21,883, rent of $33,092, professional fees of $20,173, depreciation and amortization costs of $55,331, investor relations costs of $18,955, and general and administration costs of $29,985 as a result of reorganizing our administrative infrastructure, primarily professional fees, due to the decrease in revenues and refocusing our marketing initiatives to generate anticipated sales growth.

For the three months ended March 31, 2016 (Predecessor), we had marketing expenses of $123,291, and general and administrative expenses of $402,058, primarily due to compensation costs of $199,053, consulting costs of $30,544, travel expenses of $6,808, rent of $25,578, professional fees of $78,246, depreciation and amortization costs of $18,706, and general and administration costs of $43,122 as a result of startup marketing initiatives and adding administrative infrastructure, primarily compensation costs and professional fees, for our current and anticipated sales growth.

Other Expense

Other expense for the three months ended March 31, 2017 (Successor) totaled $269,726 primarily due to interest expense of $189,162 in conjunction with debt discount, the change in fair value of warrant liabilities of $45,762, and the change in fair value of derivative liabilities of $34,802, compared to other expense of $34,395 for the three months ended March 31, 2016 (Predecessor) primarily due to interest expense of $33,270 in conjunction with debt discount and other expense of $1,125.

Net loss before income taxes

Net loss before income taxes for the three months ended March 31, 2017 (Successor) totaled $613,895 primarily due to revenue of $268,926 and (increases/decreases) in compensation costs, consulting services costs, rent, professional fees, marketing costs, and general and administration costs compared to a loss of $262,738 for the three months ended March 31, 2016 (Predecessor) primarily due to revenue of $573,662 and (increases/decreases) in compensation costs, consulting services costs, rent, professional fees, marketing costs, and general and administration costs.

Assets and Liabilities

Assets were $2,204,396 as of March 31, 2017. Assets consisted primarily of cash of $9,219, accounts receivable of $25,143, inventory of $724,852 which includes samples inventory of $134,145, prepaid expenses of $833, equipment of $35,121, intangible assets of $927,281, and goodwill of $481,947. Liabilities were $3,424,152 as of March 31, 2017. Liabilities consisted primarily of accrued compensation-related party of $841,000, due to related party of $531,670, accounts payable of $17,784, deferred revenue of $52,843, estimated fair value of contingent payments of $424,511, other current liabilities of $41,072, derivative liabilities of $188,465, warrant liabilities of $519,058, and convertible notes of $807,749 (less unamortized discount of $342,253).

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $140,388 in the three months ended March 31, 2017 resulting from cash used in operating activities of $107,964, and cash used in investing activities of $32,424.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended March 31, 2017 (Successor)	Three Months Ended March 31, 2016 (Predecessor)

Net cash provided by (used in):
Operating activities	$(107,964)	$(84,801)
Investing activities	(32,424)	(8,180)
Financing activities	-	85,953
Net decrease in cash	$(140,388)	$(7,028)

Three Months Ended March 31, 2017 (Successor) Compared to the Three Months Ended March 31, 2016 (Predecessor)

Cash Flows from Operating Activities – For the three months ended March 31, 2017 (Successor), net cash used in operating activities was $107,964. Net cash used in operations was primarily due to a net loss of $(613,895), and the changes in operating assets and liabilities of $110,717, primarily due to a net increase in accounts payable of $829, accrued compensation – related party of $65,000, due to related party of $90,923, and other current liabilities of $5,501, offset primarily by decreases in accounts receivable of $25,143, and deferred revenue of $25,977. In addition, net cash used in operating activities was offset primarily by adjustments to reconcile net loss from stock based compensation – related party of $45,991, the accretion of the debt discount of $188,328, depreciation expense of $3,399, amortization expense of $51,932, the estimated fair market value of stock issued for services of $25,000, the change in derivative liabilities of $34,802, and the change in warrant liabilities of $45,762.

For the three months ended March 31, 2016 (Predecessor), net cash used in operations was $84,801. Net cash used in operations was primarily due to a net loss of $(262,738), offset primarily by depreciation expense of $3,224, amortization expense of $15,482, and the accretion of debt discount of $31,500, and the changes in operating assets and liabilities of $127,731, primarily due to the increase in accounts payable of $131,777, deferred revenue of $115,880, inventory of $1,603, and prepaid expenses of $4,449, offset primarily by accounts receivable of $107,908 and other current liabilities of $18,071.

Cash Flows from Investing Activities – For the three months ended March 31, 2017 (Successor), net cash used in investing activities was $470 for purchases of computer equipment and $31,954 for website development costs.

Cash Flows from Financing Activities – There was no cash provided by financing activities for the three months ending March 31, 2017 (Successor). For the three months ended March 31, 2016 (Predecessor), net cash provided by financing activities was $85,953 due to proceeds from short term notes (net of issuance costs) of $150,000, offset primarily by repayments of short term notes of $64,047.

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

Due to Related Party

During the three months ended March 31, 2017 (Successor), we received no advances from our CEO/director, incurred business expenses that were paid by the CEO/director of $351,098 (comprised of operating expenses of $346,977, inventory purchases totaling $1,250, website development costs of $2,401, and purchased equipment of $470) and had repayments of $262,552. We have a balance owed to the related party of $531,670 at March 31, 2017 (Successor). During the three months ended March 31, 2017 (Successor), we incurred $45,000 of deferred compensation related to the CEO/director’s employment agreement and $20,000 of deferred compensation related to the Secretary’s employment agreement. As of March 31, 2017 (Successor), accrued compensation-related party was $841,000.

Advance from Shareholders (Predecessor)

CCI issued notes payable to Menno Holterman. As of December 31, 2014, CCI had borrowed $181,408 bearing interest at 10%. During the year ended December 31, 2015, CCI borrowed an additional $278,273 bearing no interest and had no repayments for a balance of $459,681 at December 31, 2015. During the three months ended March 31, 2016, CCI had no borrowings and had no repayments. For the 2015 Note, we imputed interest on the principal amount of the borrowings at 10% per annum. The terms of the December 2014 note call for interest only payments payable for the first three months of the note and beginning April 2015, payment of principal amortized over the remaining term of the note plus interest. The note was due June 1, 2016. As CCI is in default, the Holterman Notes were reclassed to short term notes payable – related party. CCI recognized interest expense of $11,620 under Other expense in the accompanying consolidated Statements of Operations for the three months ended March 31, 2016 (Predecessor).

CCI had no employment agreement with its CEO and director, but CCI still incurred compensation on behalf of the CEO and director. CCI incurred compensation expense of $28,981 in the three months ended March 31, 2016 (Predecessor). There were no amounts due to the CEO and director for unpaid amounts related to business expenses paid by the CEO on behalf of CCI. During the three months ended March 31, 2016 (Predecessor), the CEO and director received employee benefits totaling $6,815. In addition, the CEO/director incurred business expenses of $320 and had repayments for business expenses of $180 for the three months ended March 31, 2016 (Predecessor).

Stock Transactions (Successor)

On January 2, 2017, we issued 150,000 restricted common shares for payment of accounts payable of $14,985.

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

As of December 31, 2016, we issued a total of 400,000 restricted common shares to our Advisors, valued at $100,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to our 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. We will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. We recognized compensation expense of $25,000 under general and administrative expenses in the accompanying consolidated Statements of Operations for the three months ended March 31, 2017 (Successor) with $10,417 remaining to be amortized. As of March 31, 2017, the Advisors had vested in 358,333 shares with 41,667 shares to vest over the remaining vesting period.

As of December 31, 2016, we previously issued our CEO, options for 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the grant date). The Black-Scholes option-pricing model used the following weighted average assumptions as of December 31, 2016: (i) no dividend yield for each year, (ii) volatility of 35.6 percent, (iii) risk-free interest rate of 1.87 percent, (iv) stock price of $0.25, (v) exercise price of $0.005, and (vi) expected life of 6.0 years. The options will vest 50% on the first anniversary of the grant date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the grant date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by the Company from the grant date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of the Company’s common stock subject to the option shall fully vest if the Company shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by the Company pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the grant date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. We recognized expense of $40,831 for the three months ended March 31, 2017 (Successor) within stock based compensation in the accompanying consolidated Statement of Operations with the remaining $4,560 to be recognized over the remaining vesting period.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of our business.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

Our independent registered accounting firm has added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements. We had an accumulated deficit of approximately $6,744,000 and $6,130,000 at March 31, 2017 (Successor) and December 31, 2016 (Predecessor), respectively, had a working capital deficit of $2,587,000 and $2,128,000 at March 31, 2017 (Successor) and December 31, 2016 (Predecessor), respectively, had a net loss of approximately $614,000 and $263,000 for the three months ended March 31, 2017 (Successor) and March 31, 2016 (Predecessor), and net cash used in operating activities of approximately $108,000 and $85,000 for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively, with limited revenue earned since inception.

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

Inventories

Inventories are stated at the lower of cost or market on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Our inventory consists of loose sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of March 31, 2017 (Successor) and December 31, 2016 (Successor), we carried primarily loose sapphire jewels and loose sapphire jewels held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. We appraise our inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, we review the inventory each quarter against industry prices from gem-guide and if there is a potential impairment, we would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the appraised value of the sapphires could be significantly lower from the current estimated fair value. Our loose sapphire jewels do not degrade in quality over time and are not subject to fashion trends. In view of the foregoing factors, we have concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of March 31, 2017 and December 31, 2016, respectively.

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

CCI accounted for the sale of future receivables in accordance with ASC 470, Debt, as deferred revenue on the date of the agreement. For the three months ended March 31, 2016 (Predecessor), CCI repaid $57,000 to Knight.

Stock Based Compensation

Issuances of our common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. However, situations may arise in which counter performance may be required over a period of time but the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instruments fully vested on the date of agreement, we determine such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying consolidated Statements of Operations over the contract period. When it is appropriate for us to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation - Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our consolidated Statements of Operations and comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2017 and December 31, 2016, the fair value of inventory, accrued compensation - related party, and advance from shareholder approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using Black-Scholes upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the consolidated Statements of Operations. The debt discount is amortized through interest expense over the life of the debt.

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

Future Contractual Obligations and Commitment

As of March 31, 2017, we had no future contractual obligations and commitments. Future contractual obligations and commitments are based on the terms of the relevant agreements and appropriate classification of items under GAAP as currently in effect. Future events could cause actual payments to differ from these amounts.

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

Convertible Note Payable

November 2016 Securities Purchase Agreement (Successor)

As of December 31, 2016, the Purchasers of the December 2015 Securities Purchase Agreement previously exercised their right under Section 2.4 of the Purchase Agreement, in order to enter into a Subsequent Closing, as that term is defined in the Purchase Agreement, under the same terms as are included in the Purchase Agreement. The November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants were issued on November 10, 2016. November 2016 Purchasers received (i) November 2016 Incentive Shares at the rate of 2.8986 November 2016 Incentive Shares for each $1.00 of November 2016 Note principal issued to such November 2016 Purchaser; (ii) a November 2016 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s November 2016 Note; and (iii) November 2016 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s November 2016 Note principal amount divided by $0.12 (“November 2016 Purchaser Conversion Price”), the conversion price in effect on the November 2016 Initial Closing Date, with a per share exercise price equal to $0.30, subject to adjustment. The aggregate cash subscription amount received by the Company from the purchasers for the issuance of the November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants was approximately $244,945 which was issued at a $42,557 original issue discount from the face value of the November 2016 Note.

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

Employment Agreements

We previously had a consulting agreement with our CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either us or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of the employment agreement expires on December 31, 2018, unless earlier terminated by us or CEO. The agreement provides for automatic one-year renewals, unless either we or CEO give notice of our or his intention not to extend at least 90 days prior to the expiration of any term. In addition, CEO will receive a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by our board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If we terminate CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $45,000 for the three months ended March 31, 2017 (Successor). Deferred compensation totaling $574,000 as of March 31, 2017 (Successor), is included in Accrued Compensation-Related Party. Deferred compensation includes $360,000 related to the employment agreement and $214,000 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the CEO for the three months ended March 31, 2017 (Successor) totaling approximately $3,600. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

We previously had a consulting agreement with our secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either us or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of the employment agreement expires on December 31, 2018, unless earlier terminated by us or Secretary. The agreement provides for automatic one-year renewals, unless either we or Secretary give notice of our or his intention not to extend at least 90 days prior to the expiration of any term. In addition, Secretary will receive a minimum annual base salary of $80,000. If we terminate Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by director and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $20,000 for the three months ended March 31, 2017 (Successor). Deferred compensation totaling $267,000 as of March 31, 2017 (Successor), is included in Accrued Compensation-Related Party. Deferred compensation includes $153,333 related to the employment agreement and $113,667 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the Secretary for the three months ended March 31, 2017 (Successor) totaling approximately $1,790. Employee benefits include use of a car and car insurance.

During the three months ended March 31, 2017 (Successor), we received no advances from our CEO/director, incurred business expenses that were paid by the CEO/director of $351,098 (comprised of operating expenses of $346,977, inventory purchases totaling $1,250, website development costs of $2,401, and purchased equipment of $470) and had repayments of $262,552. We have a balance owed to the related party of $531,670 at March 31, 2017 (Successor). During the three months ended March 31, 2017 (Successor), we incurred $45,000 of deferred compensation related to the CEO/director’s employment agreement and $20,000 of deferred compensation related to the Secretary’s employment agreement. As of March 31, 2017 (Successor), accrued compensation-related party was $841,000.

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

Recent Accounting Pronouncements

Refer to Note 3 in the accompanying notes to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2017 (Successor), we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

The specific material weaknesses identified by the Company’s management as of end of the period covered by this report include the following:

•	we have not performed a risk assessment and mapped our processes to control objectives;

•	we have not implemented comprehensive entity-level internal controls;

•	we have not implemented adequate system and manual controls; and;

•	we do not have sufficient segregation of duties. As such, the officers approve their own related business expense reimbursements

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

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes in the current fiscal year as resources allow:

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the three months ended March 31, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We will continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis.

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

On January 2, 2017, we issued 150,000 restricted common shares for payment of accounts payable of $14,985.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

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

ITEM 4. MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended March 31, 2017, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Reign Corporation (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIGN CORPORATION

Date: June 1, 2017	By:	/s/ Joseph Segelman
Joseph Segelman
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

