Form 10-Q
period 2017-06-30
Reign Sapphire Corp
filed 2017-08-14
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2017

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

(213) 457-3772

(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes      ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☑ Yes      ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes      ☑  No

As of August 14, 2017, we had 46,819,554 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

REIGN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	Successor	Successor
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$32,155	$149,607
Accounts receivable	63,002	—
Inventory	721,739	723,602
Prepaid expenses	—	1,667
Total current assets	816,896	874,876

Equipment, net	32,169	38,050
Intangible assets, net	896,148	947,259
Goodwill	481,947	481,947
Total assets	$2,227,160	$2,342,132

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$201,572	$31,940
Due to related party	537,705	440,747
Accrued compensation - related party	906,000	776,000
Deferred revenue	49,612	78,820
Convertible notes payable, less unamortized debt discount of $0 and $273,859 at June 30, 2017 and December 31, 2016, respectively	1,150,002	588,641
Derivative liabilities	131,240	153,663
Estimated fair value of contingent payments, net	309,879	424,511
Warrant liabilities	585,354	473,296
Other current liabilities	49,560	35,571
Total current liabilities	3,920,924	3,003,189
Long-term liabilities:
Note payable, less unamortized debt issuance costs of $107,500 at June 30, 2017	17,505	—
Convertible notes, less unamortized debt discount of $256,722 at December 31, 2016	—	30,780
Total long-term liabilities	17,505	30,780
Total liabilities	3,938,429	3,033,969

Commitments and contingencies

Shareholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 1 and no shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized; 46,022,887 and 43,414,687 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	4,602	4,342
Additional paid-in-capital	5,992,178	5,433,552
Accumulated deficit	(7,708,049)	(6,129,731)
Total shareholders’ deficit	(1,711,269)	(691,837)
Total liabilities and shareholders’ deficit	$2,227,160	$2,342,132

See accompanying notes to condensed consolidated financial statements

REIGN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months	For the Six Months	For the Three Months	For the Three Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2017	2016	2017	2016
	Successor	Predecessor	Successor	Predecessor

Net revenues	$704,522	$1,095,166	$432,534	$521,505

Cost of sales	274,204	496,606	185,270	219,951

Gross profit	430,318	598,560	247,264	301,554

Operating expenses:
Advertising and marketing expenses	223,295	208,564	141,153	85,273
Stock based compensation - related party	407,651	—	361,660	—
General and administrative	755,807	631,327	359,778	229,269
Total operating expenses	1,386,753	839,891	862,591	314,542
Loss from operations	(956,435)	(241,331)	(615,327)	(12,988)

Other (income) expense:
Change in fair value of warrant liabilities	(139,612)	—	(185,374)	—
Change in fair value of derivative liabilities	(247,515)	—	(282,317)	—
Extinguishment of debt	691,371	—	691,371	—
Other income	—	(2,375)	—	(3,500)
Interest expense	317,639	82,852	128,478	49,582
Total other expense	621,883	80,477	352,158	46,082

Loss before income taxes	(1,578,318)	(321,808)	(967,485)	(59,070)
Income taxes	—	—	—	—

Net loss	$(1,578,318)	$(321,808)	$(967,485)	$(59,070)

Net loss per share, basic and diluted	$(0.04)	$(0.03)	$(0.02)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	44,020,039	10,032,000	44,331,733	10,032,000

See accompanying notes to condensed consolidated financial statements

REIGN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months	For the Six Months
	Ended June 30,	Ended June 30,
	2017	2016
	Successor	Predecessor

Cash flows from operating activities:
Net loss	$(1,578,318)	$(321,808)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock based compensation issued to employees	5,160	—
Stock based compensation - related party	45,391	—
Preferred share issued to CEO - related party	270,000	—
Depreciation expense	6,821	4,157
Amortization expense	106,986	30,964
Accretion of debt discount	315,972	32,730
Change in derivative liabilities	(247,515)	—
Change in warrant liabilities	(139,612)	—
Loss on extinguishment of debt	691,371	—
Estimated fair market value of stock issued for services	118,350	—
Changes in operating assets and liabilities:
Accounts receivable	(63,002)	859
Inventory	1,863	1,173
Prepaid expenses	1,667	13,535
Accounts payable	184,617	298,036
Due to related party	96,958	—
Accrued compensation - related party	130,000	—
Deferred revenue	(29,208)	(92,284)
Estimated fair value of contingent payments, net	(114,632)	—
Other current liabilities	13,989	(13,424)
Net cash used in operating activities	(183,142)	(46,062)

Cash flows from investing activities:
Acquisition of intangible assets	(55,875)	(36,380)
Purchases of computer equipment	(940)	(129)
Net cash used in investing activities	(56,815)	(36,509)

Cash flows from financing activities:
Proceeds from short-term notes, net of debt issuance costs	122,505	150,000
Repayments of short term notes	—	(107,926)
Net cash provided by financing activities	122,505	42,074

Net decrease in cash	(117,452)	(40,497)

Cash at beginning of period	149,607	42,332
Cash at end of period	$32,155	$1,835

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$171
Income taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued for payment of accounts payable	$14,985	$—
Common stock issued in conjunction with notes payable	$105,000
Total debt discount at origination	$—	$31,500

See accompanying notes to condensed consolidated financial statements

REIGN CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

On December 1, 2016, substantially all of the operating assets of Coordinates Collection, Inc. (“CCI” or “Coordinates Collection”) were acquired by Reign Corporation (“RGNP”), formerly known as Reign Sapphire Corporation, (see “Acquisition of Assets Related to the Coordinates Collection Business”). RGNP is a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company. As part of the Acquisition, we created a wholly owned subsidiary, Reign Brands, Inc. (“Reign Brands”), which is a Delaware corporation, and shall act as the operating entity for the acquired CCI assets. The acquisition method of accounting was used to record assets acquired and liabilities assumed by Successor. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying consolidated financial statements of the Predecessor and Successor are not comparable in all material respects since those consolidated financial statements report financial position, results of operations, and cash flows of these two separate entities. CCI’s fixed assets and identifiable intangible assets acquired were recorded based upon their estimated fair values as of the closing date of the Acquisition.  The excess of purchase price over the value of the net assets acquired was recorded as goodwill.

The accompanying condensed consolidated financial statements have been presented on a comparative basis. For periods after the acquisition of the Coordinates Collection (since December 1, 2016), our financial results are referred to as “Successor” and its results of operations combines Reign Corporation operations and the Coordinates Collection operations. For periods prior to the acquisition of the Coordinates Collection brand, our financial results are referred to as “Predecessor” and its operations includes only the Coordinates Collection operations. Where tables are presented, a black line separates the Successor and Predecessor financial information to highlight the lack of comparability between the periods.

Predecessor

CCI, previously known as FD9 Group, Inc., markets and distributes classic custom jewelry through Le Bloc and custom jewelry, inscribed with location coordinates commemorating life’s special moments through Coordinates Collection. CCI was organized as a Delaware corporation in 2013 and is currently based in Los Angeles, California.

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

Successor

RGNP is a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company with 3 niche brands: Reign Sapphire: ethically produced, direct mine-to-consumer sapphire jewelry targeting millennials, Coordinates Collection: custom jewelry, inscribed with location coordinates commemorating life’s special moments, and Le Bloc: classic customized jewelry.

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

The Company has prepared its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

NOTE 2 – BASIS OF PRESENTATION

The included (a) condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated financial statements as of June 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2016 and 2015 Form 10-K on May 31, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed consolidated financial statements which substantially duplicate the disclosure contained in the financial statements as reported in the Annual Report on Form 10-K for the year ended December 31, 2016 as filed on May 31, 2017, have been omitted.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $7,708,000 and $6,130,000 at June 30, 2017 (Successor) and December 31, 2016 (Successor), respectively, had a working capital deficit of approximately $3,104,000 and $2,128,000 at June 30, 2017 (Successor) and December 31, 2016 (Successor), respectively, had a net loss of approximately $967,000 and $1,578,000, and $59,000 and $322,000 for the three and six months ended June 30, 2017 (Successor) and June 30, 2016 (Predecessor), respectively, and net cash used in operating activities of approximately $183,000 and $46,000 for the six months ended June 30, 2017 (Successor) and June 30, 2016 (Predecessor), respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Comprehensive Income

The Company reports comprehensive income in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 220 “Comprehensive Income,” which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in shareholders’ equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. There are no items other than net loss affecting comprehensive loss for the three and six months ended June 30, 2017 (Successor) and 2016 (Predecessor), respectively.

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

The results of transactions in foreign currency are remeasured into the functional currency at the average rate of exchange during the reporting period. The Company had no aggregate net foreign currency remeasurements included in general and administrative expenses in the accompanying consolidated statements of operations for the three and six months ended June 30, 2017 (Successor), and 2016 (Predecessor), respectively.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into the Company’s reporting currency of USD at the exchange rates prevailing at the balance sheet date. All translation adjustments resulting from the translation of the financial statements into the reporting currency at USD are dealt with as a separate component within shareholders’ equity. There were no translation adjustments for the three and six months ended June 30, 2017 (Successor) and 2016 (Predecessor).

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

Inventories

Reign Sapphire

Inventories are stated at the lower of cost or market on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of June 30, 2017 (Successor) and December 31, 2016 (Successor), the Company carried primarily loose sapphire jewels and loose sapphire jewels held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of June 30, 2017. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time and are not subject to fashion trends. The estimated fair value per management’s internal assessment is greater than the cost, therefore, there is no indicator of impairment as of June 30, 2017 (Successor).

CCI and Le Bloc

CCI and Le Bloc products are outsourced to a third party for manufacture, made to order, and when completed are shipped to the customer. The inventory for CCI and Le Bloc are considered immaterial as of June 30, 2017 (Successor) and December 31, 2016 (Successor).

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

Impairment of Long-lived Assets and Goodwill

We evaluate goodwill for impairment annually as of December 31st, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount.  The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. There are no impairments as of June 30, 2017 (Successor) and December 31, 2016 (Successor).

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There are no impairments as of June 30, 2017 (Successor) and December 31, 2016 (Successor).

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

CCI accounted for the sale of future receivables in accordance with ASC 470, “Debt”, as deferred revenue on the date of the agreement. For the three and six months ended June 30, 2016 (Predecessor), CCI repaid approximately $67,000 and $77,000, respectively, to Knight.

Advertising and Marketing Expenses

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. Advertising and marketing expense was approximately $141,200 and $223,300, and $85,300 and $208,600, for the three and six months ended June 30, 2017 (Successor) and 2016 (Predecessor), respectively.

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2017 (Successor) and December 31, 2016 (Successor), the fair value of cash, accounts receivable, accounts payable and accrued expenses, notes payable, and convertible debt approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The warrant and the embedded derivative liabilities are recognized at fair value on a recurring basis at June 30, 2017 (Successor) and are Level 3 measurements. There have been no transfers between levels.

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

Non-Employee Stock Based Compensation

Issuances of the Company’s common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. Although situations may arise in which counter performance may be required over a period of time, the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instruments fully vested on the date of agreement, the Company determines such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying statement of operations over the contract period. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

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

The total number of potential additional dilutive securities outstanding for the three and six months ended June 30, 2017 (Successor) and 2016 (Predecessor), was none since the Company had net losses and any additional potential common shares would have an anti-dilutive effect.

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

The Company has business activities in Australia and Asia, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between USD and the Australian currency AUD. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Aggregate net foreign currency transactions included in the consolidated Statements of Operations was immaterial for the three and six months ended June 30, 2017 (Successor) and 2016 (Predecessor). As the Company generates significant revenues from operations, business activities will also include Australia and Asia and geographic segment reporting will be provided.

Interest rate risk

Financial assets and liabilities do not have material interest rate risk.

Credit risk

The Company is exposed to credit risk from its cash in bank and accounts receivable. The credit risk on cash in banks is limited because the counterparties are recognized financial institutions.

The Company had one customer that accounted for 10%, comprising 13% and 15%, or more of total revenue for the three and six months ended June 30, 2017 (Successor), respectively, and had no customers that accounted for 10% or more of total revenue for the three and six months ended June 30, 2016 (Predecessor). The Company had two customers that accounted for 10%, comprising 68% and 19%, or more of accounts receivable at June 30, 2017 (Successor), respectively, and no customers that accounted for 10% or more of accounts receivable at December 31, 2016 (Successor).

Foreign currency risk

The Company has an insignificant amount of transactions settled in AUD. Thus, the Company has foreign currency risk exposure.

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

FASB ASU 2015-17 “Income Taxes (Topic 740)” – In November 2015, the FASB issued ASU 2015-17, which simplifies the presentation of deferred tax assets and liabilities on the balance sheet.  Previous GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet.  The amendment requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet.  This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

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

NOTE 4 – INVENTORY

Inventories consisted of the following as of:

	June 30, 2017	December 31, 2016
	Successor	Successor

Raw materials	$474,983	$478,096
Work-in-process	112,611	111,361
Samples	134,145	134,145
	$721,739	$723,602

NOTE 5 – Equipment

Equipment consisted of the following as of:

		June 30, 2017	December 31, 2016
	Estimated Life	Successor	Successor

Office equipment	5 years	$3,391	$2,451
Computer equipment	3 years	39,311	39,311
Accumulated depreciation		(10,533)	(3,712)
		$32,169	$38,050

Depreciation expense was $3,422 and $6,821, and $933 and $4,157, for the three and six months ended June 30, 2017 (Successor) and 2016 (Predecessor), and is classified in general and administrative expenses in the consolidated Statements of Operations.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

		June 30, 2017	December 31, 2016
	Estimated Life	Successor	Successor

Trademarks	3.3 – 4.5 years	$260,000	$260,000
Website	3 years	91,000	35,125
Acquired tradename	10 years	365,000	365,000
Acquired proprietary design	5 years	80,000	80,000
Acquired developed technology - website	3 years	117,500	117,500
Acquired developed technology – Ipad application	3 years	117,500	117,500
Goodwill	indefinite	481,947	481,947
Accumulated amortization		(134,852)	(27,866)
		$1,378,095	$1,429,206

Amortization expense was $55,054 and $106,986, and $15,482 and $30,964, for the three and six months ended June 30, 2017 (Successor) and 2016 (Predecessor), and is classified in general and administrative expenses in the consolidated Statements of Operations.

NOTE 7 – DUE TO RELATED PARTY

Successor

During the six months ended June 30, 2017, the Company received no advances from its CEO/director, incurred business expenses that were paid by the CEO/director of $587,154 (comprised of operating expenses of $582,563, inventory purchases totaling $1,250, website development costs of $2,401, and purchased equipment of $940) and had repayments of $490,196. The Company has a balance owed to the related party of $537,705 at June 30, 2017 (Successor). During the three and six months ended June 30, 2017 (Successor), the Company incurred $45,000 and $90,000, respectively, of deferred compensation related to the CEO/director’s employment agreement and $20,000 and $40,000, respectively, of deferred compensation related to the Secretary’s employment agreement. As of June 30, 2017 (Successor), accrued compensation-related party was $906,000.

Predecessor

CCI had no employment agreement with its CEO and director but CCI still incurred compensation on behalf of the CEO and director. CCI incurred compensation expense of $7,793 and $36,774 in the three and six months ended June 30, 2016 (Predecessor), respectively. There were no amounts due to the CEO and director for unpaid amounts related to business expenses paid by the CEO on behalf of CCI. During the three and six months ended June 30, 2016 (Predecessor), the CEO and director received employee benefits totaling $12,024 and $18,839, respectively. In addition, the CEO/director incurred business expenses of $5,000 and $5,320 and had repayments for business expenses of $0 and $180 for the three and six months ended June 30, 2016 (Predecessor), respectively.

NOTE 8 – CONVERTIBLE NOTE PAYABLE

November 2016 (Successor)

As of December 31, 2016, the Company previously entered into a Securities Purchase Agreement (the “November 2016 Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. (collectively “November 2016 Purchasers”) of up to (i) 833,354 shares of the Company’s Common Stock (the “November 2016 Incentive Shares”); (ii) $287,502 aggregate principal amount of Secured Convertible Notes (the “November 2016 Notes”) and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 3,593,775, as amended, shares of the Company’s Common Stock (the “November 2016 Warrants”). The November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants were issued on November 10, 2016 (the “November 2016 Original Issue Date”). November 2016 Purchasers received (i) November 2016 Incentive Shares at the rate of 2.8986 November 2016 Incentive Shares for each $1.00 of November 2016 Note principal issued to such November 2016 Purchaser; (ii) a November 2016 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s November 2016 Note; and (iii) November 2016 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s November 2016 Note principal amount divided by $0.12 (“Purchaser Conversion Price”), the conversion price in effect on the Initial Closing Date, as amended on May 30, 2017 to $0.08, with a per share exercise price equal to $0.30, subject to adjustment. The aggregate cash subscription amount received by the Company from the purchasers for the issuance of the November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants was approximately $244,945 (the “Subscription Amount”) which was issued at a $42,557 original issue discount from the face value of the Note.

The November 2016 Notes mature on May 10, 2018, eighteen (18) months after the November 2016 Original Issue Date, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the November 2016 Notes. At any time after the November 2016 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of our Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note was $0.12 per share, as amended on May 30, 2017 to $0.08, subject to adjustment as provided therein. Each November 2016 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each November 2016 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the November 2016 Note have the right to convert any portion of their November 2016 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The November 2016 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the November 2016 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the November 2016 Notes and accrual of interest as described above. The November 2016 Notes are collectively collateralized by substantially all of the Company’s assets and guarantees of payment of the November 2016 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the November 2016 Notes, subject to the terms of such guaranty agreements.

The November 2016 Purchase Agreement is being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. The Company is still accounting for the interest in accordance with GAAP.

As a result of the failure to timely file our 2016 Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the three month period ended March 31, 2017, the November 2016 and December 2015 Notes were in default. On May 30, 2017, the Company entered into a Second Consent, Waiver and Modification Agreement (the “Agreement”) with certain purchasers of convertible promissory notes (the “Notes”) pursuant to securities purchase agreements dated December 23, 2015 and November 10, 2016, which were amended pursuant to a Consent, Waiver and Modification Agreement dated October 13, 2016. The waivers contained in the Agreement were related to a waiver of the right to participate in additional offerings by the Company, allowing shares of the Company’s common stock to be issued pursuant to a private offering at a price of not less than $0.08 per share as well as warrants exercisable for a period of five years at $0.30 per share, adjusting the conversion price of the Notes issued to the purchasers to $0.08 per share, extending the maturity date of the December 23, 2015 convertible promissory notes to December 31, 2017 and waiving default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-K for the year ended December 31, 2016 and the Form 10-Q for the three month period ended March 31, 2017. Based on ASC 470-50-40, Extinguishments of Debt, the Company recognized $691,371 as an extinguishment of debt under Other (income) expense in the accompanying condensed consolidated Statements of Operations for the three and six months ended June 30, 2017 (Successor). The extinguishment of debt is comprised of changes in the fair value of warrant and derivative liabilities due to the amendment of the notes that were measured immediately prior to and subsequent to the amendment that resulted in extinguishment loss of $176,022 for the November 2016 Purchaser Warrants, $75,648 for the December 2015 Purchaser Warrants, $183,250 for the November 2016 Purchaser Conversion Shares, and $41,842 for the December 2015 Purchaser Conversion Shares, as well as $178,409 for the unamortized debt discount associated with the November 2016 Notes and $36,200 for the unamortized debt discount associated with the December 2015 Notes.

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

As of June 30, 2017, the Optional Redemption was recorded as a derivative liability on the consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $35,015 and was re-measured at fair value to be $20,111 at June 30, 2017 (Successor). During the three and six months ended June 30, 2017, the Company recorded a gain on Optional Redemption valuation of $14,904 and $14,904, respectively.

		December 31,
	June 30, 2017	2016

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	52.5%	55.0%
Risk-free interest rate	1.24%	1.47%
Expected term of options (years)	1.0	1.5 - 5
Stock price	$0.07	$0.11
Conversion price	$0.08	$0.12

Purchaser Conversion

The November 2016 Purchaser has the right at any time after the November 2016 Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“November 2016 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “November 2016 Conversion Amount”) divided by the November 2016 Purchaser Conversion Price of $0.08, as amended on May 30, 2017, subject to potential future adjustments described below. If the total outstanding balance of the November 2016 Note were convertible as of June 30, 2017, the November 2016 Note would have been convertible into 3,593,775 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet at its fair value of $32,016 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the consolidated Statements of Operations. At June 30, 2017 (Successor), the embedded derivative was re-measured at fair value that was determined to be $11,125. During the three and six months ended June 30, 2017 (Successor), the Company recorded a gain on embedded derivative re-valuation of $57,327 and $54,712, respectively.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

		December 31,
	June 30, 2017	2016

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	52.5%	55.0%
Risk-free interest rate	1.24%	1.47%
Expected term of options (years)	1.0	1.5 - 5
Stock price	$0.07	$0.11
Conversion price	$0.08	$0.12

November 2016 Purchaser Warrants

The November 2016 Purchaser Warrants allow the November 2016 Purchaser to purchase up to a number of shares of common stock equal to 100% of such purchaser’s Note principal amount divided by $0.08, as amended on May 30, 2017, with a per share exercise price equal to $0.30, subject to adjustment.

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

The Company evaluated the November 2016 Warrants under ASC 480 “Distinguishing Liabilities From Equity” and ASC 815 “Derivatives and Hedging”. Due to the existence of the antidilution provision, which reduces the November 2016 Exercise Price and November 2016 Conversion Price in the event of subsequent November 2016 Dilutive Issuances, the November 2016 Purchaser Warrants are not indexed to our common stock, and the Company has determined that the November 2016 Purchaser Warrants meet the definition of a derivative under ASC 815. Accordingly, the November 2016 Purchaser Warrants were recorded as derivative liabilities in the consolidated Balance Sheet at their fair value of $108,597 at the date of issuance. At each subsequent reporting date, the fair value of the Purchaser Warrants will be remeasured and changes in the fair value will be reported in the consolidated Statements of Operations. At June 30, 2017, the warrant liability was re-measured at fair value that was determined to be $163,127. During the three and six months ended June 30, 2017 (Successor), the Company recorded a gain on warrant re-valuation of $17,689 and $17,859, respectively.

The fair value of the November 2016 Purchaser Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

	June 30, 2017	December 31, 2016

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	52.5%	55.0%
Risk-free interest rate	1.81%	1.93%
Expected term of options (years)	0.5	1.5 - 5
Stock price	$0.07	$0.11
Exercise price	$0.30	$0.30

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

The Company recorded debt discount accretion of $31,636 and $78,312 to interest expense in the consolidated Statements of Operations during the three and six months ended June 30, 2017 (Successor), respectively, and has an unamortized debt discount of $0 as of June 30, 2017 (Successor).

December 2015 (Successor)

As of December 31, 2016, the Company previously entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. (collectively “Purchasers”) of up to (i) 2,500,000 shares of the Company’s Common Stock (the “December 2015 Incentive Shares”); (ii) $862,500 aggregate principal amount of Secured Convertible Notes (the “December 2015 Notes”) and (iii) December 2015 Common Stock Purchase Warrants to purchase up to an aggregate of 10,781,250, as amended, shares of the Company’s Common Stock (the “December 2015 Warrants”). The December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants were issued on December 23, 2015 (the “Original Issue Date”). December 2015 Purchasers received (i) December 2015 Incentive Shares at the rate of 2.8986 December 2015 Incentive Shares for each $1.00 of December 2015 Note principal issued to such December 2015 Purchaser; (ii) a December 2015 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s December 2015 Note; and (iii) December 2015 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s December 2015 Note principal amount divided by $0.12 (“December 2015 Purchaser Conversion Price”), the conversion price in effect on the Initial Closing Date, as amended on May 30, 2017 to $0.08, with a per share exercise price equal to $0.30, subject to adjustment. The aggregate cash subscription amount received by the Company from the purchasers for the issuance of the December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants was approximately $724,500 (the “December 2015 Subscription Amount”) which was issued at a $138,000 original issue discount from the face value of the December 2015 Note.

The December 2015 Notes mature on June 23, 2017, eighteen (18) months after the December 2015 Original Issue Date, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the December 2015 Notes. At any time after the December 2015 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of the Company’s Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a December 2015 Note was $0.12 per share, as amended on May 30, 2017 to $0.08, subject to adjustment as provided therein. Each December 2015 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each December 2015 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the December 2015 Note have the right to convert any portion of their December 2015 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The December 2015 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the December 2015 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the December 2015 Notes and accrual of interest as described above. The December 2015 Notes are collectively collateralized by substantially all of our assets and guarantees of payment of the December 2015 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the December 2015 Notes, subject to the terms of such guaranty agreements.

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

As a result of the failure to timely file our 2016 Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the three month period ended March 31, 2017, the November 2016 and December 2015 Notes were in default. On May 30, 2017, the Company entered into a Second Consent, Waiver and Modification Agreement with certain purchasers of convertible promissory notes (the “Notes”) pursuant to securities purchase agreements dated December 23, 2015 and November 10, 2016, which were amended pursuant to a Consent, Waiver and Modification Agreement dated October 13, 2016. The waivers contained in the Agreement were related to a waiver of the right to participate in additional offerings by the Company, allowing shares of the Company’s common stock to be issued pursuant to a private offering at a price of not less than $0.08 per share as well as warrants exercisable for a period of five years at $0.30 per share, adjusting the conversion price of the Notes issued to the purchasers to $0.08 per share, extending the maturity date of the December 23, 2015 convertible promissory notes to December 31, 2017 and waiving default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-K for the year ended December 31, 2016 and the Form 10-Q for the three month period ended March 31, 2017. Based on ASC 470-50-40, Extinguishments of Debt, the Company recognized $691,371 as an extinguishment of debt under Other (income) expense in the accompanying consolidated Statements of Operations for the three and six months ended June 30, 2017 (Successor). The extinguishment of debt is comprised of changes in the fair value of warrant and derivative liabilities due to the amendment of the notes that were measured immediately prior to and subsequent to the amendment that resulted in extinguishment loss of $176,022 for the November 2016 Purchaser Warrants, $75,648 for the December 2015 Purchaser Warrants, $183,250 for the November 2016 Purchaser Conversion Shares, and $41,842 for the December 2015 Purchaser Conversion Shares, as well as $178,409 for the unamortized debt discount associated with the November 2016 Notes and $36,200 for the unamortized debt discount associated with the December 2015 Notes.

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

As of December 31, 2016, the Optional Redemption was recorded as a derivative liability on the consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $199,150 and was re-measured at fair value to be $70,004 at June 30, 2017 (Successor). During the three and six months ended June 30, 2017 (Successor), the Company recorded a gain on Optional Redemption valuation of $52,524 and $27,344, respectively, in the change in fair value of derivative liabilities in the accompanying consolidated Statements of Operations.

	June 30, 2017	December 31, 2016

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	50.0%	50.0%
Risk-free interest rate	1.14%	0.62%
Expected term of options (years)	0.5	0.5
Stock price	$0.07	$0.11
Conversion price	$0.08	$0.12

December 2015 Purchaser Conversion

The December 2015 Purchaser has the right at any time after the December 2015 Original Issue Date until the outstanding balance of the December 2015 Note has been paid in full, to convert all or any part of the outstanding balance into shares (“December 2015 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “December 2015 Conversion Amount”) divided by the December 2015 Purchaser Conversion Price of $0.08, as amended on May 30, 2017, subject to potential future adjustments described below. If the total outstanding balance of the Note were convertible as of June 30, 2017, the December 2015 Note would have been convertible into 10,781,250 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the consolidated Statements of Operations. The original fair value of the derivative was $88,983 and at June 30, 2017 (Successor), the embedded derivative was re-measured at fair value that was determined to be $30,000. During the three and six months ended June 30, 2017 (Successor), the Company recorded a gain on embedded derivative re-valuation of $192,577 and $185,570, respectively.

	June 30, 2017	December 31, 2016

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	50.0%	50.0%
Risk-free interest rate	1.14%	0.62%
Expected term of options (years)	0.5	0.5
Stock price	$0.07	$0.11
Conversion price	$0.08	$0.12

December 2015 Purchaser Warrants

The December 2015 Purchaser Warrants allow the December 2015 Purchaser to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s Note principal amount divided by $0.08, as amended on May 30, 2017, with a per share exercise price equal to $0.30, subject to adjustment.

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

At each subsequent reporting date, the fair value of the Purchaser Warrants will be remeasured and changes in the fair value will be reported in the consolidated Statements of Operations. The original fair value of the warrants were $439,107 and the remeasured fair value at June 30, 2017 was determined to be $422,227. During the three and six months ended June 30, 2017 (Successor), the Company recorded a gain on warrant re-valuation of $167,685 and $121,753, respectively.

	June 30, 2017	December 31, 2016

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	50.0%	50.0%
Risk-free interest rate	1.63%	1.70%
Expected term of options (years)	0.5	0.5
Stock price	$0.07	$0.11
Exercise price	$0.30	$0.30

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

The Company recorded debt discount accretion of $96,008 and $237,660 to interest expense in the consolidated Statements of Operations during the three and six months ended June 30, 2017 (Successor), respectively and has no unamortized debt discount remaining as of June 30, 2017 (Successor).

Changes in the derivative and warrant liabilities were as follows:

Derivative liabilities:
December 31, 2016	$153,663
Decrease in fair value	(282,530)
Change due to extinguishment of debt	225,092
Valuation of November 2016 Optional Redemption shares	35,015
June 30, 2017	$131,240

Warrant liabilities:
December 31, 2016	$473,296
Decrease in fair value	(139,612)
Change due to extinguishment of debt	251,670
June 30, 2017	$585,354

NOTE 9 – NOTES PAYBALE

Successor

On June 30, 2017, the Company entered into a Loan Agreement, a Secured Promissory Note (“Note”) and a personal guarantee with respect to the funding by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. The Company, until December 31, 2018, has the ability to request quarterly advances of up to the lesser of (i) $250,000 or (ii) one sixth (1/6) of the revenue reported in the Form 10-Q or 10-K for the previous calendar quarter or previous fiscal year, whichever is most recent, provided that such revenue generated a profit of at least 10 percent (10%). The investors may advance the funds in their absolute discretion. In June 2017, the Company was advanced $125,005. The Note shall become due and payable 18 months from each advance date. The Company must make payments to the investors in an amount of $350, including interest at 10% per annum, every business day from the date of the first advance, which shall be increased proportionately upon each advance. The Note is secured with the assets of the Company pursuant to a security agreement dated December 23, 2015. In addition, the Company’s CEO has personally guaranteed the Note. As additional consideration for the loan, the investors received 1,500,000 shares of restricted common stock, in aggregate, valued at $105,000 (based on our stock price on the date of grant) along with $2,500 in cash for reimbursement of expenses incurred and recorded as debt issuance costs.

The Agreement and Note are being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. The Company is still accounting for the interest in accordance with GAAP.

Predecessor

CCI borrows funds from third parties from time to time for working capital purposes. For the six months ended June 30, 2016 (Predecessor), CCI had borrowings of $181,500 (including $31,500 of debt discount), repayments of $107,926, and accretion of debt discount of $31,500 for a balance of $115,699 at June 30, 2016.

CCI issued notes payable to Menno Holterman (“Holterman Notes”), a director of CCI. During the year ended December 31, 2015, CCI borrowed an additional $278,273 bearing no interest and had no repayments for a balance of $459,681 at December 31, 2015 (“2015 Note”). During the six months ended June 30, 2016, CCI had no borrowings and had no repayments. For the 2015 Note, we imputed interest on the principal amount of the borrowings at 10% per annum. The terms of the December 2014 Note call for interest only payments payable for the first three months of the December 2014 Note and beginning April 2015, payment of principal amortized over the remaining term of the note plus interest. The December 2014 Note was due June 1, 2016. As CCI is in default, the Holterman Notes were reclassed to short term notes payable – related party. CCI recognized interest expense of $11,620 and $23,240 under Other expense in the accompanying condensed consolidated Statements of Operations for the three and six months ended June 30, 2016 (Predecessor), respectively.

NOTE 10 – STOCK TRANSACTIONS

Successor

Preferred Stock

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

On May 19, 2017, the Company received the file stamped certificate of amendment from the state of Delaware, which lists an effective date of March 20, 2017. On May 23, 2017, the Company issued the share of Series A Preferred stock to Joseph Segelman, valued at $270,000 (based on the estimated fair value of the stock and control premium on the date of grant), which will allow Mr. Segelman to maintain fifty-one percent (51%) voting control of the Company regardless of how many shares of common stock are issued and outstanding. Therefore, the Company considers the Series A Preferred stock to be issued on May 23, 2017.

Common Stock

On June 30, 2017, the Company entered into an Agreement and Note by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. As additional consideration for the loan, the investors received 1,500,000 shares of restricted common stock, in aggregate, valued at $105,000 (based on our stock price on the date of grant) (see Note 9).

During the six months ended June 30, 2017, the Company issued 730,000 restricted common shares for services of $87,100 (based on our stock price on the date of grant).

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

NOTE 11 – STOCK BASED COMPENSATION

2015 Equity Incentive Plan (Successor)

As of June 30, 2017, the board of directors and shareholders of the Company previously authorized the adoption and implementation of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company’s shareholders. Under the 2015 Plan, an aggregate of 20,000,000 shares of the Company’s common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. The exercise price for each option may not be less than fair market value of the common stock on the date of grant, and shall vest as determined by the Company’s board of directors but shall not exceed a ten-year period.

As of June 30, 2017, the Company issued a total of 400,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $100,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $6,250 and $31,250 under general and administrative expenses in the accompanying consolidated Statements of Operations for the three and six months ended June 30, 2017 (Successor), respectively with $4,167 remaining to be amortized. As of June 30, 2017, the Advisors had vested in 383,333 shares with 16,667 shares to vest over the remaining vesting period.

As of June 30, 2017, the Company previously granted to its CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The Black-Scholes option-pricing model used the following weighted average assumptions as of December 31, 2016: (i) no dividend yield for each year, (ii) volatility of 35.6 percent, (iii) risk-free interest rate of 1.87 percent, (iv) stock price of $0.25, (v) exercise price of $0.005, and (vi) expected life of 6.0 years. The options will vest 50% on the first anniversary of the grant date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the grant date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by the Company from the grant date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of the Company’s common stock subject to the option shall fully vest if the Company shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by the Company pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the grant date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017.

The Company recognized expense of $4,560 and $45,391 for the three and six months ended June 30, 2017 (Successor), respectively within stock based compensation – related party in the accompanying consolidated Statements of Operations with no amounts remaining to be recognized.

The following represents a summary of the Options outstanding at June 30, 2017 and changes during the period then ended:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value *
Outstanding at December 31, 2016	10,000,000	$0.005	$1,100,000
Granted	—	—	—
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at June 30, 2017	10,000,000	$0.005	$700,000
Exercisable at June 30, 2017	10,000,000	$—	$—

* Based on the Company’s stock price on June 30, 2017 (Successor) and December 31, 2016 (Successor), respectively.

NOTE 12 – Related Party Transactions

Other than as set forth below, and as disclosed in Notes 7, 8, 9, 10, 11, 14 and 15, the Company has not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest.

Sublease

The Company’s customer service and distribution facility is subleased at $7,834 per month through CCI for a period of eighteen months. The sublease may be terminated by either party with ninety (90) days written notice. On March 1, 2017, the Company gave ninety day written notice to terminate the sublease with no costs to terminate the lease. Beginning June 1, 2017, the Company leases its customer service and distribution facility on a month-to-month basis for $4,000 per month from a third party.

Employment Agreements (Successor)

The Company previously had a consulting agreement with its CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If the Company terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $45,000 and $90,000 for the three and six months ended June 30, 2017 (Successor), respectively. Deferred compensation totaling $619,000 as of June 30, 2017 (Successor), is included in Accrued Compensation – related party in the accompanying consolidated Balance Sheet. Deferred compensation includes $405,000 related to the employment agreement and $214,000 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the CEO totaling approximately $8,446 during the six months ended June 30, 2017 (Successor). Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

The Company previously had a consulting agreement with its secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If the Company terminates the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $20,000 and $40,000 for the three and six months ended June 30, 2017 (Successor), respectively. Deferred compensation totaling $287,000 as of June 30, 2017 (Successor), is included in Accrued Compensation– related party in the accompanying consolidated Balance Sheet. Deferred compensation includes $173,333 related to the employment agreement and $113,667 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the Secretary totaling approximately $3,580 during the six months ended June 30, 2017 (Successor). Employee benefits include use of a car and car insurance.

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Six Months	For the Six Months	For the Three Months	For the Three Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2017	2016	2017	2016
	Successor	Predecessor	Successor	Predecessor
Net loss attributable to the common stockholders	$(1,578,318)	$(321,808)	$(967,485)	$(59,070)

Basic weighted average outstanding shares of common stock	44,020,039	10,032,000	44,331,733	10,032,000
Dilutive effect of options, warrants, and convertible debt	—	—	—	—
Diluted weighted average common stock and common stock equivalents	44,020,039	10,032,000	44,331,733	10,032,000

Loss per share:
Basic and diluted	$(0.04)	$(0.03)	$(0.02)	$(0.01)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Contingent Payments

On December 1, 2016, we acquired substantially all of the operating assets of CCI. As part of the purchase price of the operating assets of CCI, there is a cash payment of $500,000 contingent upon a future offering and earn out payments for all sales of CCI and RGNP products sold via CCI sales channels for the 2017, 2018, 2019 and 2020 calendar years. The estimated fair value of the contingent payments totaled $424,511 and was recognized as a liability in the accompanying consolidated balance sheets as of December 31, 2016 (Successor). During the six months ended June 30, 2017 (Successor), ASK Gold and CCI each earned $19,612 of earn out payments for a total of $39,224. In addition, the Company paid $95,020 in reimbursement expenses (“Reimbursement Expenses”) that were the responsibility of CCI and will be applied against current and future earn out payments to CCI. The Company applied $19,612 of earn out payments owed to CCI against the Reimbursement Expenses for a net balance of $75,408 owed by CCI to the Company as of June 30, 2017 that is recorded in estimated fair value of contingent payments, net in the accompanying consolidated balance sheets. As of June 30, 2017 (Successor), estimated fair value of contingent payments, net was $309,879.

Operating Leases

The Company has month-to month leases for its headquarters and its sales and marketing office. The total rent is approximately $3,200 per month.

The Company’s customer service and distribution facility is located at 1933 S. Broadway. Los Angeles, California. This facility is subleased at $7,834 per month through CCI for a period of eighteen months. The sublease may be terminated by either party with ninety (90) days written notice. On March 1, 2017, the Company gave ninety day written notice to terminate the sublease with no costs to terminate the lease. Beginning June 1, 2017, the Company leases its customer service and distribution facility on a month-to-month basis for $4,000 per month from a third party.

Rent expense was approximately $34,580 and $67,672, and $22,634 and $48,213, for the three and six months ended June 30, 2017 (Successor) and 2016 (Predecessor), respectively.

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

NOTE 15 – SUBSEQUENT EVENTS

In July 2017, the Company issued 770,000 restricted common shares for services of $46,300 (based on our stock price on the date of grant).

In July 2017, the Company issued a total of 10,000 restricted common shares to two employees, valued at $600 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

As of June 30, 2017, the Company issued a total of 400,000 restricted common shares to members of its Advisors, for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. As of June 30, 2017, the Advisors had vested in 383,333 shares with 16,667 shares to vest over the remaining vesting period (see Note 11).

There were no other events subsequent to June 30, 2017, and up to the date of this filing that would require disclosure.

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

OVERVIEW:

Successor and Predecessor Financial Presentation

On December 1, 2016, substantially all of the operating assets of Coordinates Collection, Inc. (“CCI”) were acquired by Reign Corporation (“RGNP”), formerly known as Reign Sapphire Corporation, (see “Acquisition of Assets Related to the Coordinates Collection Business”). RGNP is a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company. As part of the Acquisition, we created a wholly owned subsidiary, Reign Brands, Inc. (“Reign Brands”), which is a Delaware corporation, and shall act as the operating entity for the acquired CCI assets. The acquisition method of accounting was used to record assets acquired and liabilities assumed by Successor. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying consolidated financial statements of the Predecessor and Successor are not comparable in all material respects since those consolidated financial statements report financial position, results of operations, and cash flows of these two separate entities. CCI’s fixed assets and identifiable intangible assets acquired were recorded based upon their estimated fair values as of the closing date of the Acquisition.  The excess of purchase price over the value of the net assets acquired was recorded as goodwill.

The accompanying consolidated financial information and discussion have been presented on a comparative basis. For periods after the acquisition of the Coordinates Collection (since December 1, 2016), our financial results are referred to as “Successor” and its results of operations combines Reign Sapphire operations and the Coordinates Collection operations. For periods prior to the acquisition of the Coordinates Collection brand, our financial results are referred to as “Predecessor” and its operations includes only the Coordinates Collection operations. Where tables are presented, a black line separates the Successor and Predecessor financial information to highlight the lack of comparability between the periods.

Historical Development

Predecessor

CCI, previously known as FD9 Group, Inc., markets and distributes classic custom jewelry through Le Bloc and custom jewelry, inscribed with location coordinates commemorating life’s special moments through Coordinates Collection. CCI was organized as a Delaware corporation in 2013 and is currently based in Los Angeles, California.

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

Successor

RGNP is a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company with 3 niche brands: Reign Sapphire: ethically produced, direct mine-to-consumer sapphire jewelry targeting millennials, Coordinates Collection: custom jewelry, inscribed with location coordinates commemorating life’s special moments, and Le Bloc: classic customized jewelry.

Reign Sapphire Corporation was established on December 15, 2014 in the State of Delaware as a vertically integrated “mines-gate to retail” model for sapphires – rough sapphires to finished jewelry; a color gemstone brand; and a jewelry brand featuring Australian sapphires. We acquired our Coordinates Collection and Le Bloc brands and the assets related to the production and sale of it on December 1, 2016. See further discussion below under “Acquisition of Assets Related to the Coordinates Collection Business.”

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

On May 19, 2017, we received the file stamped certificate of amendment from the state of Delaware, which lists an effective date of March 20, 2017. On May 23, 2017, we issued the share of Series A Preferred stock to Joseph Segelman, valued at $270,000 (based on the estimated fair value of the stock and control premium on the date of grant), which will allow Mr. Segelman to maintain fifty-one percent (51%) voting control of us regardless of how many shares of common stock are issued and outstanding. Therefore, we consider the Series A Preferred stock to be issued on May 23, 2017.

On March 17, 2017, our shareholders approved a corporate name change to Reign Corporation to better identify our business operations, as due to recent acquisition of CCI, we no longer only sells sapphire jewelry. We believe we will be better positioned in the future with a corporate name that does not identify us with only one business line.

Recent Developments

Financing Transactions

Successor

Amendment and Restatement of Certificate of Incorporation

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

On May 19, 2017, the Company received the file stamped certificate of amendment from the state of Delaware, which lists an effective date of March 20, 2017. On May 23, 2017, the Company issued the share of Series A Preferred stock to Joseph Segelman, valued at $270,000 (based on the estimated fair value of the stock and control premium on the date of grant), which will allow Mr. Segelman to maintain fifty-one percent (51%) voting control of the Company regardless of how many shares of common stock are issued and outstanding. Therefore, the Company considers the Series A Preferred stock to be issued on May 23, 2017.

Note Payable

On June 30, 2017, we entered into a Loan Agreement (“Agreement”), a Secured Promissory Note (“Note”) and a personal guarantee with respect to the funding by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. Until December 31, 2018, we have the ability to request quarterly advances of up to the lesser of (i) $250,000 or (ii) one sixth (1/6) of the revenue reported in the Form 10-Q or 10-K for the previous calendar quarter or previous fiscal year, whichever is most recent, provided that such revenue generated a profit of at least 10 percent (10%). The investors may advance the funds in their absolute discretion. In June 2017, we were advanced $125,005. The Note shall become due and payable 18 months from each advance date. We must make payments to the investors in an amount of $350, including interest at 10% per annum, every business day from the date of the first advance, which shall be increased proportionately upon each advance. The Note is secured with our assets pursuant to a security agreement dated December 23, 2015. In addition, our CEO has personally guaranteed the Note. As additional consideration for the loan, the investors received 1,500,000 shares of restricted common stock, in aggregate, valued at $105,000 (based on our stock price on the date of grant) along with $2,500 in cash for reimbursement of expenses incurred and recorded as debt issuance costs.

The Agreement and Note are being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. We are still accounting for the interest in accordance with GAAP.

Due to Related Party

During the three and six months ended June 30, 2017 (Successor), we received no advances from our CEO/director, incurred business expenses that were paid by the CEO/director of $587,154 (comprised of operating expenses of $582,563, inventory purchases totaling $1,250, website development costs of $2,401, and purchased equipment of $940) and had repayments of $490,196. We have a balance owed to the related party of $537,705 at June 30, 2017 (Successor). During the three and six months ended June 30, 2017 (Successor), we incurred $45,000 and $90,000, respectively, of deferred compensation related to the CEO/director’s employment agreement and $20,000 and $40,000, respectively, of deferred compensation related to the Secretary’s employment agreement. As of June 30, 2017 (Successor), accrued compensation-related party was $906,000.

Securities Purchase Agreement

November 2016

As of December 31, 2016, we previously entered into a Securities Purchase Agreement (the “November 2016 Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha and Brio (collectively “November 2016 Purchasers”) of up to (i) 833,354 shares of our Common Stock (the “November 2016 Incentive Shares”); (ii) $287,502 aggregate principal amount of Secured Convertible Notes (the “November 2016 Notes”) and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 3,593,775, as amended, shares of our Common Stock (the “November 2016 Warrants”).  The November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants were issued on November 10, 2016 (the “November 2016 Original Issue Date”). November 2016 Purchasers received (i) November 2016 Incentive Shares at the rate of 2.8986 November 2016 Incentive Shares for each $1.00 of November 2016 Note principal issued to such November 2016 Purchaser; (ii) a November 2016 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s November 2016 Note; and (iii) November 2016 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s November 2016 Note principal amount divided by $0.12 (“Purchaser Conversion Price”), the conversion price in effect on the Initial Closing Date, as amended on May 30, 2017 to $0.08, with a per share exercise price equal to $0.30, subject to adjustment. The aggregate cash subscription amount received by us from the purchasers for the issuance of the November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants was approximately $244,945 (the “Subscription Amount”) which was issued at a $42,557 original issue discount from the face value of the Note.

The November 2016 Notes mature on May 10, 2018, eighteen (18) months after the November 2016 Original Issue Date, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the November 2016 Notes. At any time after the November 2016 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of our Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note was $0.12 per share, as amended on May 30, 2017 to $0.08, subject to adjustment as provided therein. Each November 2016 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. The November 2016 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of our Common Stock from trading.  The November 2016 Notes are collectively collateralized by substantially all of our assets and guarantees of payment of the November 2016 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a stockholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the November 2016 Notes, subject to the terms of such guaranty agreements.

The November 2016 Purchase Agreement is being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. We are still accounting for the interest in accordance with GAAP.

As a result of the failure to timely file our 2016 Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the three month period ended March 31, 2017, the November 2016 and December 2015 Notes were in default. On May 30, 2017, the Company entered into a Second Consent, Waiver and Modification Agreement (the “Agreement”) with certain purchasers of convertible promissory notes (the “Notes”) pursuant to securities purchase agreements dated December 23, 2015 and November 10, 2016, which were amended pursuant to a Consent, Waiver and Modification Agreement dated October 13, 2016. The waivers contained in the Agreement were related to a waiver of the right to participate in additional offerings by the Company, allowing shares of the Company’s common stock to be issued pursuant to a private offering at a price of not less than $0.08 per share as well as warrants exercisable for a period of five years at $0.30 per share, adjusting the conversion price of the Notes issued to the purchasers to $0.08 per share, extending the maturity date of the December 23, 2015 convertible promissory notes to December 31, 2017 and waiving default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-K for the year ended December 31, 2016 and the Form 10-Q for the three month period ended March 31, 2017. Based on ASC 470-50-40, Extinguishments of Debt, the Company recognized $691,371 as an extinguishment of debt under Other (income) expense in the accompanying consolidated Statements of Operations for the three and six months ended June 30, 2017 (Successor). The extinguishment of debt is comprised of changes in the fair value of warrant and derivative liabilities due to the amendment of the notes that were measured immediately prior to and subsequent to the amendment that resulted in extinguishment loss of $176,022 for the November 2016 Purchaser Warrants, $75,648 for the December 2015 Purchaser Warrants, $183,250 for the November 2016 Purchaser Conversion Shares, and $41,842 for the December 2015 Purchaser Conversion Shares, as well as $178,409 for the unamortized debt discount associated with the November 2016 Notes and $36,200 for the unamortized debt discount associated with the December 2015 Notes.

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

As of June 30, 2017, the Optional Redemption was recorded as a derivative liability on the consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $35,015 and was re-measured at fair value to be $20,111 at June 30, 2017 (Successor). During the three and six months ended June 30, 2017, the Company recorded a gain on Optional Redemption valuation of $14,904 and $14,904, respectively.

November 2016 Purchaser Conversion

The November 2016 Purchaser has the right at any time after the November 2016 Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“November 2016 Purchaser Conversion Shares”) of our common stock, of the portion of the outstanding balance being converted (the “November 2016 Conversion Amount”) divided by the November 2016 Purchaser Conversion Price of $0.08, as amended on May 30, 2017, subject to potential future adjustments described below. If the total outstanding balance of the November 2016 Notes were convertible as of June 30, 2017, the November 2016 Notes would have been convertible into 3,593,775 shares of our common stock.

November 2016 Purchaser Warrants

The November 2016 Purchaser Warrants allow the November 2016 Purchaser to purchase up to a number of shares of common stock equal to 100% of such purchaser’s Note principal amount divided by $0.08, as amended on May 30, 2017, with a per share exercise price equal to $0.30, subject to adjustment.

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

December 2015

As of December 31, 2016, we previously entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha and Brio (collectively “Purchasers”) of up to (i) 2,500,000 shares of our Common Stock (the “December 2015 Incentive Shares”); (ii) $862,500 aggregate principal amount of Secured Convertible Notes (the “December 2015 Notes”) and (iii) December 2015 Common Stock Purchase Warrants to purchase up to an aggregate of 10,781,250, as amended, shares of our Common Stock (the “December 2015 Warrants”).  The December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants were issued on December 23, 2015 (the “Original Issue Date”). December 2015 Purchasers received (i) December 2015 Incentive Shares at the rate of 2.8986 December 2015 Incentive Shares for each $1.00 of December 2015 Note principal issued to such December 2015 Purchaser; (ii) a December 2015 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s December 2015 Note; and (iii) December 2015 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s December 2015 Note principal amount divided by $0.12 (“December 2015 Purchaser Conversion Price”), the conversion price in effect on the Initial Closing Date, as amended on May 30, 2017 to $0.08, with a per share exercise price equal to $0.30, subject to adjustment. The aggregate cash subscription amount received by us from the purchasers for the issuance of the December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants was approximately $724,500 (the “December 2015 Subscription Amount”) which was issued at a $138,000 original issue discount from the face value of the December 2015 Note.

The December 2015 Notes mature on June 23, 2017, eighteen (18) months after the December 2015 Original Issue Date, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the December 2015 Notes. At any time after the December 2015 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of our Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a December 2015 Note was $0.12 per share, as amended on May 30, 2017 to $0.08, subject to adjustment as provided therein. Each December 2015 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each December 2015 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. The December 2015 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of our Common Stock from trading. The December 2015 Notes are collectively collateralized by substantially all of our assets and guarantees of payment of the December 2015 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a stockholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the December 2015 Notes, subject to the terms of such guaranty agreements.

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

As a result of the failure to timely file our 2016 Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the three month period ended March 31, 2017, the November 2016 and December 2015 Notes were in default. On May 30, 2017, the Company entered into a Second Consent, Waiver and Modification Agreement with certain purchasers of convertible promissory notes (the “Notes”) pursuant to securities purchase agreements dated December 23, 2015 and November 10, 2016, which were amended pursuant to a Consent, Waiver and Modification Agreement dated October 13, 2016. The waivers contained in the Agreement were related to a waiver of the right to participate in additional offerings by the Company, allowing shares of the Company’s common stock to be issued pursuant to a private offering at a price of not less than $0.08 per share as well as warrants exercisable for a period of five years at $0.30 per share, adjusting the conversion price of the Notes issued to the purchasers to $0.08 per share, extending the maturity date of the December 23, 2015 convertible promissory notes to December 31, 2017 and waiving default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-K for the year ended December 31, 2016 and the Form 10-Q for the three month period ended March 31, 2017. Based on ASC 470-50-40, Extinguishments of Debt, the Company recognized $691,371 as an extinguishment of debt under Other (income) expense in the accompanying consolidated Statements of Operations for the three and six months ended June 30, 2017 (Successor). The extinguishment of debt is comprised of changes in the fair value of warrant and derivative liabilities due to the amendment of the notes that were measured immediately prior to and subsequent to the amendment that resulted in extinguishment loss of $176,022 for the November 2016 Purchaser Warrants, $75,648 for the December 2015 Purchaser Warrants, $183,250 for the November 2016 Purchaser Conversion Shares, and $41,842 for the December 2015 Purchaser Conversion Shares, as well as $178,409 for the unamortized debt discount associated with the November 2016 Notes and $36,200 for the unamortized debt discount associated with the December 2015 Notes.

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

December 2015 Purchaser Conversion

The December 2015 Purchaser has the right at any time after the December 2015 Original Issue Date until the outstanding balance of the December 2015 Note has been paid in full, to convert all or any part of the outstanding balance into shares (“December 2015 Purchaser Conversion Shares”) of our common stock, of the portion of the outstanding balance being converted (the “December 2015 Conversion Amount”) divided by the December 2015 Purchaser Conversion Price of $0.08, as amended on May 30, 2017, subject to potential future adjustments described below. If the total outstanding balance of the Note were convertible as of June 30, 2017, the December 2015 Note would have been convertible into 10,781,250 shares of our common stock.

December 2015 Purchaser Warrants

The December 2015 Purchaser Warrants allow the December 2015 Purchaser to purchase up to a number of shares of common stock equal to 100% of such purchaser’s Note principal amount divided by $0.08, as amended on May 30, 2017, with a per share exercise price equal to $0.30, subject to adjustment.

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

Preferred Stock (Successor)

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

On May 19, 2017, the Company received the file stamped certificate of amendment from the state of Delaware, which lists an effective date of March 20, 2017. On May 23, 2017, the Company issued the share of Series A Preferred stock to Joseph Segelman, valued at $270,000 (based on the estimated fair value of the stock and control premium on the date of grant), which will allow Mr. Segelman to maintain fifty-one percent (51%) voting control of the Company regardless of how many shares of common stock are issued and outstanding. Therefore, the Company considers the Series A Preferred stock to be issued on May 23, 2017.

Common Stock (Successor)

In July 2017, we issued 770,000 restricted common shares for services of $46,300 (based on our stock price on the date of grant).

On June 30, 2017, we entered into an Agreement and Note by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. As additional consideration for the loan, the investors received 1,500,000 shares of restricted common stock, in aggregate, valued at $105,000 (based on our stock price on the date of grant).

During the six months ended June 30, 2017, we issued 730,000 restricted common shares for services of $87,100 (based on our stock price on the date of grant).

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

Stock Based Compensation

In July 2017, we issued a total of 10,000 restricted common shares to two employees, valued at $600 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

On January 22, 2017, we issued a total of 103,200 restricted common shares to our employees, valued at $5,160 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

As of December 31, 2016, we issued a total of 400,000 restricted common shares to our Advisors, valued at $100,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to our 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. we will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. We recognized compensation expense of $6,250 and $31,250 under general and administrative expenses in the accompanying consolidated Statements of Operations for the three and six months ended June 30, 2017 (Successor), respectively with $4,167 remaining to be amortized. As of June 30, 2017, the Advisors had vested in 383,333 shares with 16,667 shares to vest over the remaining vesting period.

As of June 30, 2017, we previously granted to our Chief Executive Officer and director (“CEO”), options to purchase 10,000,000 shares of our common stock under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), valued at $2,500,000 (based on the Black Scholes valuation model on the grant date).

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

Plan of Operations

CCI, previously known as FD9 Group, Inc., markets and distributes classic custom jewelry through Le Bloc and custom jewelry, inscribed with location coordinates commemorating life’s special moments through Coordinates Collection. CCI was organized as a Delaware corporation in 2013 and is currently based in Los Angeles, California.

On December 1, 2016, substantially all of the operating assets of CCI were acquired by RGNP, formerly known as Reign Sapphire Corporation, (see “Acquisition of Assets Related to the Coordinates Collection Business”). RGNP is a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company. As part of the Acquisition, we created a wholly owned subsidiary, Reign Brands, and shall act as the operating entity for the acquired CCI assets.

Subsequent to the acquisition of CCI’s assets, we have three niche brands: Reign Sapphire: ethically produced, direct mine-to-consumer sapphire jewelry targeting millennials, Coordinates Collection: custom jewelry, inscribed with location coordinates commemorating life’s special moments, and Le Bloc: classic customized jewelry.

Reign Sapphire

Reign Sapphire was established as a vertically integrated “source to retail” model for sapphires--rough sapphires to finished jewelry; a color gemstone brand; and a jewelry brand featuring Australian sapphires. We are not an exploration or mining company and are not engaged in exploration or mining activities. We purchase rough sapphires in bulk, directly from commercial miners in Australia, and we intend to oversee each step of the process as the stones go from the miners-gate to the consumer as Reign Sapphire jewelry.

Our core values are to offer consumers conflict free sapphires; sapphires that are mined from a verified source; sapphires that have been procured directly from miners, sapphires that are ethically processed and sapphires that are natural (not synthetic). In addition, we intend to feature exclusively Australian sapphires in our jewelry collections.

Coordinates Collection

Coordinates Collection markets and distributes custom jewelry, inscribed with location coordinates commemorating life’s special moments. Coordinates Collection is the next level of customized jewelry that pairs high quality craftsmanship with a fresh look. Geographic coordinates pinpoint the location of a favorite memory and the beautiful engraving personalizes each piece to the customer. Coordinates Collection uses high quality materials such as semi-precious to precious metals and stones as well as ceramic coatings. All products take personalization to the next level with stylish, high quality hand-crafted products, a customized experience and a unique technology platform that guides the customer through a step-by-step process to create the perfect meaningful piece.

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

Our plan of operations consists of:

●	Launch of our B2B marketing and sales efforts through the use of distribution partners and a high-end fashion retailers.
●	Launch of our D2C marketing and sales efforts through the use of social media, Internet marketing, print advertising, promotions, and signage
●	Raise capital, fund administrative infrastructure and ongoing operations until our operations generate positive cash flow.

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

Results of Operations

Three Months Ended June 30, 2017 (Successor) Compared to the Three Months Ended June 30, 2016 (Predecessor)

The following discussion represents a comparison of our results of operations for the period ended June 30, 2017, which includes the results of operations for the three months ended June 30, 2017 (Successor) compared to the three months ended June 30, 2016 (Predecessor).  The results of operations for the periods shown in our unaudited consolidated financial statements, including the periods shown as Successor and Predecessor, are not necessarily indicative of operating results for the entire period.  In the opinion of management, the unaudited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended June 30, 2017 (Successor)	Three Months Ended June 30, 2016 (Predecessor)

Net revenues	$432,534	$521,505
Cost of sales	185,270	219,951
Gross profit	247,264	301,554
Operating expenses	862,591	314,542
Other expense	352,158	46,082
Net loss from continuing operation	$(967,485)	$(59,070)

Net Revenues

Net revenues decreased by $88,971, or 17.1%, to $432,534 for the three months ended June 30, 2017 (Successor) from $521,505 for the three months ended June 30, 2016 (Predecessor). The decrease in revenue is primarily the result of a reduction in retail revenue of $119,416 or 26.3%, to $335,051 for the three months ended June 30, 2017 (Successor) from $454,467 for the three months ended June 30, 2016 (Predecessor) due to supply chain issues and marketing costs.

Cost of Sales

Cost of sales decreased by $34,681, or 15.8%, to $185,270 for the three months ended June 30, 2017 (Successor) from $219,951 for the three months ended June 30, 2016 (Predecessor). The decrease in cost of sales was primarily due to the decrease in revenue. As a percentage of revenue, cost of sales was 42.8% and 42.2% resulting in a gross margin of 57.2% and 57.8% for the three months ended June 30, 2017 (Successor) and for the three months ended June 30, 2016 (Predecessor), respectively, due to product-wide price increases and decreases in supply chain efficiencies.

Operating expenses

Operating expenses increased by $548,049, or 174.2%, to $862,591 for the three months ended June 30, 2017 (Successor) from $314,542 for the three months ended June 30, 2016 (Predecessor) primarily due to increases in rent of $11,946, stock based compensation of $361,660, investor relations costs of $25,944, depreciation and amortization costs of $42,060, compensation costs of $94,114, and marketing costs of $55,880, and offset primarily by decreases in consulting costs of $18,395, professional fees of $11,010, travel costs of $3,355, and general and administration costs of $10,795, as a result of reorganizing our administrative infrastructure, primarily consulting costs and investor relations, due to the decrease in revenues and refocusing our marketing initiatives to generate anticipated sales growth.

For the three months ended June 30, 2017 (Successor), we had marketing expenses of $141,153, stock based compensation of $361,660, and general and administrative expenses of $359,778 primarily due to compensation costs of $168,043, consulting costs of $5,827, travel expenses of $8,427, rent of $34,580, professional fees of $32,092, depreciation and amortization costs of $58,476, investor relations costs of $25,944, and general and administration costs of $26,389 as a result of reorganizing our administrative infrastructure, primarily professional fees, due to the decrease in revenues and refocusing our marketing initiatives to generate anticipated sales growth.

For the three months ended June 30, 2016 (Predecessor), we had marketing expenses of $85,273 and general and administrative expenses of $229,269, primarily due to compensation costs of $73,929, consulting costs of $24,222, travel expenses of $11,782, rent of $22,634, professional fees of $43,102, depreciation and amortization costs of $16,416, and general and administration costs of $37,184 as a result of startup marketing initiatives and adding administrative infrastructure, primarily compensation costs and professional fees, for our current and anticipated sales growth.

Other Expense

Other income for the three months ended June 30, 2017 (Successor) totaled $352,158 primarily due to interest expense of $128,478 in conjunction with debt discount, gain due to the change in fair value of warrant liabilities of $185,374, gain due to the change in fair value of derivative liabilities of $282,317, and extinguishment loss of $691,371, compared to other expense of $46,082 for the three months ended June 30, 2016 (Predecessor) primarily due to interest expense of $49,582 in conjunction with debt discount and other income of $3,500.

Net loss before income taxes

Net loss before income taxes for the three months ended June 30, 2017 (Successor) totaled $967,485 primarily due to decreased revenue of $432,534 and (increases/decreases) in compensation costs, stock based compensation-related party, consulting services costs, rent, professional fees, marketing costs, and general and administration costs compared to a loss of $59,070 for the three months ended June 30, 2016 (Predecessor) primarily due to revenue of $521,505 and (increases/decreases) in compensation costs, consulting services costs, rent, professional fees, marketing costs, and general and administration costs.

Assets and Liabilities

Assets were $2,227,160 as of June 30, 2017. Assets consisted primarily of cash of $32,155, accounts receivable of $63,002, inventory of $721,739 which includes samples inventory of $134,145, equipment of $32,169, intangible assets of $896,148, and goodwill of $481,947. Liabilities were $3,938,429 as of June 30, 2017. Liabilities consisted primarily of accrued compensation-related party of $906,000, due to related party of $537,705, accounts payable of $201,572, deferred revenue of $49,612, estimated fair value of contingent payments, net of $309,879, other current liabilities of $49,560, derivative liabilities of $131,240, warrant liabilities of $585,354, convertible notes of $1,150,002, and notes payable of $17,505 (less debt issuance costs of $107,500).

Six Months Ended June 30, 2017 (Successor) Compared to the Six Months Ended June 30, 2016 (Predecessor)

	Six Months Ended June 30, 2017 (Successor)	Six Months Ended June 30, 2016 (Predecessor)

Net revenues	$704,522	$1,095,166
Cost of sales	274,204	496,606
Gross profit	430,318	598,560
Operating expenses	1,386,753	839,891
Other expense	621,883	80,477
Net loss from continuing operation	$(1,578,318)	$(321,808)

Net Revenues

Net revenues decreased by $390,644, or 35.7%, to $704,522 for the six months ended June 30, 2017 (Successor) from $1,095,166 for the six months ended June 30, 2016 (Predecessor). The decrease in revenue is primarily the result of a reduction in retail revenue of $419,756 or 42.9%, to $557,826 for the six months ended June 30, 2017 (Successor) from $977,582 for the six months ended June 30, 2016 (Predecessor) due to supply chain issues and marketing costs.

Cost of Sales

Cost of sales decreased by $222,402, or 44.8%, to $274,204 for the six months ended June 30, 2017 (Successor) from $496,606 for the six months ended June 30, 2016 (Predecessor). The decrease in cost of sales was primarily due to the decrease in revenue and the decrease in supplier costs. As a percentage of revenue, cost of sales was 38.9% and 45.3% resulting in a gross margin of 61.1% and 54.7% for the six months ended June 30, 2017 (Successor) and for the six months ended June 30, 2016 (Predecessor), respectively, due to product-wide price increases and decreases in supply chain efficiencies.

Operating expenses

Operating expenses increased by $546,862, or 65.1%, to $1,386,753 for the six months ended June 30, 2017 (Successor) from $839,891 for the six months ended June 30, 2016 (Predecessor) primarily due to increases in rent of $19,459, stock based compensation of $407,651, investor relations costs of $44,899, depreciation and amortization costs of $78,685, travel expenses of $6,157, marketing costs of $14,731, compensation costs of $93,411, and general and administration costs of $3,782, and offset primarily by decreases in professional fees of $109,733 and consulting costs of $12,180, as a result of reorganizing our administrative infrastructure, primarily consulting costs and investor relations, due to the decrease in revenues and refocusing our marketing initiatives to generate anticipated sales growth.

For the six months ended June 30, 2017 (Successor), we had marketing expenses of $223,295, stock based compensation of $407,651, and general and administrative expenses of $755,807 primarily due to compensation costs of $366,393, consulting costs of $42,585, travel expenses of $24,748, rent of $67,672, professional fees of $52,622, depreciation and amortization costs of $113,807, investor relations costs of $44,899, and general and administration costs of $43,081 as a result of reorganizing our administrative infrastructure, primarily professional fees, due to the decrease in revenues and refocusing our marketing initiatives to generate anticipated sales growth.

For the six months ended June 30, 2016 (Predecessor), we had marketing expenses of $208,564 and general and administrative expenses of $631,327, primarily due to compensation costs of $272,982, consulting costs of $54,765, travel expenses of $18,591, rent of $48,213, professional fees of $162,355, depreciation and amortization costs of $35,122, and general and administration costs of $39,299 as a result of startup marketing initiatives and adding administrative infrastructure, primarily compensation costs and professional fees, for our current and anticipated sales growth.

Other Expense

Other expense for the six months ended June 30, 2017 (Successor) totaled $621,883 primarily due to interest expense of $317,639 in conjunction with debt discount, gain due to the change in fair value of warrant liabilities of $139,612, gain due to the change in fair value of derivative liabilities of $247,515, and extinguishment loss of $691,371, compared to other expense of $80,477 for the six months ended June 30, 2016 (Predecessor) primarily due to interest expense of $82,852 in conjunction with debt discount and other income of $2,375.

Net loss before income taxes

Net loss before income taxes for the six months ended June 30, 2017 (Successor) totaled $1,578,318 primarily due to decreased revenue of $704,522 and (increases/decreases) in compensation costs, stock based compensation, consulting services costs, rent, professional fees, marketing costs, and general and administration costs compared to a loss of $321,808 for the six months ended June 30, 2016 (Predecessor) primarily due to revenue of $1,095,166 and (increases/decreases) in compensation costs, consulting services costs, rent, professional fees, marketing costs, and general and administration costs.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $117,452 in the six months ended June 30, 2017 resulting from cash used in operating activities of $88,122, cash used in investing activities of $151,835, and cash provided by financing activities of $122,505.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended June 30, 2017 (Successor)	Six Months Ended June 30, 2016 (Predecessor)

Net cash provided by (used in):
Operating activities	$(183,142)	$(46,062)
Investing activities	(56,815)	(36,509)
Financing activities	122,505	42,074
Net decrease in cash	$(117,452)	$(40,497)

Six Months Ended June 30, 2017 (Successor) Compared to the Six Months Ended June 30, 2016 (Predecessor)

Cash Flows from Operating Activities – For the six months ended June 30, 2017 (Successor), net cash used in operating activities was $183,142. Net cash used in operations was primarily due to a net loss of $(1,578,318), and the changes in operating assets and liabilities of $222,252, primarily due to a net increase in accounts payable of $184,617, accrued compensation – related party of $130,000, due to related party of $96,958, and other current liabilities of $13,989, offset primarily by decreases in accounts receivable of $63,002, deferred revenue of $29,208, and the estimated fair value of contingent payments, net of $114,632. In addition, net cash used in operating activities was offset primarily by adjustments to reconcile net loss from stock based compensation – related party of $45,391, the accretion of the debt discount of $315,972, depreciation expense of $6,821, amortization expense of $106,986, the estimated fair market value of stock issued for services of $118,350, preferred share issued to CEO – related party of $270,000, stock based compensation issued to employees of $5,160, and loss on extinguishment of debt of $691,371, offset primarily by the change in derivative liabilities of $247,515 and the change in warrant liabilities of $139,612.

For the six months ended June 30, 2016 (Predecessor), net cash used in operations was $46,062. Net cash used in operations was primarily due to a net loss of $(321,808), offset primarily by depreciation expense of $4,157, amortization expense of $30,964, and the accretion of debt discount of $32,720, and the changes in operating assets and liabilities of $207,895, primarily due to the increase in accounts payable of $298,036, inventory of $1,173, prepaid expenses of $13,535, and accounts receivable of $859, offset primarily by deferred revenue of $92,284, and other current liabilities of $13,424.

Cash Flows from Investing Activities – For the six months ended June 30, 2017 (Successor), net cash used in investing activities was $940 for purchases of computer equipment and $55,875 for website development costs.

Cash Flows from Financing Activities –For the six months ended June 30, 2017 (Successor), net cash provided by financing activities was $122,505 due to proceeds from short term notes. For the six months ended June 30, 2016 (Predecessor), net cash provided by financing activities was $42,074 due to proceeds from short term notes (net of issuance costs) of $150,000, offset primarily by repayments of short term notes of $107,926.

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

Note Payable (Successor)

On June 30, 2017, we entered into a Loan Agreement, a Secured Promissory Note (“Note”) and a personal guarantee with respect to the funding by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. Until December 31, 2018, we have the ability to request quarterly advances of up to the lesser of (i) $250,000 or (ii) one sixth (1/6) of the revenue reported in the Form 10-Q or 10-K for the previous calendar quarter or previous fiscal year, whichever is most recent, provided that such revenue generated a profit of at least 10 percent (10%). The investors may advance the funds in their absolute discretion. In June 2017, the Company was advanced $125,005. The Note shall become due and payable 18 months from each advance date. We must make payments to the investors in an amount of $350, including interest at 10% per annum, every business day from the date of the first advance, which shall be increased proportionately upon each advance. The Note is secured with our assets pursuant to a security agreement dated December 23, 2015. In addition, our CEO has personally guaranteed the Note. As additional consideration for the loan, the investors received 1,500,000 shares of restricted common stock, in aggregate, valued at $105,000 (based on our stock price on the date of grant) along with $2,500 in cash for reimbursement of expenses incurred and recorded as debt issuance costs.

The Agreement and Note are being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. We are still accounting for the interest in accordance with GAAP.

Due to Related Party

During the three and six months ended June 30, 2017 (Successor), we received no advances from our CEO/director, incurred business expenses that were paid by the CEO/director of $587,154 (comprised of operating expenses of $582,563, inventory purchases totaling $1,250, website development costs of $2,401, and purchased equipment of $940) and had repayments of $490,196. We have a balance owed to the related party of $537,705 at June 30, 2017 (Successor). During the three and six months ended June 30, 2017 (Successor), we incurred $45,000 and $90,000, respectively, of deferred compensation related to the CEO/director’s employment agreement and $20,000 and $40,000, respectively, of deferred compensation related to the Secretary’s employment agreement. As of June 30, 2017 (Successor), accrued compensation-related party was $906,000.

Advance from Shareholders (Predecessor)

CCI issued notes payable to Menno Holterman. As of December 31, 2014, CCI had borrowed $181,408 bearing interest at 10%. During the year ended December 31, 2015, CCI borrowed an additional $278,273 bearing no interest and had no repayments for a balance of $459,681 at December 31, 2015. During the three and six months ended June 30, 2016, CCI had no borrowings and had no repayments. For the 2015 Note, we imputed interest on the principal amount of the borrowings at 10% per annum. The terms of the December 2014 note call for interest only payments payable for the first three and six months of the note and beginning April 2015, payment of principal amortized over the remaining term of the note plus interest. The note was due June 1, 2016. As CCI is in default, the Holterman Notes were reclassed to short term notes payable – related party. CCI recognized interest expense of $11,620 and $23,240 under Other expense in the accompanying consolidated Statements of Operations for the three and six months ended June 30, 2016 (Predecessor), respectively.

CCI had no employment agreement with its CEO and director, but CCI still incurred compensation on behalf of the CEO and director. CCI incurred compensation expense of $7,793 and $36,774 in the three and six months ended June 30, 2016 (Predecessor). There were no amounts due to the CEO and director for unpaid amounts related to business expenses paid by the CEO on behalf of CCI. During the three and six months ended June 30, 2016 (Predecessor), the CEO and director received employee benefits totaling $12,024 and $18,839, respectively. In addition, the CEO/director incurred business expenses of $5,000 and $5,320 and had repayments for business expenses of $0 and $180 for the three and six months ended June 30, 2016 (Predecessor), respectively.

Stock Transactions (Successor)

In July 2017, the Company issued 770,000 restricted common shares for services of $46,300 (based on our stock price on the date of grant).

During the six months ended June 30, 2017, we issued 730,000 restricted common shares for services of $87,100 (based on our stock price on the date of grant).

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

In July 2017, we issued a total of 10,000 restricted common shares to two employees, valued at $600 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

On January 22, 2017, we issued a total of 103,200 restricted common shares to our employees, valued at $5,160 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

As of December 31, 2016, we issued a total of 400,000 restricted common shares to our Advisors, valued at $100,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to our 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. We will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. We recognized compensation expense of $6,250 and $31,250 under general and administrative expenses in the accompanying consolidated Statements of Operations for the three and six months ended June 30, 2017 (Successor), respectively, with $4,167 remaining to be amortized. As of June 30, 2017, the Advisors had vested in 383,333 shares with 16,667 shares to vest over the remaining vesting period.

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

We recognized expense of $4,560 and $45,391 for the three and six months ended June 30, 2017 (Successor), respectively, within stock based compensation in the accompanying consolidated Statement of Operations with no amounts remaining to be recognized.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of our business.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

We had an accumulated deficit of approximately $7,708,000 and $6,130,000 at June 30, 2017 (Successor) and December 31, 2016 (Predecessor), respectively, had a working capital deficit of $3,104,000 and $2,128,000 at June 30, 2017 (Successor) and December 31, 2016 (Predecessor), respectively, had a net loss of approximately $967,000 and $1,578,000, and $59,000 and $322,000, for the three and six months ended June 30, 2017 (Successor) and June 30, 2016 (Predecessor), respectively, and net cash used in operating activities of approximately $183,000 and $46,000 for the six months ended June 30, 2017 (Successor) and 2016 (Predecessor), respectively, with limited revenue earned since inception. These matters raise substantial doubt about our ability to continue as a going concern.

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

Inventories

Inventories are stated at the lower of cost or market on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Our inventory consists of loose sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of June 30, 2017 (Successor) and December 31, 2016 (Successor), we carried primarily loose sapphire jewels and loose sapphire jewels held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. We appraise our inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, we review the inventory each quarter against industry prices from gem-guide and if there is a potential impairment, we would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the appraised value of the sapphires could be significantly lower from the current estimated fair value. Our loose sapphire jewels do not degrade in quality over time and are not subject to fashion trends. In view of the foregoing factors, we have concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of June 30, 2017 and December 31, 2016, respectively.

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

Impairment of Long-lived Assets and Goodwill

We evaluate goodwill for impairment annually as of December 31st, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount.  The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

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

CCI accounted for the sale of future receivables in accordance with ASC 470, Debt, as deferred revenue on the date of the agreement. For the three and six months ended June 30, 2016 (Predecessor), CCI repaid $67,000 and $77,000, respectively, to Knight.

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

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2017 and December 31, 2016, the fair value of inventory, accrued compensation - related party, and advance from shareholder approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Future Contractual Obligations and Commitments

As of June 30, 2017, other than noted below, we had no future contractual obligations and commitments. Future contractual obligations and commitments are based on the terms of the relevant agreements and appropriate classification of items under GAAP as currently in effect. Future events could cause actual payments to differ from these amounts.

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

Convertible Note Payable

November 2016 Securities Purchase Agreement (Successor)

As of December 31, 2016, the Purchasers of the December 2015 Securities Purchase Agreement previously exercised their right under Section 2.4 of the Purchase Agreement, in order to enter into a Subsequent Closing, as that term is defined in the Purchase Agreement, under the same terms as are included in the Purchase Agreement. The November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants were issued on November 10, 2016. November 2016 Purchasers received (i) November 2016 Incentive Shares at the rate of 2.8986 November 2016 Incentive Shares for each $1.00 of November 2016 Note principal issued to such November 2016 Purchaser; (ii) a November 2016 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s November 2016 Note; and (iii) November 2016 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s November 2016 Note principal amount divided by $0.12 (“November 2016 Purchaser Conversion Price”), the conversion price in effect on the November 2016 Initial Closing Date, as amended on May 30, 2017 to $0.08, with a per share exercise price equal to $0.30, subject to adjustment. The aggregate cash subscription amount received by the Company from the purchasers for the issuance of the November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants was approximately $244,945 which was issued at a $42,557 original issue discount from the face value of the November 2016 Note.

December 2015 Securities Purchase Agreement (Successor)

As of December 31, 2016, we previously entered into a Securities Purchase Agreement (the “December 2015 Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha and Brio (collectively “December 2015 Purchasers”) of up to (i) 2,500,000 shares of our Common Stock (the “December 2015 Incentive Shares”); (ii) $862,500 aggregate principal amount of Secured Convertible Notes (the “December 2015 Notes”) and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 10,781,250, as amended, shares of our Common Stock (the “December 2015 Warrants”).  The December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants were issued on December 23, 2015 (the “December 2015 Original Issue Date”). December 2015 Purchasers received (i) December 2015 Incentive Shares at the rate of 2.8986 December 2015 Incentive Shares for each $1.00 of December 2015 Note principal issued to such December 2015 Purchaser; (ii) a December 2015 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s December 2015 Note; and (iii) December 2015 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s December 2015 Note principal amount divided by $0.12 (“December 2015 Purchaser Conversion Price”), the conversion price in effect on the December 2015 Initial Closing Date, as amended on May 30, 2017 to $0.08, with a per share exercise price equal to $0.30, subject to adjustment. The aggregate cash subscription amount received by us from the purchasers for the issuance of the December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants was approximately $724,500 (the “Subscription Amount”) which was issued at a $138,000 original issue discount from the face value of the December 2015 Note.

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

As a result of the failure to timely file our 2016 Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the three month period ended March 31, 2017, the November 2016 and December 2015 Notes were in default. On May 30, 2017, the Company entered into a Second Consent, Waiver and Modification Agreement with certain purchasers of convertible promissory notes (the “Notes”) pursuant to securities purchase agreements dated December 23, 2015 and November 10, 2016, which were amended pursuant to a Consent, Waiver and Modification Agreement dated October 13, 2016. The waivers contained in the Agreement were related to a waiver of the right to participate in additional offerings by the Company, allowing shares of the Company’s common stock to be issued pursuant to a private offering at a price of not less than $0.08 per share as well as warrants exercisable for a period of five years at $0.30 per share, adjusting the conversion price of the Notes issued to the purchasers to $0.08 per share, extending the maturity date of the December 23, 2015 convertible promissory notes to December 31, 2017 and waiving default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-K for the year ended December 31, 2016 and the Form 10-Q for the three month period ended March 31, 2017. Based on ASC 470-50-40, Extinguishments of Debt, the Company recognized $691,371 as an extinguishment of debt under Other (income) expense in the accompanying consolidated Statements of Operations for the three and six months ended June 30, 2017 (Successor). The extinguishment of debt is comprised of changes in the fair value of warrant and derivative liabilities due to the amendment of the notes that were measured immediately prior to and subsequent to the amendment that resulted in extinguishment loss of $176,022 for the November 2016 Purchaser Warrants, $75,648 for the December 2015 Purchaser Warrants, $183,250 for the November 2016 Purchaser Conversion Shares, and $41,842 for the December 2015 Purchaser Conversion Shares, as well as $178,409 for the unamortized debt discount associated with the November 2016 Notes and $36,200 for the unamortized debt discount associated with the December 2015 Notes.

Note Payable

On June 30, 2017, we entered into a Loan Agreement, a Secured Promissory Note (“Note”) and a personal guarantee with respect to the funding by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. Until December 31, 2018, we have the ability to request quarterly advances of up to the lesser of (i) $250,000 or (ii) one sixth (1/6) of the revenue reported in the Form 10-Q or 10-K for the previous calendar quarter or previous fiscal year, whichever is most recent, provided that such revenue generated a profit of at least 10 percent (10%). The investors may advance the funds in their absolute discretion. In June 2017, the Company was advanced $125,005. The Note shall become due and payable 18 months from each advance date. We must make payments to the investors in an amount of $350, including interest at 10% per annum, every business day from the date of the first advance, which shall be increased proportionately upon each advance. The Note is secured with our assets pursuant to a security agreement dated December 23, 2015. In addition, our CEO has personally guaranteed the Note. As additional consideration for the loan, the investors received 1,500,000 shares of restricted common stock, in aggregate, valued at $105,000 (based on our stock price on the date of grant) along with $2,500 in cash for reimbursement of expenses incurred and recorded as debt issuance costs.

The Agreement and Note are being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. We are still accounting for the interest in accordance with GAAP.

Employment Agreements

We previously had a consulting agreement with our CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either us or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of the employment agreement expires on December 31, 2018, unless earlier terminated by us or CEO. The agreement provides for automatic one-year renewals, unless either we or CEO give notice of our or his intention not to extend at least 90 days prior to the expiration of any term. In addition, CEO will receive a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by our board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If we terminate CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $45,000 and $90,000 for the three and six months ended June 30, 2017 (Successor), respectively. Deferred compensation totaling $619,000 as of June 30, 2017 (Successor), is included in Accrued Compensation-Related Party. Deferred compensation includes $405,000 related to the employment agreement and $214,000 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the CEO for the three and six months ended June 30, 2017 (Successor) totaling approximately $4,846 and $8,446, respectively. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

We previously had a consulting agreement with our secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either us or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of the employment agreement expires on December 31, 2018, unless earlier terminated by us or Secretary. The agreement provides for automatic one-year renewals, unless either we or Secretary give notice of our or his intention not to extend at least 90 days prior to the expiration of any term. In addition, Secretary will receive a minimum annual base salary of $80,000. If we terminate Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by director and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $20,000 and $40,000 for the three and six months ended June 30, 2017 (Successor), respectively. Deferred compensation totaling $287,000 as of June 30, 2017 (Successor), is included in Accrued Compensation-Related Party. Deferred compensation includes $173,333 related to the employment agreement and $113,667 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the Secretary for the three and six months ended June 30, 2017 (Successor) totaling approximately $1,790 and $3,580, respectively. Employee benefits include use of a car and car insurance.

During the six months ended June 30, 2017 (Successor), we received no advances from our CEO/director, incurred business expenses that were paid by the CEO/director of $587,154 (comprised of operating expenses of $582,563, inventory purchases totaling $1,250, website development costs of $2,401, and purchased equipment of $940) and had repayments of $490,196. We have a balance owed to the related party of $537,705 at June 30, 2017 (Successor). During the three and six months ended June 30, 2017 (Successor), we incurred $45,000 and $90,000, respectively, of deferred compensation related to the CEO/director’s employment agreement and $20,000 and $40,000, respectively, of deferred compensation related to the Secretary’s employment agreement. As of June 30, 2017 (Successor), accrued compensation-related party was $906,000.

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

Contingent Payments

On December 1, 2016, we acquired substantially all of the operating assets of CCI. As part of the purchase price of the operating assets of CCI, there is a cash payment of $500,000 contingent upon a future offering and earn out payments for all sales of CCI and RGNP products sold via CCI sales channels for the 2017, 2018, 2019 and 2020 calendar years. The estimated fair value of the contingent payments totaled $424,511 and was recognized as a liability in the accompanying consolidated balance sheets as of December 31, 2016 (Successor). During the six months ended June 30, 2017 (Successor), ASK Gold and CCI each earned $19,612 of earn out payments for a total of $39,224. In addition, the Company paid $95,020 in reimbursement expenses (“Reimbursement Expenses”) that were the responsibility of CCI and will be applied against current and future earn out payments to CCI. We applied $19,612 of earn out payments owed to CCI against the Reimbursement Expenses for a net balance of $75,408 owed by CCI to us as of June 30, 2017 that is recorded in estimated fair value of contingent payments, net in the accompanying consolidated balance sheets. As of June 30, 2017 (Successor), estimated fair value of contingent payments, net was $309,879.

Recent Accounting Pronouncements

Refer to Note 3 in the accompanying notes to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2017 (Successor), we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

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

The specific material weaknesses identified by the Company’s management as of end of the period covered by this report include the following:

●	we have not performed a risk assessment and mapped our processes to control objectives;

●	we have not implemented comprehensive entity-level internal controls;

●	we have not implemented adequate system and manual controls; and;

●	we do not have sufficient segregation of duties. As such, the officers approve their own related business expense reimbursements

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

Management’s Remediation Plan

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the three months ended June 30, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We will continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2017, the Company entered into an Agreement and Note by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. As additional consideration for the loan, the investors received 1,500,000 shares of restricted common stock, in aggregate, valued at $105,000 (based on our stock price on the date of grant).

During the six months ended June 30, 2017, the Company issued 730,000 restricted common shares for services of $87,100 (based on our stock price on the date of grant).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As a result of the failure to timely file our 2016 Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the three month period ended March 31, 2017, the November 2016 and December 2015 Notes were in default. On May 30, 2017, the Company entered into a Second Consent, Waiver and Modification Agreement with certain purchasers of convertible promissory notes (the “Notes”) pursuant to securities purchase agreements dated December 23, 2015 and November 10, 2016, which were amended pursuant to a Consent, Waiver and Modification Agreement dated October 13, 2016. The waivers contained in the Agreement were related to a waiver of the right to participate in additional offerings by the Company, allowing shares of the Company’s common stock to be issued pursuant to a private offering at a price of not less than $0.08 per share as well as warrants exercisable for a period of five years at $0.30 per share, adjusting the conversion price of the Notes issued to the purchasers to $0.08 per share, extending the maturity date of the December 23, 2015 convertible promissory notes to December 31, 2017 and waiving default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-K for the year ended December 31, 2016 and the Form 10-Q for the three month period ended March 31, 2017. Based on ASC 470-50-40, Extinguishments of Debt, the Company recognized $691,371 as an extinguishment of debt under Other (income) expense in the accompanying consolidated Statements of Operations for the three and six months ended June 30, 2017 (Successor).

ITEM 4. MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended June 30, 2017, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Reign Corporation (the “Registrant”) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIGN CORPORATION

Date: August 14, 2017	By:	/s/	Joseph Segelman
Joseph Segelman
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)