Form 10-K
period 2017-12-31
Reign Sapphire Corp
filed 2018-04-02
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant was $1,646,602. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of April 2, 2018, there were 57,110,008 shares of common stock outstanding.

REIGN CORPORATION

2017 ANNUAL REPORT ON FORM 10-K

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

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” is of Reign Corporation.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Reign” refers to Reign Brands Corporation, a Delaware corporation;
●	“CCI” refers to Coordinates Collection, Inc.
●	“Commission” refers to the Securities and Exchange Commission;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I

Item 1. Business

Background

Business Overview

Reign Sapphire Corp. (OTCQB: RGNP) was established on December 15, 2014 in the State of Delaware and is a Beverly Hills-based, direct-to-consumer (“D2C”) branded and custom jewelry company with four niche brands: Reign Sapphires: ethically produced, millennial targeted sapphire jewelry, Coordinates Collection: custom jewelry, inscribed with location coordinates commemorating life’s special moments, Le Bloc: classic customized jewelry and ION Collection by Jen Selter an athleisure jewelry brand.

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

ION Collection

ION Collection is jewelry inscribed with location coordinates commemorating life’s special moments, milestones and achievements using bright colors and textures for everyday wear. ION Collection takes the ‘Coordinates Collection’ custom jewelry concept into the athleisure and streetwear space.

Le Bloc

Le Bloc markets and distributes classic custom jewelry. Le Bloc is a way to wear your favorite letters and/or words. The collection is comprised of bracelets, necklaces, and rings featuring bloc’s engraved with a single letter in the finish of your choice.

Acquisition of Assets Related to the Coordinates Collection Business

On December 1, 2016, we acquired substantially all of the operating assets of CCI (the “Acquisition”). CCI is engaged in the marketing and distribution of Coordinates Collection and Le Bloc customized jewelry. Upon the closing of the Acquisition, we received substantially all of the operating assets of CCI, consisting of fixed assets and intellectual property. As part of the Acquisition, we created a wholly owned subsidiary, Reign Brands Inc, which is a Delaware corporation, and acts as the operating entity for the acquired CCI assets.

With the acquisition of the Coordinates Collection and Le Bloc brands, we plan to leverage our custom jewelry expertise to expand distribution worldwide.

The purchase price of the operating assets of CCI was the issuance 7,000,000 shares of common stock (of which 1,000,000 shares were issued to ASK Gold, a major supplier) valued at $770,000 (based on our stock price on the date of issuance). In addition, there is a cash payment of $500,000 contingent upon a future offering and earn out payments for all sales of CCI and RGNP products sold via CCI sales channels for the 2017, 2018, 2019 and 2020 calendar years. The estimated fair value of the contingent payments totaled $424,511 and was recognized as a liability in the accompanying consolidated balance sheet as of December 31, 2016. We accounted for the Acquisition using the acquisition method of accounting. The acquisition method of accounting was used to record assets acquired and liabilities assumed by the Company. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying consolidated financial statements of the Predecessor and the Company are not comparable in all material respects since those consolidated financial statements report financial position, results of operations, and cash flows of these two separate entities. CCI’s fixed assets and identifiable intangible assets acquired were recorded based upon their estimated fair values as of the closing date of the Acquisition. The excess of purchase price over the value of the net assets acquired was recorded as goodwill.

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

Strategy

Reign Sapphires

We set ourselves apart from our competition by actively promoting our three core offerings: a vertically integrated “source to retail” model for sapphires - rough sapphires to finished jewelry; a color gemstone brand; and a jewelry brand featuring Australian sapphires.

We promote Reign Sapphires as conflict free, ethically processed and natural. We also make video footage and pictures of the process available to consumers.

We focus primarily on quality and design and secondly on strategic pricing methods in order to compete in the U.S. market.

While all of our competitors have established themselves uniquely within sectors of the market, none have marketed themselves as source to consumer with a vertical integration of processing, cutting and shaping, manufacturing, and sales of sapphires. We believe there is a strong market opportunity for our products as there is currently growth in U.S. and global jewelry sales. We believe that we have the knowledge and expertise to capitalize on this opportunity and to capitalize upon the uniquely powerful internationally recognized Australian brand image and appeal and become the leading player in this fragmented cottage industry.

Coordinates Collection, ION Collection and Le Bloc

We market our Coordinates Collection, ION Collection and Le Bloc products using various strategies including social media, independent affiliates, Internet advertising, wholesale relationships, and “word of mouth” advertising.

As of December 31, 2017, we have an exclusive international distribution agreement with third party marketing companies to distribute the Coordinates Collection, ION Collection and Le Bloc products in the EU, UK, Dubai and Qatar at discounted prices. The agreement is for a term of five years and terminates in July 2021.

Products

Our Reign Sapphires, Coordinates Collection, ION Collection and LeBloc product consist of rings, bracelets, necklaces.

Aspects of processing, manufacturing and sales:

●	Gem Shaping, Cutting, & Processing for our Reign Sapphire products: Our contract gem design team cut, shape, and process rough sapphire material into gem stones.
●	Jewelry Manufacturing: We outsource the manufacturing to a quality U.S. provider.
●	Packaging: Each jewelry item is accompanied by a high quality, durable jewelry box, gift bag, certificate of authenticity and warranty.
●	Our Reign Sapphire products feature sapphires that have been procured in the rough from commercial miners in New South Wales, Australia and processed by us. We do not have an exclusive supplier rather a number of commercial miners in the region that have been supplying the company with run-of-mine material for a number of years.

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

The primary audience for our brands is women, in general. However, while women may make the choices, men often oversee the purchase. Speaking to both women and men is an important aspect of any program. There are 3 main stages of life where a jewelry purchase will come into play:

●	Single “The Self Purchaser”
●	Married (Engagement/Wedding/Children - Push Present)
●	Retired (Gift Giver)

More specific age segmentation within these life stages includes:

●	18-25 coming of age/first job
●	25-35 career development/children
●	35-45 family/career advancement (self-purchaser)
●	45-55 self-actualization/empty nest (gift giver to self and others)

An example of women’s networks and influencers include:

●	Friends (word-of-mouth)
●	Celebrities (aspirational)
●	Bloggers/online platforms (trusted network)
●	Media (3rd party endorsement)
●	Peers in business

Understanding how the various targets receive information and are influenced in making jewelry purchases helps direct various streams of communication.

Marketing and Sales

Marketing Overview & Strategy

We focus our marketing initiatives on: (1) D2C ecommerce marketing to attract customers to our websites, (2) Business-to-Business (“B2B”) marketing and sales efforts, to establish domestic and international distribution partners such as high-end fashion retailers.

On a D2C basis, we use an array of marketing methods to spread awareness of our jewelry products, including a mobile app, social media, internet marketing, print advertising, promotions and collaborations.

We will continue to form limited wholesale partnerships with retailers to sell our products at their retail boutiques, the benefit to us is the promotion of our brands at the consumer level.

Branding Strategy

Branding plays a critical role in our success.

We have performed marketing and capabilities landscape assessments based upon consumer immersion and research and designed to understand consumer purchase behaviors and values, assess short and long term socio-cultural and market trends, and analyze the marketplace and competitive landscape.

We have developed comprehensive, consumer-oriented toolkit using consistent language and tone for printed and online media and to target retailers on a sell-in, exclusive basis.

We develop advertisements for print and online media, and sales materials for retail strategic partners. We maintain a graphics library to be used on all touch points.

Social Media

Our marketing team works on several social media initiatives that target current and future consumers and support the promotion and sale of our product brands. Our campaigns are focused on driving a consistent message emphasizing the ethical origins of our products, their everlasting beauty, and overall value. We use various forms of digital and social media outreach to accomplish greater awareness of the value proposition we offer.

Internet Marketing

We maintain presence on Google, Bing, Yahoo and all other online search engines that are used to search for jewelry and sapphires. We engage in significant search engine optimization marketing efforts to ensure that we have strong results upon natural searches related to our products. We utilize pay per click advertising, display advertising, and article marketing. Our websites display a full catalogue of our products, background information regarding the manufacturing of the products, information about the Company and management team, and contact information. We also maintain a social media presence on Facebook, Twitter, and other social media websites to have an interactive presence.

Strategic Partnerships with Retailers

We have formed strategic partnerships with retailers to sell the products at their retail boutiques. The benefit to us is the promotion of our brand at the consumer level.

We have developed a retail channel strategy to bolster the retail/direct to consumer sales approach while maintain a point of differentiation within the competitive landscape. Furthermore, we have developed retail adaptation strategies using in-store promotional and retail tactics using our branding strategy.

Print Advertising

We are featured in lifestyle and fashion magazines that cater to middle to upper income individuals, such as Vogue, Cosmopolitan, and Vanity Fair.

Public Relations

We engage in activities to gain public awareness and credibility through our internally managed public relations (“PR”) campaigns to establish relationships with the local market. We attend editor events and engage in strategic media outreach planning and strive to be a valued member of the community through community service offerings and support. work to obtain interviews, print articles, and featured spots in leading fashion, luxury, and bridal magazines, industry publications, television news, radio programming, periodicals, and online websites and publications. We have developed short-lead and long-lead editorials and long lead editorials. The purpose of the PR campaign is to highlight the strength and innovation of our products.

Sponsorships

We sponsor social events that are appropriate to promote jewelry on a consumer level.

Celebrity Endorsement

We sponsor and collaborate with multiple celebrities to bolster the brand image, and spread awareness of our brand and products.

Promotions

We activate promotional platforms to include sales during and after holidays, discounted prices on particular products, and discounts for repeat customers.

Seasonality

Sales in the retail jewelry industry are typically seasonal due to increased consumer purchases during the holiday season. Our sales to support the holiday season largely have taken place during the fourth calendar quarter; however, the effect of seasonality on our business is also impacted by the timing of orders we receive to support new or expanded distribution, these factors may significantly affect our results of operations in a given quarter.

Competition

Competitive Analysis and Strategy

The industry in which we compete is highly competitive. We believe that the most important competitive factors in our industry include the ability to control as much as possible of the supply chain.

We believe that our competitors have certain existing advantages such as history and heritage; strong ecommerce and mobile presence; wholesale and flagship retail presence; strong social presence; a wide range of ancillary product offerings; strong public relations and marketing efforts; a balanced range of price points across the board; and consumer trust & recognition. However, we set ourselves apart with strong brand identity and visuals, unique design and quality and brand awareness through traditional and social media.

Because we are a small company with a limited operating history, we are at a competitive disadvantage against larger and well-capitalized companies which have a track record of success and operations. Therefore, our primary method of competition involves promoting our direct to consumer offering.

We do not sell rough sapphires neither do we sell the cut stones that we process; we generally use the material exclusively for our manufacturing purposes. Wholesale revenues currently derived from sales of loose sapphires are attributable only to finished stones and not rough sapphires and the focus of our sales efforts in the future will be exclusively on finished jewelry.

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

Employees

The Company had 7 full-time employees and no part-time employees as of the date of this filing.

We have an employer contribution for health but we do not provide pension, annuity, insurance, profit sharing, or similar benefit plans; however, we may adopt plans in the future.

Available Information

We file various reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, which are available through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) by accessing the SEC’s home page (http://www.sec.gov). The documents are also available to be read or copied at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C., 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

This item is not applicable because we are a “smaller reporting company” as defined in Exchange Act Rule 12b-2.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate address is 9465 Wilshire Blvd, Beverly Hills, California.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our stock is quoted on the OTCQB under the symbol “RGNP.” We were listed on May 23, 2016. There are 57,110,008 shares outstanding as of April 2, 2018. The below table provides the high and low bid prices of our common stock for each quarterly period during the last two years.

	Year ended December 31, 2017
	High	Low
Fourth Quarter	$0.31	$0.11
Third Quarter	$0.17	$0.05
Second Quarter	$0.16	$0.06
First Quarter	$0.16	$0.03

	Year ended December 31, 2016
	High	Low
Fourth Quarter	$0.2885	$0.0001
Third Quarter	$1.00	$0.2885
Second Quarter*	$1.00	$1.00
First Quarter**	$—	$—

(*)  Based on partial period data from May 23, 2016

(**)  No data available

(b) Transfer Agent

The transfer agent and registrar for our common stock is VStock Transfer, LLC located at 18 Lafayette Place, Woodmere, New York.

(b) Shareholders of Record

The number of beneficial holders of record of our common stock as of the close of business on December 31, 2017 was 86.

(c) Dividends

We do not expect to pay cash dividends in the next term. We intend to retain future earnings, if any, to provide funds for operation of our business. We currently have no restrictions affecting our ability to pay cash dividends.

(d) Equity Compensation Plans

As of December 31, 2017, our board of directors and shareholders previously authorized the adoption and implementation of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The principal purpose of the 2015 Plan is to attract, retain and motivate our employees, officers, directors, consultants, agents, advisors and independent contractors and our related companies by providing them the opportunity to acquire a proprietary interest in us and to link their interests and efforts to the long-term interests of our shareholders. Under the 2015 Plan, an aggregate of 20,000,000 shares of our common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. The exercise price for each option may not be less than fair market value of the common stock on the date of grant, and shall vest as determined by our board of directors but shall not exceed a ten-year period.

As of December 31, 2017, we had previously granted to our CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The Black-Scholes option-pricing model used the following weighted average assumptions as of December 31, 2016: (i) no dividend yield for each year, (ii) volatility of 35.6 percent, (iii) risk-free interest rate of 1.87 percent, (iv) stock price of $0.25, (v) exercise price of $0.005, and (vi) expected life of 6.0. The options vested 50% on the first anniversary of the grant date (“First Year Vest”) and the remaining 50% of the shares vested in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the grant date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”).

As of December 31, 2017, we issued a total of 600,000 restricted common shares to members of our advisory committee (“Advisors”), valued at $120,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to our 2015 Plan. One-twelfth (1/12) of the shares will be earned each month. We will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. We recognized compensation expense of $41,667 for the year ended December 31, 2017 (Successor) and $6,250 for the one month ended December 31, 2016 (Successor), with $13,750 remaining to be amortized, under general and administrative expenses in the accompanying consolidated Statements of Operations. As of December 31, 2017, the Advisors had vested in 508,333 shares with 91,667 shares to vest.

Recent Sales of Unregistered Securities

On December 18, 2017, we issued a total of 100,000 restricted common shares to a member of our Advisors, valued at $15,000 (based on the fair value of the services on the date of grant) for outside advisory and consulting services pursuant to our 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month.

In the quarter ended December 31, 2017, the Company issued 2,310,012 restricted common shares for services of $453,004 (based on our stock price on the measurement date).

In October 2017, the Company issued a total of 62,000 restricted common shares to an employee, valued at $11,160 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

As of December 31, 2017, we previously issued common shares pursuant to the terms of the November 2017 Purchase Agreement dated November 10, 2017 for 833,354 shares of common stock. The aggregate fair market value of these shares was approximately $167,000 as the fair market value of the stock was $0.20 per share at the date of issuance. These issuances were completed in accordance with Section 4(a)(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

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

OVERVIEW:

Successor and Predecessor Financial Presentation

On December 1, 2016, substantially all of the operating assets of Coordinates Collection, Inc. (“CCI”) was acquired by Reign Sapphire Corporation (“us“, “we, “Reign”), (see “Acquisition of Assets Related to the Coordinates Collection Business”). We are a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company. As part of the Acquisition, we created a wholly owned subsidiary, Reign Brands, Inc. (“Reign Brands”), which is a Delaware corporation, and acts as the operating entity for the acquired CCI assets. The acquisition method of accounting was used to record assets acquired and liabilities assumed by us. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying consolidated financial statements of the Predecessor and Successor are not comparable in all material respects since those consolidated financial statements report financial position, results of operations, and cash flows of these two separate entities. CCI’s fixed assets and identifiable intangible assets acquired were recorded based upon their estimated fair values as of the closing date of the Acquisition.  The excess of purchase price over the value of the net assets acquired was recorded as goodwill.

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

Historical Development

Predecessor

CCI, previously known as FD9 Group, Inc., markets and distributes classic custom jewelry through Le Bloc and custom jewelry, inscribed with location coordinates commemorating life’s special moments through Coordinates Collection. CCI was organized as a Delaware corporation in 2013 based in Los Angeles, California.

Successor

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

The Company includes Reign Brands Inc as a wholly owned subsidiary, formed under of laws of the State of Delaware.

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

Recent Developments

Financing Transactions

Convertible Note Payable

In January and February 2018, the Company entered into Securities Purchase Agreements (the “Purchase Agreement”) with respect to the sale and issuance to Crossover Capital Fund II, LLC (“Crossover”) totaling (i) 833,332 shares of the Company’s Common Stock (the “Commitment Shares”); (ii) 3,000,000 redeemable shares (the “Redeemable Shares”), (iii) $294,000 aggregate principal amount of a convertible promissory note (the “Convertible Note”) and (iv) Common Stock Purchase Warrants to purchase up to an aggregate of 1,960,000 shares of the Company’s common stock (the “Warrants”) for aggregate consideration of $255,000 cash.

The January and February 2018 Convertible Notes mature on October 3, 2018 and November 16, 2018, respectively, and provides for interest to accrue at an interest rate equal to 18% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Note. At any time after 180 days from the Issue Date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.08 per share, subject to adjustment as provided therein. There is also a one-time interest charge of 10% due at maturity.

If the Note is prepaid on or prior to the maturity date, all of the Redeemable Shares shall be returned to the treasury shares of the Company, without any payment by the Company for the Redeemable Shares. Further, if the Company prepays a portion of the Note, but not the entire Note, on or before the maturity date, a pro rata portion of the Redeemable Shares shall be returned to the Company’s treasury in proportion to the prepayment amount as it relates to the entire Note balance.

The exercise price for the Warrants is $0.15, subject to adjustment, are exercisable for five years after the date of the Warrant and are exercisable in whole or in part, as either a cash exercise or as a “cashless” exercise.

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

Overview of Presentation

The following Management’s Discussion and Analysis (“MD&A”) or Plan of Operations includes the following sections:

●	Plan of Operations

●	Results of Operations

●	Liquidity and Capital Resources

●	Capital Expenditures

●	Going Concern

●	Critical Accounting Policies

●	Off-Balance Sheet Arrangements

Plan of Operations

Our plan of operations consists of:

●	Our B2B marketing and sales efforts through the use of distribution partners and a high-end fashion retailers.
●	Our D2C marketing and sales efforts through the use of social media, Internet marketing, print advertising, promotions, and signage
●	Raise capital, fund administrative infrastructure and ongoing operations until our operations generate positive cash flow.

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

Results of Operations

Year Ended December 31, 2017 (Successor) Compared to One Month Ended December 31, 2016 (Successor) and Eleven Months Ended November 30, 2016 (Predecessor)

The following discussion represents a comparison of our results of operations for the year ended December 31, 2017 (Successor) compared to the year ended December 31, 2016 (Successor), which includes the results of operations for the for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor).  The results of operations for the periods shown in our audited consolidated financial statements, including the periods shown as Successor and Predecessor, are not necessarily indicative of operating results for the entire period.  In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Year Ended December 31, 2017	One Month Ended December 31, 2016	Eleven Months Ended November 30, 2016
	(Successor)	(Successor)	(Predecessor)

Net revenues	$1,284,178	$250,601	$1,553,986
Cost of sales	512,382	229,878	717,334
Gross profit	771,796	20,723	836,652
Operating expenses	3,206,083	226,662	1,340,916
Other (income) expense	1,816,177	(6,797)	128,124
Net loss from continuing operation	$(4,250,464)	$(199,142)	$(632,388)

Net Revenues

Net revenues decreased by $520,409, or 28.8%, to $1,284,178 for the year ended December 31, 2017 (Successor) from $1,804,587 for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor). The decrease in revenue is primarily the result of a reduction in retail revenue of $342,391 or 24.3%, to $1,061,247 for the year ended December 31, 2017 from $1,403,638 for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor) due to supply chain issues. In addition, we had sales discounts of $218,490 and $30,474 for the year ended December 31, 2017 (Successor) and for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor), respectively.

Cost of Sales

Cost of sales decreased by $434,830, or 45.9%, to $512,382 for the year ended December 31, 2017 (Successor) from $947,212 for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor). The decrease in cost of sales was primarily due to the decrease in revenue and the decrease in supplier costs. As a percentage of revenue, cost of sales was 39.9% and 52.5% resulting in a gross margin of 60.1% and 47.5% for the years ended December 31, 2017 and 2016, respectively, due to product-wide price increases and decreases in supply chain inefficiencies.

Operating expenses

Operating expenses increased by $1,638,505, or 104.5%, to $3,206,083 for the year ended December 31, 2017 (Successor) from $1,567,578 for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor) primarily due to increases in stock based compensation of $1,143,518, marketing costs of $120,724, compensation costs of $261,730, depreciation and amortization costs of $149,344, travel expenses of $13,869, rent of $4,076, investor relations costs of $81,523, and general and administration costs of $10,307, offset primarily by decreases in consulting costs of $30,009, and professional fees of $116,578, as a result of reorganizing our administrative infrastructure due to refocusing our marketing initiatives to generate anticipated sales growth.

For the year ended December 31, 2017 (Successor), we had marketing expenses of $533,448, stock based compensation of $1,167,820, and general and administrative expenses of $1,505,615 primarily due to compensation costs of $733,173, consulting costs of $91,964, travel expenses of $57,493, rent of $99,679, professional fees of $115,114, depreciation and amortization costs of $235,792, investor relations costs of $81,523, and general and administration costs of $90,076 as a result of reorganizing our administrative infrastructure due to refocusing our marketing initiatives to generate anticipated sales growth.

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

Other (Income) Expense

Other expense for the year ended December 31, 2017 (Successor) totaled $1,816,177 primarily due to interest expense of $790,841 in conjunction with debt discount, the change in fair value of warrant liabilities of $181,896, the modification of warrants and derivatives of $238,935, and the extinguishment of debt of $691,371, offset partially by the change in fair value of derivative liabilities of $86,856, compared to other expense of $121,327 for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor) primarily due to interest expense of $195,645 in conjunction with debt discount and the change in fair value of warrant liabilities of $3,612, offset partially by the change in fair value of derivative liabilities of $68,331, and other income of $2,375.

Net loss before income taxes

Net loss before income taxes for the year ended December 31, 2017 (Successor) totaled $4,250,464 primarily due to revenue of $1,284,178 and (increases/decreases) in compensation costs, stock based compensation, professional fees, marketing costs, investor relations costs, and general and administration costs compared to a loss of $831,530 for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor) primarily due to revenue of $1,804,587 and (increases/decreases) in compensation costs, consulting services costs, rent, professional fees, marketing costs, and general and administration costs.

Assets and Liabilities

Assets were $2,071,079 as of December 31, 2017. Assets consisted primarily of cash of $9,592, accounts receivable of $9,730, inventory of $726,140 which includes samples inventory of $134,145, prepaid expenses of $15,086, equipment of $25,278, intangible assets of $803,306, and goodwill of $481,947. Liabilities were $4,164,953 as of December 31, 2017. Liabilities consisted primarily of accrued compensation-related party of $1,036,000, due to related party of $721,434, accounts payable of $194,023, deferred revenue of $81,455, common stock payable of $79,625, derivative liabilities of $470,839, estimated fair value of contingent payments of $287,957, other current liabilities of $61,969, notes payable of $19,051, net of $70,000 of unamortized debt discount, and convertible notes of $1,212,600, net of $224,904 of unamortized debt discount.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows for the year ended December 31, 2017 (Successor) of $140,015 resulting from cash used in operating activities of $400,003, and cash used in investing activities of $79,068, offset partially by cash provided by financing activities of $339,056.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended December 31, 2017	One Month Ended December 31, 2016	Eleven Months Ended November 30, 2016
	(Successor)	(Successor)	(Predecessor)

Net cash provided by (used in):
Operating activities	$(400,003)	$1,688	$(132,742)
Investing activities	(79,068)	(27,136)	(90,983)
Financing activities	339,056	—	208,704
Net decrease in cash	$(140,015)	$(25,448)	$(15,021)

Year Ended December 31, 2017 (Successor) Compared to the One Month Ended December 31, 2016 (Successor) and Eleven Months Ended November 30, 2016 (Predecessor)

Cash Flows from Operating Activities – For the year ended December 31, 2017 (Successor), net cash used in operations was $400,003 compared to net cash used in operations of $131,054 for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor). Net cash used in operations was primarily due to a net loss of $4,251,264 for year ended December 31, 2017, and the change in derivative liabilities of $86,856, offset primarily by stock based compensation – related party of $45,391, stock based compensation issued to employees of $16,920, the estimated fair market value of stock issued for services of $811,301, depreciation expense of $13,712, amortization expense of $222,081, accretion of debt discount of $415,237, the preferred share issued to CEO – related party of $270,000, interest expense in conjunction with debt issuance of $368,778, the change in warrant liabilities of $181,896, the modification of warrant and derivative liabilities of $238,935, the loss on extinguishment of debt of $691,371, and the changes in operating assets and liabilities of $662,505, primarily due to the increase in accounts payable of $177,068, deferred revenue of $2,635, accrued compensation - related party of $260,000, due to related party of $280,687, common stock payable of $79,625, and other current liabilities of $26,398, offset partially by prepaid expenses of $15,086, accounts receivable of $9,730, inventory of $2,538, and estimated fair value of contingent payments, net of $136,554.

Net cash used in operations was primarily due to a net loss of $831,530 for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor), the change in derivative liabilities of $68,331, and the change in warrant liabilities of $3,612, offset primarily by stock based compensation – related party of $24,302, the estimated fair market value of stock issued for services of $2,084, depreciation expense of $7,308, amortization expense of $79,149, accretion of debt discount of $96,369, and the changes in operating assets and liabilities of $563,207, primarily due to the increase in accounts payable of $334,203, deferred revenue of $117,009, accrued compensation - related party of $21,667, due to related party of $28,633, prepaid expenses of $4,635, accounts receivable of $5,335, inventory of $1,173, and other current liabilities of $50,552.

Cash Flows from Investing Activities – For the year ended December 31, 2017 (Successor), net cash used in investing was $79,068 compared to net cash used in investing of $118,119 for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor). Net cash used in investing activities was mainly due to purchases of equipment and the acquisition of intangible assets.

Cash Flows from Financing Activities – For the year ended December 31, 2017 (Successor), net cash provided by financing was $339,056 compared to net cash provided by financing of $208,704 for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor). The net cash provided by financing activities in 2017 was primarily due to proceeds from short-term convertible notes of $250,005, proceeds from short-term notes of $149,504, and repayments of short-term notes of $60,453. The net cash provided by financing activities in 2016 was primarily due to proceeds from short-term notes of $225,600, net of debt issuance costs of $31,500, and proceeds from short-term notes – related party of $157,442, and repayments of short-term notes of $174,338.

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

Note Payable (Successor)

On June 30, 2017, we entered into a Loan Agreement, a Secured Promissory Note (“Note”) and a personal guarantee with respect to the funding by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. Until December 31, 2018, we have the ability to request quarterly advances of up to the lesser of (i) $250,000 or (ii) one sixth (1/6) of the revenue reported in the Form 10-Q or 10-K for the previous calendar quarter or previous fiscal year, whichever is most recent, provided that such revenue generated a profit of at least 10 percent (10%). The investors may advance the funds in their absolute discretion. In June 2017, the Company was advanced $125,005. The Note shall become due and payable 18 months from each advance date. We must make payments to the investors in an amount of $350, including interest at 10% per annum, every business day from the date of the first advance, which shall be increased proportionately upon each advance. The Note is secured with our assets pursuant to a security agreement dated December 23, 2015. In addition, our CEO has personally guaranteed the Note. As additional consideration for the loan, the investors received 1,500,000 shares of restricted common stock, in aggregate, valued at $105,000 (based on our stock price on the date of grant) along with $2,500 in cash for reimbursement of expenses incurred and recorded as debt issuance costs with a balance at December 31, 2017 of $107,500. The note payable balance net of debt discount of $70,000 at December 31, 2017 was $18,880 with an availability of $1,000,000 on the Note.

In January 2018, we were advanced an additional $60,010 under the Note with no additional shares issued. In March 2018, we were advanced an additional of 60,000 under the Note with 600,000 additional shares to be issued.

The Agreement and Note are being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. We are still accounting for the interest in accordance with GAAP.

We borrow funds from third parties from time to time for working capital purposes with an upfront fee of approximately $400, paying no interest, and with no length of repayment. For the year ended December 31, 2017, we had borrowings of $24,500 and repayments of $24,329 for a balance of $171 at December 31, 2017. Repayments are based on 30% of amounts processed through PayPal until the balance is paid.

Due to Related Party

During 2017, we received no advances from our CEO/director and incurred business expenses of $1,234,249 (comprised of operating expenses of $1,218,085, inventory purchases totaling $5,650, website development costs of $9,573, and purchased equipment of $940) and had repayments of $941,443. We have a balance owed to the related party of $721,434 and $440,747 at December 31, 2017 and 2016, respectively. During 2017, we incurred $180,000 of deferred compensation related to the CEO/director’s employment agreement and $80,000 of deferred compensation related to the Secretary’s employment agreement. As of December 31, 2017 and 2016, accrued compensation – related party was $1,036,000 and $776,000, respectively.

Stock Transactions

During the year ended December 31, 2017, we issued 6,861,768 restricted common shares for services of $755,884 (based on our stock price on the date of grant).

On July 14, 2017, we entered into a contract with a third party for consulting services. The consulting agreement provides for the consultant to receive 487,500 shares for entering into the agreement that were valued at $34,125 (based on our stock price on the date of grant) and 162,500 restricted common shares each month beginning month four through month twelve. During the year ended December 31, 2017, the consultant vested in 406,250 shares, valued at $79,625 (based on our stock price on the date of each grant). As of December 31, 2017, we had not issued the shares and has recorded a common stock payable of $79,625. The contract was terminated at December 31, 2017.

On January 22, 2017, we issued 150,000 restricted common shares for payment of accounts payable of $14,985.

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

Stock Based Compensation

As of December 31, 2017, our board of directors and shareholders previously authorized the adoption and implementation of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors to us and our related companies by providing them the opportunity to acquire a proprietary interest in us and to link their interests and efforts to the long-term interests of our shareholders. The material terms of the 2015 Plan are summarized in “Executive Compensation Plans and Other Benefit Plans” in this filing. Under the 2015 Plan, an aggregate of 20,000,000 shares of our common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards.

During the year ended December 31, 2017, we issued a total of 175,200 restricted common shares to employees, valued at $16,920 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

As of December 31, 2017, we issued a total of 600,000 restricted common shares to our Advisors, valued at $120,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to our 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. We will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. We recognized compensation expense of $41,667 for the year ended December 31, 2017 (Successor), and $6,250 for the one month ended December 31, 2016 (Successor) under general and administrative expenses in the accompanying consolidated Statements of Operations. As of December 31, 2017, the Advisors had vested in 508,333 shares with 91,667 shares remaining to vest.

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

We recognized expense of $103,978 for the year ended December 31, 2017 (Successor), and $24,302 for the one month ended December 31, 2016 (Successor), within stock based compensation in the accompanying consolidated Statement of Operations with $13,750 remaining to be recognized.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of our business during the next twelve months.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

Our independent registered accounting firm has added an explanatory paragraph to their Report of Independent Registered Public Accounting Firm issued in connection with our consolidated financial statements. We had an accumulated deficit of approximately $10,381,000 and $6,130,000 at December 31, 2017 and 2016, respectively, had a working capital deficit of $3,404,000 and $2,128,000 at December 31, 2017 and 2016, respectively, had a net loss of approximately $4,251,000 for the year ended December 31, 2017 (Successor) and $832,000 for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor), and net cash used in operating activities of approximately $400,000 for the year ended December 31, 2017 (Successor) and $131,000 for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor).

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

Accounts Receivable

We record trade receivables when revenue is recognized. When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. At December 31, 2017 and 2016, we had no allowance for doubtful accounts. For the year ended December 31, 2017 (Successor) and for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor), there were no accounts written-off.

Inventories

Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Our inventory consists of loose sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of December 31, 2017, inventory consists of loose sapphire jewels and loose sapphire jewels held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. We perform our own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, we review the inventory each quarter against industry prices from gem-guide and if there is a potential impairment, we would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessment of the sapphires could be significantly lower from the current estimated fair value. Our loose sapphire jewels do not degrade in quality over time.

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

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2017 and 2016, the fair value of inventory, accrued compensation - related party, and advance from shareholder approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Recent Accounting Pronouncements

Refer to Note 3 in the accompanying notes to the consolidated financial statements.

Future Contractual Obligations and Commitments

Refer to Note 16 in the accompanying notes to the consolidated financial statements for future contractual obligations and commitments. Future contractual obligations and commitments are based on the terms of the relevant agreements and appropriate classification of items under U.S. GAAP as currently in effect. Future events could cause actual payments to differ from these amounts.

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

Convertible Note Payable

January 2018 Securities Purchase Agreement

In January and February 2018, the Company entered into Securities Purchase Agreements with respect to the sale and issuance to Crossover Capital Fund II, LLC (“Crossover”) totaling (i) 833,332 shares of the Company’s Common Stock; (ii) 3,000,000 redeemable shares, (iii) $294,000 aggregate principal amount of a convertible promissory note and (iv) Common Stock Purchase Warrants to purchase up to an aggregate of 1,960,000 shares of the Company’s common stock for aggregate consideration of $255,000 cash. The January and February 2018 Convertible Notes mature on October 3, 2018 and November 16, 2018, respectively, and provide for interest to accrue at an interest rate equal to 18% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Note. If the Note is prepaid on or prior to the maturity date, all of the Redeemable Shares shall be returned to the treasury shares of the Company, without any payment by the Company for the Redeemable Shares. Further, if the Company prepays a portion of the Note, but not the entire Note, on or before the maturity date, a pro rata portion of the Redeemable Shares shall be returned to the Company’s treasury in proportion to the prepayment amount as it relates to the entire Note balance. There is also a one-time interest charge of 10% due at maturity.

November 2017 Securities Purchase Agreement

We entered into a Securities Purchase Agreement with respect to the sale and issuance to certain institutional investors Alpha and Brio of up to (i) 833,354 shares of our common stock, (ii) $287,502 aggregate principal amount of secured convertible notes and (iii) common stock purchase warrants to purchase up to an aggregate of 3,593,776 shares of our common stock as defined in the Securities Purchase Agreement.   The aggregate cash subscription amount received by us from the purchasers for the issuance of the incentive shares, notes and warrants was approximately $250,005, which was issued at a $37,497 original issue discount from the face value of the note. The notes mature on June 30, 2018, as amended on November 16, 2017, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the notes.

November 2016 Securities Purchase Agreement

As of December 31, 2016, the Purchasers of the December 2015 Securities Purchase Agreement previously exercised their right under Section 2.4 of the Purchase Agreement, in order to enter into a Subsequent Closing, as that term is defined in the Purchase Agreement, under the same terms as are included in the Purchase Agreement. The November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants were issued on November 10, 2016. November 2016 Purchasers received (i) November 2016 Incentive Shares at the rate of 2.8986 November 2016 Incentive Shares for each $1.00 of November 2016 Note principal issued to such November 2016 Purchaser; (ii) a November 2016 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s November 2016 Note; and (iii) November 2016 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s November 2016 Note principal amount divided by $0.12 (“November 2016 Purchaser Conversion Price”), the conversion price in effect on the November 2016 Initial Closing Date, as amended on May 30, 2017 to $0.08, with a per share exercise price equal to $0.15, as amended on November 16, 2017, subject to adjustment. The aggregate cash subscription amount received by the Company from the purchasers for the issuance of the November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants was approximately $244,945 which was issued at a $42,557 original issue discount from the face value of the November 2016 Note.

December 2015 Securities Purchase Agreement

As of December 31, 2016, we entered into a Securities Purchase Agreement (the “December 2015 Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha and Brio (collectively “December 2015 Purchasers”) of up to (i) 2,500,000 shares of our Common Stock (the “December 2015 Incentive Shares”); (ii) $862,500 aggregate principal amount of Secured Convertible Notes (the “December 2015 Notes”) and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 10,781,250, as amended, shares of our Common Stock (the “December 2015 Warrants”).  The December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants were issued on December 23, 2015 (the “December 2015 Original Issue Date”). December 2015 Purchasers received (i) December 2015 Incentive Shares at the rate of 2.8986 December 2015 Incentive Shares for each $1.00 of December 2015 Note principal issued to such December 2015 Purchaser; (ii) a December 2015 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s December 2015 Note; and (iii) December 2015 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s December 2015 Note principal amount divided by $0.12 (“December 2015 Purchaser Conversion Price”), the conversion price in effect on the December 2015 Initial Closing Date, as amended on May 30, 2017 to $0.08, with a per share exercise price equal to $0.30, subject to adjustment. The aggregate cash subscription amount received by us from the purchasers for the issuance of the December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants was approximately $724,500 (the “Subscription Amount”) which was issued at a $138,000 original issue discount from the face value of the December 2015 Note.

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

As a result of the failure to timely file our 2016 Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the three month period ended March 31, 2017, the November 2016 and December 2015 Notes were in default. On May 30, 2017, the Company entered into a Second Consent, Waiver and Modification Agreement with certain purchasers of convertible promissory notes (the “Notes”) pursuant to securities purchase agreements dated December 23, 2015 and November 10, 2016, which were amended pursuant to a Consent, Waiver and Modification Agreement dated October 13, 2016. The waivers contained in the Agreement were related to a waiver of the right to participate in additional offerings by the Company, allowing shares of the Company’s common stock to be issued pursuant to a private offering at a price of not less than $0.08 per share as well as warrants exercisable for a period of five years at $0.15 per share, as amended on November 16, 2017, adjusting the conversion price of the Notes issued to the purchasers to $0.08 per share, extending the maturity date of the December 23, 2015 convertible promissory notes to December 31, 2017 and waiving default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-K for the year ended December 31, 2016 and the Form 10-Q for the three month period ended March 31, 2017. Based on ASC 470-50-40, Extinguishments of Debt, the Company recognized $691,371 as an extinguishment of debt under Other (income) expense in the accompanying consolidated Statements of Operations for the year ended December 31, 2017. The extinguishment of debt is comprised of changes in the fair value of warrant and derivative liabilities due to the amendment of the notes that were measured immediately prior to and subsequent to the amendment that resulted in extinguishment loss of $176,022 for the December 2015 Purchaser Warrants, $75,648 for the November 2016 Purchaser Warrants, $183,250 for the December 2015 Purchaser Conversion Shares, and $41,842 for the November 2016 Purchaser Conversion Shares, as well as $178,409 for the unamortized debt discount associated with the November 2016 Notes and $36,200 for the unamortized debt discount associated with the December 2015 Notes.

Note Payable

On June 30, 2017, we entered into a Loan Agreement, a Secured Promissory Note (“Note”) and a personal guarantee with respect to the funding by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. Until December 31, 2018, we have the ability to request quarterly advances of up to the lesser of (i) $250,000 or (ii) one sixth (1/6) of the revenue reported in the Form 10-Q or 10-K for the previous calendar quarter or previous fiscal year, whichever is most recent, provided that such revenue generated a profit of at least 10 percent (10%). The investors may advance the funds in their absolute discretion. In June 2017, the Company was advanced $125,005. The Note shall become due and payable 18 months from each advance date. We must make payments to the investors in an amount of $350, including interest at 10% per annum, every business day from the date of the first advance, which shall be increased proportionately upon each advance. The Note is secured with our assets pursuant to a security agreement dated December 23, 2015. In addition, our CEO has personally guaranteed the Note. As additional consideration for the loan, the investors received 1,500,000 shares of restricted common stock, in aggregate, valued at $105,000 (based on our stock price on the date of grant) along with $2,500 in cash for reimbursement of expenses incurred and recorded as debt issuance costs of $107,500. The note payable balance net of debt discount of $70,000 at December 31, 2017 was $18,880 with an availability of $1,000,000 on the Note.

In January 2018, the Company was advanced an additional $60,010 under the Note with no additional shares issued. In March 2018, we were advanced an additional $60,000 under the Note with 600,000 additional shares to be issued.

The Agreement and Note are being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. We are still accounting for the interest in accordance with GAAP.

We borrow funds from third parties from time to time for working capital purposes with an upfront fee of approximately $400, paying no interest, and with no length of repayment. For the year ended December 31, 2017, we had borrowings of $24,500 and repayments of $24,329 for a balance of $171 at December 31, 2017. Repayments are based on 30% of amounts processed through PayPal until the balance is paid.

During the year ended December 31, 2017 (Successor), we received no advances from our CEO/director and incurred business expenses that were paid by the CEO/director of $1,234,249 (comprised of operating expenses of $1,218,085, inventory purchases totaling $5,650, website development costs of $9,573, and purchased equipment of $940) and had repayments of $941,443. We have a balance owed to the related party of $721,434 and $440,747 at December 31, 2017 and 2016, respectively. During the year ended December 31, 2017 (Successor) and for the one month ended December 31, 2016 (Successor), we incurred $45,000 and $180,000, respectively, of deferred compensation related to the CEO/director’s employment agreement and $20,000 and $80,000, respectively, of deferred compensation related to the Secretary’s employment agreement. As of December 31, 2017 and 2016, accrued compensation-related party was $1,036,000 and $776,000, respectively.

Contingent Payments

On December 1, 2016, we acquired substantially all of the operating assets of CCI. As part of the purchase price of the operating assets of CCI, there is a cash payment of $500,000 contingent upon a future offering and earn out payments for all sales of CCI and RGNP products sold via CCI sales channels for the 2017, 2018, 2019 and 2020 calendar years. The estimated fair value of the contingent payments totaled $424,511 and was recognized as a liability in the accompanying consolidated balance sheets as of December 31, 2016. During year ended December 31, 2017, ASK Gold and CCI each earned $41,534 of earn out payments for a total of $83,068. In addition, the Company paid $95,020 in reimbursement expenses (“Reimbursement Expenses”) that were the responsibility of CCI and will be applied against current and future earn out payments to CCI. We applied $41,534 of earn out payments owed to CCI against the Reimbursement Expenses for a net balance of $53,486 owed by CCI to us as of December 31, 2017 that is recorded in estimated fair value of contingent payments, net in the accompanying consolidated balance sheets. As of December 31, 2017, estimated fair value of contingent payments, net was $287,957.

Consulting Agreement

On October 10, 2017, we entered into a marketing agreement with a third party. The agreement expires October 9, 2018 (“Initial Term”), has a base compensation of $100,000, payable $12,500 quarterly, and provides for royalties at ten percent (10%) of the Net Revenues from the ION collection, as defined. If during the Initial Term, our net revenue from the sales of the ION collection exceed the $100,000 base compensation, then the agreement shall automatically be extended for two years. In conjunction with the agreement, we issued 1,000,000 restricted common shares to the consultant, valued at $180,000 (based on our stock price on the date of grant), an additional 500,000 restricted common shares shall be issued at the end of the Initial Term, and should the agreement be extended, we shall issue an additional 1,350,000 restricted common shares. In addition, we agreed to donate five percent (5%) of the Net Revenues from the ION collection to mutually agreeable disaster relief funds.

Off-Balance Sheet Arrangements

As of December 31, 2017, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Our management, under the supervision and with the participation of our CEO and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

The specific material weaknesses identified by the company’s management as of end of the period covered by this report include the following:

●	we have not performed a risk assessment and mapped our processes to control objectives;

●	we have not implemented comprehensive entity-level internal controls;

●	we have not implemented adequate system and manual controls; and

●	we do not have sufficient segregation of duties. As such, the officers approve their own related business expense reimbursements

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

The remediation efforts set out herein will be implemented in the current 2018 fiscal year.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the year ended December 31, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ending December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title
Joseph Segelman	41	President, Chief Executive Officer and Director

Chaya Segelman	38	Secretary and Director

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

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;
●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or
●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

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

Limitation on Liability and Indemnification Matters

Our Certificate of Incorporation and bylaws provide that we will indemnify our directors and officers, and may indemnify our employees and other agents, to the fullest extent permitted by the Delaware General Corporation Law, which prohibits our Certificate of Incorporation from limiting the liability of our directors for the following:

●	any breach of the director’s duty of loyalty to the corporation or its shareholders;

●	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

●	unlawful payments of dividends or unlawful stock repurchases or redemptions; or

●	any transaction from which the director derived an improper personal benefit.

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

Summary Compensation Table

The particulars of the compensation paid to the following persons: (1) our principal executive officer; and (2) each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended December 31, 2017, who we will collectively refer to as the “named executive officers” of the Company, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($) (1)
Joseph Segelman,	2017	180,000	0	270,000	0	0	0	$16,738	$466,738
CEO	2016	180,000	0	0	0	0	0	$43,239	$223,239
	2015	165,000	0	0	2,500,000	0	0	$0	$2,665,000

Chaya Segelman,	2017	80,000	0	0	0	0	0	$7,179	$87,179
Secretary	2016	80,000	0	0	0	0	0	$7,176	$87,176
	2015	75,000	0	0	0	0	0	$0	$75,000

(1)	amounts are deferred and have not been paid.

Other than as disclosed below, there are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the years ended December 31, 2017 and 2016 except as described below in “Equity Compensation Plans and Other Benefit Plans” below.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options or restricted stock units during the years ended December 31, 2017 and 2016.

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

Agreements with Executive Officers

We do not have any employment or consulting agreements with any executive officers or directors except as follows:

Joseph Segelman

As of December 31, 2017, we have an employment agreement with our CEO. The initial term of the employment agreement expires on December 31, 2018, unless earlier terminated by us or CEO. The agreement provides for automatic one-year renewals, unless either we or CEO give notice of our or his intention not to extend at least 90 days prior to the expiration of any term. Under his employment agreement, CEO receives a minimum annual base salary of $180,000. CEO is eligible to receive an annual performance bonus each year, if performance goals established by our board of directors are met, and is entitled to participate in customary benefit plans.

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

Due to Related Party

During 2017, we received no advances from our CEO/director and incurred business expenses of $1,234,249 (comprised of operating expenses of $1,218,085, inventory purchases totaling $5,650, website development costs and of $9,573, and purchased equipment of $940) and had repayments of $941,443. We have a balance owed to the related party of $721,434 and $440,747 at December 31, 2017 and 2016, respectively. During 2017, we incurred $180,000 of deferred compensation related to the CEO/director’s employment agreement and $80,000 of deferred compensation related to the Secretary’s employment agreement. As of December 31, 2017 and 2016, accrued compensation – related party was $1,036,000 and $776,000, respectively.

Chaya Segelman

As of December 31, 2017, we have an employment agreement with our Secretary. The initial term of Secretary ‘s employment agreement expires on December 31, 2018, unless earlier terminated by us or Secretary. The agreement provides for automatic one-year renewals, unless either we or Secretary give notice of our or her intention not to extend at least 90 days prior to the expiration of any term. Under her employment agreement, Secretary receives a minimum annual base salary of $80,000.

If we terminate Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. The definition of cause under Secretary’s employment agreement is the same as that in CEO’s employment agreement.

Owen deVries

On December 1, 2016, we entered into a consulting agreement with Owen deVries, CCI’s CEO and director. The agreement calls for Mr. deVries to develop strategic partnerships and international business on our behalf for initial monthly payments of $11,000. The agreement was amended in April 2017 to reduce the monthly payment to $4,000. The agreement was terminated in December 2017, giving 90 day written notice.

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

2015 Equity Incentive Plan

As of December 31, 2017, the board of directors and shareholders of the Company previously authorized the adoption and implementation of the Company’s 2015 Plan. The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company’s shareholders. The material terms of the 2015 Plan are summarized below.

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

During the year ended December 31, 2017, we issued a total of 175,200 restricted common shares to employees, valued at $16,920 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

During the year ended December 31, 2017, we issued a total of 200,000 immediately vesting restricted common shares to a member of our Advisors, valued at $20,000 (based on the fair value of the services on the date of grant) for outside advisory and consulting services pursuant to our 2015 Equity Incentive Plan.

As of December 31, 2016, we issued a total of 400,000 restricted common shares to our Advisors, valued at $100,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to our 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. We will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. We recognized compensation expense of $40,417 for the year ended December 31, 2017 (Successor), and $6,250 for the one month ended December 31, 2016 (Successor). As of December 31, 2017, the Advisors had vested in 400,000 shares.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers for our year ended December 31, 2017:

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

Name and Address (2)	Amount of Beneficial Ownership		Percent of Class (1)

Joseph Segelman (3) (4) (10)	20,000,000		35.0%
Chaya Segelman (3) (10)	2,500,000		4.4%
Australian Sapphire Corporation(5)	5,000,000		8.8%
Coordinates Collection(6)	5,500,000		9.6%
Alpha Capital Anstalt(7)	5,705,290		9.99%
Brio Capital Master Fund Ltd.(8)	5,705,290		9.99%

All Officers and Directors as a Group (2 Persons)	22,500,000	(9)	39.4%

(1)	Based on 57,110,008 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Unless otherwise noted, the address of each beneficial owner is c/o Reign Sapphire Corp., 9465 Wilshire Boulevard, Beverly Hills, CA 90212.

(3)	Indicates an officer and/or director of the Company.

(4)	Does not include 10,000,000 shares of authorized but unissued common stock, at an exercise price of $0.005 per share that Mr. Segelman has the right to acquire upon exercise of options granted under the Company’s 2015 Equity Incentive Plan as described in “Executive Compensation - Agreements with Executive Officers” elsewhere in this filing. The shares subject to such options have not been included since the options are not currently exercisable or exercisable within 60 days of the date of this filing and thus are not deemed to be currently outstanding and beneficially owned by Mr. Segelman as the holder of the options.

(5)	Mr. Joseph Segelman is the owner of all of the outstanding shares of Australian Sapphire Corporation and thus has beneficial ownership and voting and dispositive power over all of the common shares of the Company owned of record by Australian Sapphire Corporation, which shares are not included in the number of shares identified as being beneficially owned by Mr. Segelman in his individual capacity elsewhere in the table.

(6)	Coordinates Collection, Inc. is owned by FD9 Group, B.V. The address for Coordinates Collection, Inc. is 1933 S. Broadway, Los Angeles, CA 90007.

(7)	Consists of: (i) 3,333,354 common shares; and (ii) convertible notes in the total amount of $718,752 and warrants to purchase common shares that are convertible and/or exercisable into 8,385,438 common shares as of the date of this filing. However, Alpha Capital Anstaldt (“Alpha”) is contractually limited to beneficial ownership of our common shares not to exceed 9.99% and this limitation has been taken into account in calculating the number of shares shown in the table for Alpha. Subject to certain conditions, Alpha holds an additional investment right to purchase additional common shares, convertible notes and warrants. See “Description of Securities—Convertible Securities” in this filing. The stockholder has advised us that voting and dispositive power of all of the common shares of the Company owned of record by the stockholder is held by Konrad Ackermann and Dr. Nicola Feuerstein, who are members of the board of directors of Alpha. The business address of Alpha is Lettstrasse 32, 9490 Vaduz, Lichtenstein.

(8)	Consists of: (i) 3,333,354 common shares; and (ii) convertible notes in the total amount of $718,752 and warrants to purchase common shares that are convertible and/or exercisable into 8,385,438 common shares as of the date of this filing. However, Brio Capital Master Fund Ltd. (“Brio”) is contractually limited to beneficial ownership of our common shares not to exceed 9.99% and this limitation has been taken into account in calculating the number of shares shown in the table for Brio. Brio holds an additional investment right to purchase additional common shares, convertible notes and warrants. See “Description of Securities—Convertible Securities” in this filing. The stockholder has advised us that voting and dispositive power of all of the common shares of the Company owned of record by the stockholder is held by Shaye Hirsch, who is a director of Brio. The business address of Brio is 100 Merrick Road, Suite 401W, Rockville Center NY 11570.

(9)	Does not include 5,000,000 shares owned of record by Australian Sapphire Corporation, which are owned beneficially and of record by Mr. Joseph Segelman and as to which Mr. Segelman exercises sole voting and dispositive power. See Note 5 above. Also does not include 10,000,000 shares of authorized but unissued common stock that Mr. Segelman has the right to acquire in the future as described in Note 4 above.

(10)	Currently held by the Segelman Family Trust.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of our outstanding securities of any class, other than as set forth above. We do not have an investment advisor. There are no current arrangements which will result in a change in control.

Equity Compensation Plans

As of December 31, 2017, the board of directors and shareholders of the Company previously authorized the adoption and implementation of the Company’s 2015 Plan. The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company’s shareholders. Under the 2015 Plan, an aggregate of 20,000,000 shares of our common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. The exercise price for each option may not be less than fair market value of the common stock on the date of grant, and shall vest as determined by the Company’s board of directors but shall not exceed a ten-year period.

During the year ended December 31, 2017, we issued a total of 175,200 restricted common shares to our employees, valued at $16,9220 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

As of December 31, 2017, we issued a total of 600,000 restricted common shares to our Advisors, valued at $120,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to our 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. We will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. We recognized compensation expense for the year ended December 31, 2017 of $41,667 and $6,250 for the one month ended December 31, 2016 (Predecessor) under general and administrative expenses in the accompanying consolidated Statements of Operations with $13,750 remaining to be amortized. As of December 31, 2017, the Advisors had vested in 508,333 shares with 91,667 shares remaining to vest.

As of December 31, 2017, we previously granted to our CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The Black-Scholes option-pricing model used the following weighted average assumptions as of December 31, 2016: (i) no dividend yield for each year, (ii) volatility of 35.6 percent, (iii) risk-free interest rate of 1.87 percent, (iv) stock price of $0.25, (v) exercise price of $0.005, and (vi) expected life of 6.0. The options will vest 50% on the first anniversary of the Grant Date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the grant date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by us from the grant date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of our common stock subject to the Option shall fully vest if we shall successfully sell all of the shares of our common stock included in the primary offering of such common stock by us pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the Grant Date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. The Company recognized expense of $40,417 for the year ended December 31, 2017 (Successor), and $24,302 for the one month ended December 31, 2016 (Successor), within stock based compensation in the accompanying consolidated Statement of Operations with no amounts remaining to be recognized. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 35.6%; risk-free interest rate of 1.87%; expected term of 6 years; and 0% dividend yield. As of December 31, 2017, all 10,000,000 of the options to purchase our common stock have vested.

The following represents a summary of the Equity Compensation grants and options awards outstanding at December 31, 2017 and changes during the years then ended:

2017
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,000,000	$0.005	9,224,800
Equity compensation plans not approved by security holders	0	$—	—
Total	10,000,000	$0.005	9,224,800

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than compensation arrangements, we describe below transactions and series of similar transactions, since January 1, 2016 (i.e., the last two completed fiscal years), to which we were a party or will be a party, in which the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest. Compensation arrangements, including employment agreements, for our directors and named executive officers are described elsewhere in “Executive Compensation - Agreements with Executive Officers.”

Consulting Agreements

As of December 31, 2017, we accrued deferred compensation totaling $709,000 with respect to a consulting agreement with our CEO. Such consulting agreement was terminated by mutual agreement of the parties and superseded by the employment agreement described in “Executive Compensation - Agreements with Executive Officers”. Deferred compensation includes $495,000 related to the employment agreement and $214,000 related to the consulting agreement.

As of December 31, 2017, we accrued deferred compensation totaling $327,000 with respect to a consulting agreement with our Secretary. Such consulting agreement was terminated by mutual agreement of the parties as of March 31, 2015 and superseded by the employment agreement described in “Executive Compensation - Agreements with Executive Officers”. Deferred compensation includes $213,333 related to the employment agreement and $113,667 related to the consulting agreement.

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

Loan and Advances

Due to Related Party

During 2017, we received no advances from our CEO/director and incurred business expenses of $1,234,249 (comprised of operating expenses of $1,218,085, inventory purchases totaling $5,650, website development costs of $9,573, and purchased equipment of $940) and had repayments of $941,443. We have a balance owed to the related party of $721,434 and $440,747 at December 31, 2017 and 2016, respectively. During 2017, we incurred $180,000 of deferred compensation related to the CEO/director’s employment agreement and $80,000 of deferred compensation related to the Secretary’s employment agreement. As of December 31, 2017 and 2016, accrued compensation – related party was $1,036,000 and $776,000, respectively.

CCI had no employment agreement with its CEO and director but CCI still incurred compensation on behalf of the CEO and director. CCI incurred compensation expense of $79,288 in the eleven months ended November 30, 2016, with no amounts due at November 30, 2016. During the eleven months ended November 30, 2016 the CEO and director received employee benefits totaling $43,947. In addition, the CEO/director incurred business expenses and had repayments for business expenses of $13,130 for the eleven months ended November 30, 2016.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

We have incurred aggregate fees billed and expected to be billed for the audit of our consolidated financial statements of $69,000 for the year ended December 31, 2017 (Successor), and $26,000 for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor).

Tax Fees

We did not incur any fees for tax services for the year ended December 31, 2017 (Successor), and for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor).

All Other Fees

We did not incur any other fees for the year ended December 31, 2017 (Successor), and for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor),

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report:

1.	Financial Statements. The following consolidated financial statements of the Company are included below:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2017 and 2016.

Consolidated Statement of Operations for the Year ended December 31, 2017 (Successor), for the One Month ended December 31, 2016 (Successor), and the eleven months ended November 30, 2016 (Predecessor).

Consolidated Statements of Shareholders’ Deficit for the Year ended December 31, 2017 (Successor), for the One Month ended December 31, 2016 (Successor), and the eleven months ended November 30, 2016 (Predecessor).

Consolidated Statements of Cash Flows for the Year ended December 31, 2017 (Successor), for the One Month ended December 31, 2016 (Successor), and the eleven months ended November 30, 2016 (Predecessor).

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the consolidated financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

Exhibit No.	Description

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 22, 2015 and as currently in effect. (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

3.2*	Bylaws of the Registrant, as currently in effect (Filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.1*+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (Filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.2*+	Employment Agreement, dated April 1, 2015, between the Registrant and Joseph Segelman (Filed as Exhibit 10.2 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.3*+	Employment Agreement, dated April 1, 2015, between the Registrant and Chaya Segelman (Filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.4*+	2015 Equity Incentive Plan, as amended and currently in effect (Filed as Exhibit 10.8 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.5*+	Share Option Agreement, dated May 1, 2015, between the Registrant and Joseph Segelman (Filed as Exhibit 10.5 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.6*	Securities Purchase Agreement dated as of December 23, 2015 by and among the Registrant and the Purchasers defined and identified therein (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.7*	Form of Secured Convertible Note issued under the Securities Purchase Agreement included as Exhibit 10.6 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.8*	Security Agreement dated as December 23, 2015 by and among the Company and the Collateral Agent and Secured Parties defined and identified therein. (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.9*	Corporate Guaranty dated as December 23, 2015 entered into by Australian Sapphire Corporation as guarantor for the benefit of the Collateral Agent and the Lenders defined and identified therein. (Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.10*	Guarantor Security Agreement dated as December 23, 2015 by and among Australian Sapphire Corporation as guarantor and the Collateral Agent and Secured Parties defined and identified therein delivered in connection with the Corporate Guaranty included as Exhibit 10.9. (Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.11*	Personal Guaranty dated as December 23, 2015 entered into by Joseph Segelman as guarantor for the benefit of the Collateral Agent and the Lenders defined and identified therein. (Filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.12*	Form of Common Stock Purchase Warrant issued under the Securities Purchase Agreement included as Exhibit 10.6 (Filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.13*	Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.14*	Assignment and Assumption Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.15*	Bill of Sale under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.16*	Confidentiality and Proprietary Rights Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.17*	Intellectual Property Assignment Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.18*	Securities Purchase Agreement dated as of November 10, 2016 by and among the Registrant and the Purchasers defined and identified therein (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

10.19*	Form of Secured Convertible Note issued under the Securities Purchase Agreement included as Exhibit 10.1 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

10.20*	Form of Common Stock Purchase Warrant issued under the Securities Purchase Agreement included as Exhibit 10.1 (Filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Reign Sapphire’s Annual Report on Form 10-K for the year ended December 31, 2016 are formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Shareholders’ Deficit, (iv) the Statements of Cash Flow, and (v) Notes to Financial Statements.

*	Previously filed.

+	Management contract or compensatory plan

All references to Registrant’s Forms 8-K, 10-K and 10-Q include reference to File No. 333-204486

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Reign Sapphire Corporation a Delaware corporation

Dated: April 2, 2018	By:	/s/ Joseph Segelman
Joseph Segelman
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

REIGN CORPORATION

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

111 PACIFICA, SUITE 300
HALL&COMPANY Certified Public Accountants, Inc.	IRVINE, CA 92618
TAX, FINANCIAL AND MANAGEMENT CONSULTING SERVICES	(949) 910-HALL (4255) FAX (949) 910-4256 WWW.HALLCPAS.COM

To the Board of Directors and Stockholders

Of Reign Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reign Corporation (the “Company”) as of December 31, 2017 and 2016 (Successor), and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2017 (Successor) and for the one month ended December 31, 2016 (Successor), and the eleven months ended November 30, 2016 (Predecessor) of Coordinates Collections, Inc., and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016 (Successor), and the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 2017 (Successor) and for the one month ended December 31, 2016 (Successor) and for the eleven months ended November 30, 2016 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations and cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion

/s/ HALL & COMPANY

Irvine, California

April 2, 2018

Serving as the Company’s auditor since 2015

REIGN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2017 Successor	December 31, 2016 Successor
ASSETS
Current assets:
Cash	$9,592	$149,607
Accounts receivable	9,730	—
Inventory	726,140	723,602
Prepaid expenses	15,086	1,667
Total current assets	760,548	874,876

Equipment, net	25,278	38,050
Intangible assets, net	803,306	947,259
Goodwill	481,947	481,947
Total assets	$2,071,079	$2,342,132

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$194,023	$31,940
Due to related party	721,434	440,747
Accrued compensation - related party	1,036,000	776,000
Deferred revenue	81,455	78,820
Common stock payable	79,625	—
Short term notes payable, less unamortized debt issuance costs of $70,000	19,051	—
Convertible notes payable, less unamortized debt discount of $224,904 and $273,859 at December 31, 2017 and 2016, respectively	1,212,600	588,641
Derivative liabilities	470,839	153,663
Estimated fair value of contingent payments, net	287,957	424,511
Warrant liabilities	—	473,296
Other current liabilities	61,969	35,571
Total current liabilities	4,164,953	3,003,189
Long-term liabilities:
Convertible notes, less unamortized debt discount of $256,722 at December 31, 2016	—	30,780
Total long-term liabilities	—	30,780
Total liabilities	4,164,953	3,033,969

Commitments and contingencies

Shareholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 1 and no shares issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized; 53,276,676 and 43,414,687 shares issued and outstanding at December 31, 2017 and 2016, respectively	5,328	4,342
Additional paid-in-capital	8,281,793	5,433,552
Accumulated deficit	(10,380,995)	(6,129,731)
Total shareholders’ deficit	(2,093,874)	(691,837)
Total liabilities and shareholders’ deficit	$2,071,079	$2,342,132

See accompanying notes to consolidated financial statements

REIGN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2017 Successor	For the One Month Ended December 31, 2016 Successor	For the Eleven Months Ended November 30, 2016 Predecessor

Net revenues	$1,284,178	$250,601	$1,553,986

Cost of Sales	512,382	229,878	717,334

Gross Profit	771,796	20,723	836,652

Operating expenses:
Advertising and marketing expenses	533,448	98,079	314,645
Stock based compensation - related party	1,167,820	24,302	—
General and administrative	1,504,815	104,281	1,026,271
Total operating expenses	3,206,083	226,662	1,340,916
Loss from operations	(2,434,287)	(205,939)	(504,264)

Other (income) expense:
Change in fair value of warrant liabilities	181,896	(3,612)	—
Change in fair value of derivative liabilities	(86,856)	(68,331)	—
Extinguishment of debt	691,361	—	—
Modification of warrants and derivatives	238,935	—
Other income	—	—	(2,375)
Interest expense	790,841	65,146	130,499
Total other expense, net	1,816,177	(6,797)	128,124

Loss before income taxes	(4,250,464)	(199,142)	(632,388)
Income taxes	800	—	—

Net loss	$(4,251,264)	$(199,142)	$(632,388)

Net loss per share, basic and diluted	$(0.09)	$(0.00)	$(0.06)

Weighted average number of shares outstanding
Basic and diluted	47,093,401	43,163,881	10,032,000

See accompanying notes to consolidated financial statements

REIGN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

							Total
	Preferred Stock		Common Stock		Additional Paid	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
PREDECESSOR
Balance as of January 1, 2015	—	$—	9,800,000	$98	$1,388,169	$(1,968,947)	$(580,680)
Issuance of preferred shares for cash - related party	200,000	2	—	—	199,998	—	200,000
Exchange of preferred shares for common shares in restructuring - related party	(200,000)	(2)	232,000	2	—	—	—
Net loss	—	—	—	—	—	(800,582)	(800,582)
Balance as of December 31, 2015	—	$—	10,032,000	$100	$1,588,167	$(2,769,529)	$(1,181,262)
Net loss	—	—	—	—	—	(632,388)	(632,388)
Balance as of November 30, 2016	—	$—	10,032,000	$100	$1,588,167	$(3,401,917)	$(1,813,650)

SUCCESSOR
Balance as of December 1, 2016	—	$—	36,406,354	$3,641	$4,637,867	$(5,930,589)	$(1,289,081)
Shares issued in conjunction with CCI acquisition	—	—	7,000,000	700	769,300	—	770,000
Shares issued to advisory board for services	—	—	8,333	1	2,083	—	2,084
Stock based compensation - related party	—	—	—	—	24,302	—	24,302
Net loss	—	—	—	—	—	(199,142)	(199,142)
Balance as of December 31, 2016	—	$—	43,414,687	$4,342	$5,433,552	$(6,129,731)	$(691,837)
Shares issued to advisory board for services	—	—	341,667	34	55,383	—	55,417
Shares issued in conjunction with note payable			1,500,000	150	104,850		105,000
Issuance of common stock and warrants with short-term convertible notes	—	—	833,354	83	163,088		163,171
Stock based compensation - related party	—	—	—	—	45,391	—	45,391
Preferred right issued to CEO - related party	1	—	—	—	270,000	—	270,000
Shares issued for services	—	—	6,861,768	686	755,198	—	755,884
Shares issued for payment of accounts payable	—	—	150,000	15	14,970	—	14,985
Shares issued to employees for compensation	—	—	175,200	18	16,902	—	16,920
Reclassification of warrants to equity	—	—	—	—	1,422,459	—	1,422,459
Net loss	—	—	—	—	—	(4,251,264)	(4,251,264)
Balance as of December 31, 2017	1	$—	53,276,676	$5,328	$8,281,793	$(10,380,995)	$(2,093,874)

See accompanying notes to consolidated financial statements

REIGN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2017 Successor	For the One Month Ended December 31, 2016 Successor	For the Eleven Months Ended November 30, 2016 Predecessor

Cash flows from operating activities:
Net loss	$(4,251,264)	$(199,142)	$(632,388)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock based compensation issued to employees	16,920	24,302	—
Stock based compensation - related party	45,391	—	—
Preferred share issued to CEO - related party	270,000	—	—
Depreciation expense	13,712	228	7,080
Amortization expense	222,081	16,568	62,581
Interest expense in conjunction with debt issuance	368,778	—	—
Accretion of debt discount	415,237	64,869	31,500
Change in derivative liabilities	(86,856)	(68,331)	—
Change in warrant liabilities	181,896	(3,612)	—
Modification of warrant and derivative liabilities	238,935
Loss on extinguishment of debt	691,361	—	—
Estimated fair market value of stock issued for services	811,301	2,084	—
Changes in operating assets and liabilities:
Accounts receivable	(9,730)	—	5,335
Inventory	(2,538)	—	1,173
Prepaid expenses	(15,086)	733	3,902
Accounts payable	177,068	31,940	302,263
Due to related party	280,687	28,633	—
Accrued compensation - related party	260,000	21,667	—
Common stock payable	79,625	—	—
Deferred revenue	2,635	78,820	38,189
Estimated fair value of contingent payments, net	(136,554)	—	—
Other current liabilities	26,398	2,929	47,623
Net cash (used in) provided by operating activities	(400,003)	1,688	(132,742)

Cash flows from investing activities:
Acquisition of intangible assets	(78,128)	(27,136)	(90,855)
Purchases of computer equipment	(940)	—	(128)
Net cash used in investing activities	(79,068)	(27,136)	(90,983)

Cash flows from financing activities:
Proceeds from short-term convertible notes	250,005	—	—
Proceeds from short-term notes, net of debt issuance costs	149,504	—	225,600
Repayments of short term notes	(60,453)	—	(174,338)
Proceeds from short-term notes - related party	—	—	157,442
Net cash provided by financing activities	339,056	—	208,704

Net decrease in cash	(140,015)	(25,448)	(15,021)

Cash at beginning of period	149,607	175,055	42,332
Cash at end of period	$9,592	$149,607	$27,311

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—	$448
Income taxes	$800	$—	$—

Non-cash investing and financing activities:
Common stock issued for payment of accounts payable	$14,985	$—	$—
Common stock issued in conjunction with notes payable	$105,000	$—	$—
Common stock issued to third party in conjunction with debt issuance	$163,171	$—	$—
Warrants issued to third party in conjunction with debt issuance	$290,612	$—	$—
Embedded derivative issued in conjunction with notes payable	$165,000	$—	$—
Reclassification of warrants to equity	$1,422,459	$—	$—
Intangibles acquired in conjunction with acquisition of CCI	$—	$680,000	$—
Goodwill acquired in conjunction with acquisition of CCI	$—	$481,947	$—
Equipment acquired in conjunction with acquisition of CCI	$—	$32,564	$—
Common stock issued in conjunction with acquisition of CCI	$—	$770,000	$—
Estimated fair value of contingent payments issued in conjunction with acquisition of CCI	$—	$424,511	$—
Total debt discount at origination	$—	$—	$31,500

See accompanying notes to consolidated financial statements

REIGN CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

On December 1, 2016, substantially all of the operating assets of Coordinates Collection, Inc. (“CCI” or “Coordinates Collection”) was acquired by Reign Sapphire Corporation (“RGNP“ or the “Company”), (see “Acquisition of Assets Related to the Coordinates Collection Business”). RGNP is a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company. As part of the Acquisition, we created a wholly owned subsidiary, Reign Brands, Inc. (“Reign Brands”), which is a Delaware corporation, and shall act as the operating entity for the acquired CCI assets. The acquisition method of accounting was used to record assets acquired and liabilities assumed by Successor. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying consolidated financial statements of the Predecessor and Successor are not comparable in all material respects since those consolidated financial statements report financial position, results of operations, and cash flows of these two separate entities. CCI’s fixed assets and identifiable intangible assets acquired were recorded based upon their estimated fair values as of the closing date of the Acquisition.  The excess of purchase price over the value of the net assets acquired was recorded as goodwill.

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

Successor

RGNP is a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company with 4 niche brands: Reign Sapphires: ethically produced, direct mine-to-consumer sapphire jewelry targeting millennials, Coordinates Collection: custom jewelry, inscribed with location coordinates commemorating life’s special moments, and Le Bloc: classic customized jewelry and athleisure jewelry brand ION Collection by Jen Selter.

Reign Sapphire Corporation was established on December 15, 2014 in the State of Delaware as a vertically integrated “source to consumer” model for sapphires and sapphire jewelry. The Company acquired its Coordinates Collection and Le Bloc brands and the assets related to the production and sale of it on December 1, 2016 (See Note 4).

The Company is focusing its marketing initiatives on: (1) Direct-to-Consumer (“D2C”) ecommerce marketing to attract customers to the reignsappires.com website, (2) Business-to-Business (“B2B”) marketing and sales efforts, to establish distribution partners such as high-end fashion retailers.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $10,381,000 and $6,130,000 at December 31, 2017 and 2016, respectively, had a working capital deficit of $3,404,000 and $2,128,000 at December 31, 2017 and 2016, respectively, had a net loss of approximately $4,251,000 for the year ended December 31, 2017 (Successor) and $832,000 for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor), and net cash used in operating activities of approximately $400,000 and $131,000 for the year ended December 31, 2017 (Successor) and for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor), respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were recorded of approximately $533,000 for the year ended December 31, 2017 (Successor), and approximately $413,000 for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor).

Comprehensive Income

Comprehensive income is reported in accordance with FASB ASC Topic 220 “Comprehensive Income,” which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in shareholders’ equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends). Generally, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. There are no items other than net loss affecting comprehensive loss for the year ended December 31, 2017 (Successor), and for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor).

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

The results of transactions in foreign currency are remeasured into the functional currency at the average rate of exchange during the reporting period. The Company had no aggregate net foreign currency remeasurements included in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2017 (Successor), and for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor).

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into the Company’s reporting currency of USD at the exchange rates prevailing at the balance sheet date. All translation adjustments resulting from the translation of the consolidated financial statements into the reporting currency at USD are dealt with as a separate component within shareholders’ equity. There were no translation adjustments for the year ended December 31, 2017 (Successor), and for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor).

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

Inventories

Reign Sapphire

Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of December 31, 2017, the Company carried primarily loose sapphire jewels and loose sapphire jewels held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of December 31, 2017. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time. The estimated fair value per management’s internal assessment is greater than the cost, therefore, there is no indicator of impairment as of December 31, 2017.

CCI and Le Bloc

CCI and Le Bloc products are outsourced to a third party for manufacture, made to order, and when completed are shipped to the customer. The inventory for CCI and Le Bloc are considered immaterial as of December 31, 2017 and December 31, 2016.

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

Impairment of Long-lived Assets and Goodwill

We evaluate goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount.  The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. There are no impairments as of December 31, 2017 and 2016.

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There are no impairments as of December 31, 2017 and 2016.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2017 and 2016, the fair value of cash, accounts receivable, accounts payable, accrued expenses, notes payable, and convertible debt approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. There were no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The warrant and the embedded derivative liabilities are recognized at fair value on a recurring basis at December 31, 2017 and are Level 3 measurements (see Note 9). There have been no transfers between levels.

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

The total number of potential additional dilutive securities outstanding for the year ended December 31, 2017 (Successor), and for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor), was none since the Company had net losses and any additional potential common shares would have an anti-dilutive effect.

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

The Company has business activities in Australia and Asia, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between USD and the Australian currency AUD. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. The Company had no aggregate net foreign currency transactions included in the income statement for the year ended December 31, 2017 (Successor), and for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor).

Interest rate risk

Financial assets and liabilities do not have material interest rate risk.

Credit risk

The Company is exposed to credit risk from its cash in banks and accounts receivable. The credit risk on cash in banks is limited because the counterparties are recognized financial institutions.

There was one customer that accounted for 12% of total revenue for the year ended December 31, 2017 (Successor), and no customers that accounted for 10% or more of total revenue for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor).

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

FASB ASU 2017-09 “Scope of Modification Accounting (Topic 718)” - In May 2017, the FASB issued 2017-09. The guidance clarifies the accounting for when the terms of a share-based award are modified. The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years, with early adoption permitted. This new guidance would only impact our consolidated financial statements if, in the future, we modified the terms of any of our share-based awards.

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

FASB ASU 2016-15 “Statement of Cash Flows (Topic 230)” – In August 2016, the FASB issued 2016-15. Stakeholders indicated that there is a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASU is not expected to have a significant impact on our statement of cash flows.

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

FASB ASU 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815)” – In May 2016, the FASB issued 2016-11, which clarifies guidance on assessing whether an entity is a principal or an agent in a revenue transaction.  This conclusion impacts whether an entity reports revenue on a gross or net basis.  This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. Adoption of this ASU is not expected to have a significant impact on our consolidated financial statements.

FASB ASU 2016-10 “Revenue from Contracts with Customers (Topic 606)” – In April 2016, the FASB issued ASU 2016-10, clarify identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. Adoption of this ASU is not expected to have a significant impact on our consolidated financial statements.

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

NOTE 4 – ACQUISITION OF COORDINATES COLLECTION

On December 1, 2016, the Company acquired substantially all of the operating assets of CCI (the “Acquisition”). CCI is engaged in the marketing and distribution of Coordinates Collection and Le Bloc customized jewelry. Upon the closing of the Acquisition, we received substantially all of the operating assets of CCI, consisting of fixed assets and intellectual property. As part of the Acquisition, the Company created a wholly owned subsidiary, Reign Brands, and shall act as the operating entity for the acquired CCI assets.

The purchase price of the operating assets of CCI was the issuance 7,000,000 shares of common stock (of which 1,000,000 shares were issued to ASK Gold, a major supplier) (see Note 3) valued at $770,000 (based on our stock price on the date of issuance). In addition, there is a cash payment of $500,000 contingent upon a future offering and earn out payments for all sales of CCI and RGNP products sold via CCI sales channels for the 2017, 2018, 2019 and 2020 calendar years. The estimated fair value of the contingent payments totaled $424,511 and was recognized as a liability in the accompanying consolidated Balance sheet as of December 31, 2016. The Company accounted for the Acquisition using the acquisition method of accounting.

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

NOTE 5 – INVENTORY

Inventories consisted of the following as of:

	December 31,	December 31,
	2017	2016

Raw materials	$474,983	$478,096
Work-in-process	117,012	111,361
Samples	134,145	134,145
	$726,140	$723,602

NOTE 6 – Equipment

Equipment consisted of the following as of:

		December 31,	December 31,
	Estimated Life	2017	2016

Office equipment	5 years	$3,391	$2,451
Computer equipment	3 years	39,311	39,311
Accumulated depreciation		(17,424)	(3,712)
		$25,278	$38,050

Depreciation expense was $13,712 for the year ended December 31, 2017 (Successor), and $7,308 for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor), and is classified in general and administrative expenses in the consolidated Statements of Operations.

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net consisted of the following as of:

		December 31,	December 31,
	Estimated Life	2017	2016

Trademarks	3.3 – 4.5 years	$260,000	$260,000
Website	3 years	113,253	35,125
Acquired tradename	10 years	365,000	365,000
Acquired proprietary design	5 years	80,000	80,000
Acquired developed technology - website	3 years	117,500	117,500
Acquired developed technology – Ipad application	3 years	117,500	117,500
Accumulated amortization		(249,947)	(27,866)
		$803,306	$947,259

		December 31,	December 31,
	Estimated Life	2017	2016
Goodwill	indefinite	481,947	481,947

Amortization expense was $222,081 for the year ended December 31, 2017 (Successor), and $79,149 for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor) and is classified in general and administrative expenses in the accompanying consolidated Statements of Operations.

Future amortization expense related to intangible assets are approximately as follows:

			Acquired
	Trademarks	Website	Intangibles	Total
2018	$65,186	$37,751	$130,833	$233,770
2019	62,907	37,084	124,306	224,297
2020	37,818	11,690	52,500	102,008
2021	12,606	—	51,167	63,773
2022	—	—	36,500	36,500
Thereafter	—	—	142,958	142,958
	$178,517	$86,525	$538,264	$803,306

NOTE 8 – DUE TO RELATED PARTY

During 2017, the Company received no advances from our CEO/director and incurred business expenses of $1,234,249 (comprised of operating expenses of $1,218,085, inventory purchases totaling $5,650, website development costs of $9,573, and purchased equipment of $940) and had repayments of $941,443. We have a balance owed to the related party of $721,434 and $440,747 at December 31, 2017 and 2016, respectively. During 2017, the Company incurred $180,000 of deferred compensation related to the CEO/director’s employment agreement and $80,000 of deferred compensation related to the Secretary’s employment agreement. As of December 31, 2017 and 2016, accrued compensation – related party was $1,036,000 and $776,000, respectively.

CCI had no employment agreement with its CEO and director during the eleven months ended November 30, 2016 but CCI still incurred compensation on behalf of the CEO and director. CCI incurred compensation expense of $79,288 in the eleven months ended November 30, 2016 (Predecessor), with no amounts due at November 30, 2016 (Predecessor). During the eleven months ended November 30, 2016 (Predecessor), the CEO and director received employee benefits totaling $43,947. In addition, the CEO/director incurred business expenses and had repayments for business expenses of $13,130 for the eleven months ended November 30, 2016 (Predecessor).

NOTE 9 – CONVERTIBLE NOTEs PAYABLE

The following represents a summary of the convertible debt terms at December 31, 2017:

	Amount of Note	Debt Discount	Maturity Date	Conversion Price	Number of Warrants	Exercise Price	Warrants Exercisable thru

November 2017 Note	$287,502	$(224,904)	6/30/2018	$0.08	10,781,250	$0.15	11/10/2022
November 2016 Note	287,502	—	6/30/2018	$0.08	3,593,776	$0.15	11/10/2022
December 2015 Note	862,500	—	6/30/2018	$0.08	3,593,776	$0.15	11/10/2022
Total	$1,437,504	$(224,904)			17,968,802

November 2017

On November 10, 2017, the Company entered into a Securities Purchase Agreement (the “November 2017 Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. (collectively “November 2017 Purchasers”) of up to (i) 833,354 shares of the Company’s Common Stock (the “November 2017 Incentive Shares”); (ii) $287,502 aggregate principal amount of Secured Convertible Notes (the “November 2017 Notes”) and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 3,593,776, shares of the Company’s Common Stock (the “November 2017 Warrants”). The November 2017 Incentive Shares, November 2017 Notes and November 2017 Warrants were issued on November 10, 2017 (the “November 2017 Original Issue Date”). November 2017 Purchasers received (i) November 2017 Incentive Shares at the rate of 2.8986 November 2017 Incentive Shares for each $1.00 of November 2017 Note principal issued to such November 2017 Purchaser; (ii) a November 2017 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s November 2017 Note; and (iii) November 2017 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s November 2017 Note principal amount divided by $0.08 (“Purchaser Conversion Price”), the conversion price in effect on the Initial Closing Date, with a per share exercise price equal to $0.15, as amended on November 16, 2017, subject to adjustment. The aggregate cash subscription amount received by the Company from the purchasers for the issuance of the November 2017 Incentive Shares, November 2017 Notes and November 2017 Warrants was approximately $250,002 (the “Subscription Amount”) which was issued at a $37,500 original issue discount from the face value of the Note.

The November 2017 Notes mature on June 30, 2018, as amended on November 16, 2017, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the November 2017 Notes. At any time after the November 2017 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of our Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.08 per share, subject to adjustment as provided therein. Each November 2017 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each November 2017 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the November 2017 Note have the right to convert any portion of their November 2017 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The November 2017 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the November 2017 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the November 2017 Notes and accrual of interest as described above. The November 2017 Notes are collectively collateralized by substantially all of the Company’s assets and guarantees of payment of the November 2017 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the November 2017 Notes, subject to the terms of such guaranty agreements.

The November 2017 Purchase Agreement is being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. The Company is still accounting for the interest in accordance with GAAP.

Optional Redemption

The November 2017 Notes provide that commencing six (6) months after the November 2017 Original Issue Date, the Company will have the option of prepaying the outstanding principal amount of the November 2017 Notes (an “November 2017 Optional Redemption”), in whole or in part, by paying to the holders a sum of money in cash equal to one hundred percent (100%) of the principal amount to be redeemed, together with accrued but unpaid interest thereon, if any, and any and all other sums due, accrued or payable to the holder arising under the November 2017 Note through the November 2017 Redemption Payment Date and 2.8986 shares of the Company’s Common Stock for each $1.00 of November 2017 Note principal amount being redeemed. A Notice of Redemption, if given, may be given on the first Trading Day following twenty (20) consecutive Trading Days during which all of the “Equity Conditions”, as defined, have been in effect. No derivative liability has been recorded as of December 31, 2017, as redemption was contingent.

Purchaser Conversion

The November 2017 Purchaser has the right at any time after the November 2017 Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“November 2017 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “November 2017 Conversion Amount”) divided by the November 2017 Purchaser Conversion Price of $0.08, subject to potential future adjustments described below. If the total outstanding balance of the November 2017 Note were convertible as of December 31, 2017, the November 2017 Note would have been convertible into 3,593,776 shares of our common stock.

The Company evaluated the note under the requirements of ASC 480 “Distinguishing Liabilities From Equity” and concluded that the Note does not fall within the scope of ASC 480. The Company next evaluated the November 2017 Note under the requirements of ASC 815 “Derivatives and Hedging”. Due to the existence of the anti-dilution provision which reduces the November 2017 Purchaser Conversion Price in the event of subsequent dilutive issuances by the Company below the November 2017 Purchaser Conversion Price as described above, the November 2017 Purchaser Conversion feature does not meet the definition of “indexed to” our stock, and the scope exception to ASC 815’s derivative accounting provisions does not apply. The Company also evaluated the embedded derivative criteria in ASC 815, and concluded that the Purchaser Conversion feature meets all of the embedded derivative criteria in ASC 815, and therefore, the November 2017 Purchaser Conversion feature meets the definition of an embedded derivative that should be separated from the note and accounted for as a derivative liability.

The embedded derivative was recorded as a derivative liability on the consolidated Balance Sheet at its fair value of $165,000 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the consolidated Statements of Operations. At December 31, 2017, the embedded derivative was re-measured at fair value that was determined to be $63,000. During the year ended December 31, 2017, the Company recorded a gain of $97,000 on embedded derivative re-valuation.

On November 16, 2017, the November 2017 Notes were modified in accordance with ASC 470-50-40 and ASC 815 and the Company re-measured the embedded derivative at fair value, which was determined to be $155,000 and recorded a modification of derivative liability charge of $5,000.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

	December 31, 2017	November 10, 2017

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	55.0%
Risk-free interest rate	1.53%	1.54%
Expected term of options (years)	0.5	1.5
Stock price	$0.12	$0.20
Conversion price	$0.08	$0.08

November 2017 Purchaser Warrants

The November 2017 Purchaser Warrants allow the November 2017 Purchaser to purchase up to a number of shares of common stock equal to 100% of such purchaser’s Note principal amount divided by $0.08, with a per share exercise price equal to $0.15, subject to adjustment.

The term of the Purchaser Warrants is at any time on or after the six (6) month anniversary of the November 2017 Original Issue Date and on or prior to the five (5) year anniversary of the November 2017 Initial Trading Date of our common stock on a Trading Market.

The exercise price of the November 2017 Purchaser Warrants is $0.15 per share of our common stock, as may be adjusted from time to time pursuant to the antidilution provisions of the November 2017 Purchaser Warrants.

The November 2017 Purchaser Warrants are exercisable by the November 2017 Purchaser in whole or in part, as either a cash exercise or as a “cashless” exercise.

The Company evaluated the November 2017 Warrants under ASC 480 “Distinguishing Liabilities From Equity” and ASC 815 “Derivatives and Hedging”. Due to the existence of the antidilution provision, which reduces the November 2017 Exercise Price and November 2017 Conversion Price in the event of subsequent November 2017 Dilutive Issuances, the November 2017 Purchaser Warrants are not indexed to our common stock, and the Company has determined that the November 2017 Purchaser Warrants meet the definition of a derivative under ASC 815. Accordingly, the November 2017 Purchaser Warrants were recorded as derivative liabilities in the consolidated Balance Sheet at their fair value of $290,612 at the date of issuance. At each subsequent reporting date, the fair value of the Purchaser Warrants will be remeasured and changes in the fair value will be reported in the consolidated Statements of Operations. On November 16, 2017, the November 2017 Warrants were modified in accordance with ASC 470-50-40 and ASC 815 which eliminated the antidilution provision of the exercise price, fixed the exercise price at $0.15 per share, and fixed the number of shares the warrants can be exercised into; thereby eliminating the requirement for derivative accounting and liability classification. As a result, immediately prior to the modification, the Company recognized a loss of $181,896 to change in fair value of warrant liabilities under Other (income) expense in the accompanying consolidated Statements of Operations comprised of:

Change in Fair Value of Warrant Liability

November 2017 Note	$(19,938)
November 2016 Note	74,514
December 2015 Note	127,320
Total	$181,896

Subsequent to the modification, the Company recognized a loss of $238,935 to modification of warrant and derivatives in the accompanying consolidated Statements of Operations comprised of:

	Modification of
	Warrant Liability	Derivative Liability	Total

November 2017 Note	$13,819	$(5,000)	$8,819
November 2016 Note	28,993	15,301	44,294
December 2015 Note	182,173	3,649	185,822
Total	$224,985	$13,950	$238,935

In addition, the warrant re-valuation was reclassified to additional paid-in-capital resulting in a warrant liability of $0 as of November 16, 2017. The reclassification to additional paid-in-capital is comprised of:

Reclassification of Warrant liability to Equity

November 2017 Note	$284,493
November 2016 Note	284,493
December 2015 Note	853,473
Total	$1,422,459

The fair value of the November 2017 Purchaser Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

	December 31, 2017	November 10, 2017

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	55.0%
Risk-free interest rate	2.07%	2.06%
Expected term of options (years)	0.5	1.5
Stock price	$0.12	$0.20
Exercise price	$0.15	$0.08

November 2017 Purchaser Common Stock

The November 2017 Purchasers were issued a total of 833,354 shares of the Company’s common stock, valued at $163,171 (based on the stock price on the date of issuance).

Debt Discount

The Company issued the November 2017 Notes with warrants and conversion features that require liability treatment under ASC 815. As such, the proceeds of the notes were allocated, based on fair values, as follows: original issue discount of $37,497, $163,171 to the common shares issued; $290,612 to the warrants granted; and $165,000 to the embedded derivative, resulting in a debt discount to such notes of $287,502 with the remaining amount of approximately $369,000 expensed at inception of the note. The debt discount is accreted over the term of the convertible notes to interest expense in the accompanying consolidated Statements of Operations.

The Company recorded debt discount accretion of $62,598 to interest expense in the consolidated Statements of Operations during the year ended December 31, 2017 and has an unamortized debt discount of $224,904 as of December 31, 2017.

November 2016

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

The November 2016 Notes mature on June 30, 2018, as amended on November 16, 2017, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the November 2016 Notes. At any time after the November 2016 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of our Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note was $0.12 per share, as amended on May 30, 2017 to $0.08, subject to adjustment as provided therein. Each November 2016 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each November 2016 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the November 2016 Note have the right to convert any portion of their November 2016 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The November 2016 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the November 2016 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the November 2016 Notes and accrual of interest as described above. The November 2016 Notes are collectively collateralized by substantially all of the Company’s assets and guarantees of payment of the November 2016 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the November 2016 Notes, subject to the terms of such guaranty agreements.

The November 2016 Purchase Agreement is being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. The Company is still accounting for the interest in accordance with GAAP.

As a result of the failure to timely file our 2016 Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the three month period ended March 31, 2017, the November 2016 and December 2015 Notes were in default. On May 30, 2017, the Company entered into a Second Consent, Waiver and Modification Agreement (the “Agreement”) with certain purchasers of convertible promissory notes (the “Notes”) pursuant to securities purchase agreements dated December 23, 2015 and November 10, 2016, which were amended pursuant to a Consent, Waiver and Modification Agreement dated October 13, 2016. The waivers contained in the Agreement were related to a waiver of the right to participate in additional offerings by the Company, allowing shares of the Company’s common stock to be issued pursuant to a private offering at a price of not less than $0.08 per share as well as warrants exercisable for a period of five years at $0.15 per share, as amended on November 16, 2017, adjusting the conversion price of the Notes issued to the purchasers to $0.08 per share, extending the maturity date of the December 23, 2015 convertible promissory notes to December 31, 2018 and waiving default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-K for the year ended December 31, 2016 and the Form 10-Q for the three month period ended March 31, 2017. Based on ASC 470-50-40, Extinguishments of Debt, the Company recognized $691,371 as an extinguishment of debt under Other (income) expense in the accompanying consolidated Statements of Operations for the year ended December 31, 2017 (Successor). The extinguishment of debt is comprised of changes in the fair value of warrant and derivative liabilities due to the amendment of the notes that were measured immediately prior to and subsequent to the amendment that resulted in extinguishment loss of $176,022 for the December 2015 Purchaser Warrants, $75,648 for the November 2016 Purchaser Warrants, $183,250 for the December 2015 Purchaser Conversion Shares, and $41,842 for the November 2016 Purchaser Conversion Shares, as well as $178,409 for the unamortized debt discount associated with the November 2016 Notes and $36,200 for the unamortized debt discount associated with the December 2015 Notes.

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

As of December 31, 2017, the Optional Redemption was recorded as a derivative liability on the consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $35,015 and was re-measured at fair value to be $38,960 at December 31, 2017. During the year ended December 31, 2017, the Company recorded a loss of $34,643 on Optional Redemption valuation and no derivative liability has been recorded at December 31, 2016, as redemption was contingent.

	December 31, 2017	December 31, 2016

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	55.0%
Risk-free interest rate	1.53%	1.47%
Expected term of options (years)	0.5	1.5-5
Stock price	$0.12	$0.11
Conversion price	$0.08	$0.12

Purchaser Conversion

The November 2016 Purchaser has the right at any time after the November 2016 Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“November 2016 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “November 2016 Conversion Amount”) divided by the November 2016 Purchaser Conversion Price of $0.08, as amended on May 30, 2017, subject to potential future adjustments described below. If the total outstanding balance of the November 2016 Note were convertible as of December 31, 2017, the November 2016 Note would have been convertible into 3,593,775 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the consolidated Balance Sheet at its fair value of $32,016 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the consolidated Statements of Operations. At December 31, 2017, the embedded derivative was re-measured at fair value that was determined to be $63,000. During the year ended December 31, 2017 and the one month ended December 31, 2016, the Company recorded a gain of $14,088 and a gain of $8,021, respectively, on embedded derivative re-valuation, respectively.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

	December 31, 2017	December 31, 2016

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	55.0%
Risk-free interest rate	1.53%	1.47%
Expected term of options (years)	0.5	1.5-5
Stock price	$0.12	$0.11
Conversion price	$0.08	$0.12

November 2016 Purchaser Warrants

The November 2016 Purchaser Warrants allow the November 2016 Purchaser to purchase up to a number of shares of common stock equal to 100% of such purchaser’s Note principal amount divided by $0.08, as amended on May 30, 2017, with a per share exercise price equal to $0.15, as amended on November 16, 2017, subject to adjustment.

The term of the Purchaser Warrants is at any time on or after the six (6) month anniversary of the November 2016 Original Issue Date and on or prior to the five (5) year anniversary of the November 2016 Initial Trading Date of our common stock on a Trading Market.

The exercise price of the November 2016 Purchaser Warrants is $0.15, as amended on November 16, 2017, per share of our common stock, as may be adjusted from time to time pursuant to the antidilution provisions of the November 2016 Purchaser Warrants.

The November 2016 Purchaser Warrants are exercisable by the November 2016 Purchaser in whole or in part, as either a cash exercise or as a “cashless” exercise.

The Company evaluated the November 2016 Warrants under ASC 480 “Distinguishing Liabilities From Equity” and ASC 815 “Derivatives and Hedging”. Due to the existence of the antidilution provision, which reduces the November 2016 Exercise Price and November 2016 Conversion Price in the event of subsequent November 2016 Dilutive Issuances, the November 2016 Purchaser Warrants are not indexed to our common stock, and the Company has determined that the November 2016 Purchaser Warrants meet the definition of a derivative under ASC 815. Accordingly, the November 2016 Purchaser Warrants were recorded as derivative liabilities in the consolidated Balance Sheet at their fair value of $108,597 at the date of issuance. At each subsequent reporting date, the fair value of the Purchaser Warrants will be remeasured and changes in the fair value will be reported in the consolidated Statements of Operations. On November 16, 2017, the November 2016 Warrants were modified in accordance with ASC 470-50-40 and ASC 815 which eliminated the antidilution provision of the exercise price, fixed the exercise price at $0.15 per share, and fixed the number of shares the warrants can be exercised into; thereby eliminating the requirement for derivative accounting and liability classification. As a result, immediately prior to the modification, the Company recognized a loss of $181,896 to change in fair value of warrant liabilities under Other (income) expense in the accompanying consolidated Statements of Operations comprised of:

Change in Fair Value of Warrant Liability

November 2017 Note	$(19,938)
November 2016 Note	74,514
December 2015 Note	127,320
Total	$181,896

Subsequent to the modification, the Company recognized a loss of $238,935 to modification of warrant and derivatives in the accompanying consolidated Statements of Operations comprised of:

	Modification of
	Warrant Liability	Derivative Liability	Total

November 2017 Note	$13,819	$(5,000)	$8,819
November 2016 Note	28,993	15,301	44,294
December 2015 Note	182,173	3,649	185,822
Total	$224,985	$13,950	$238,935

In addition, the warrant re-valuation was reclassified to additional paid-in-capital resulting in a warrant liability of $0 as of November 16, 2017. The reclassification to additional paid-in-capital is comprised of:

Reclassification of Warrant liability to Equity

November 2017 Note	$284,493
November 2016 Note	284,493
December 2015 Note	853,473
Total	$1,422,459

The fair value of the November 2016 Purchaser Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

	December 31, 2017	December 31, 2016

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	55.0%
Risk-free interest rate	2.07%	1.93%
Expected term of options (years)	0.5	1.5-5
Stock price	$0.12	$0.11
Exercise price	$0.15	$0.30

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

The Company recorded debt discount accretion of $78,313 and $16,078 to interest expense in the consolidated Statements of Operations during the year ended December 31, 2017 and the one month ended December 31, 2016, respectively, and has an unamortized debt discount of $0 as of December 31, 2017.

December 2015

As of December 31, 2016, the Company previously entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. (collectively “Purchasers”) of up to (i) 2,500,000 shares of the Company’s Common Stock (the “December 2015 Incentive Shares”); (ii) $862,500 aggregate principal amount of Secured Convertible Notes (the “December 2015 Notes”) and (iii) December 2015 Common Stock Purchase Warrants to purchase up to an aggregate of 10,781,250, as amended, shares of the Company’s Common Stock (the “December 2015 Warrants”). The December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants were issued on December 23, 2015 (the “Original Issue Date”). December 2015 Purchasers received (i) December 2015 Incentive Shares at the rate of 2.8986 December 2015 Incentive Shares for each $1.00 of December 2015 Note principal issued to such December 2015 Purchaser; (ii) a December 2015 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s December 2015 Note; and (iii) December 2015 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s December 2015 Note principal amount divided by $0.12 (“December 2015 Purchaser Conversion Price”), the conversion price in effect on the Initial Closing Date, as amended on May 30, 2017 to $0.08, with a per share exercise price equal to $0.15, as amended on November 16, 2017, subject to adjustment. The aggregate cash subscription amount received by the Company from the purchasers for the issuance of the December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants was approximately $724,500 (the “December 2015 Subscription Amount”) which was issued at a $138,000 original issue discount from the face value of the December 2015 Note.

The December 2015 Notes mature on December 31, 2018, as amended on November 16, 2017, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the December 2015 Notes. At any time after the December 2015 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of the Company’s Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a December 2015 Note was $0.12 per share, as amended on May 30, 2017 to $0.08, subject to adjustment as provided therein. Each December 2015 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each December 2015 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the December 2015 Note have the right to convert any portion of their December 2015 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The December 2015 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the December 2015 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the December 2015 Notes and accrual of interest as described above. The December 2015 Notes are collectively collateralized by substantially all of our assets and guarantees of payment of the December 2015 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the December 2015 Notes, subject to the terms of such guaranty agreements.

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

As a result of the failure to timely file our 2016 Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the three month period ended March 31, 2017, the November 2016 and December 2015 Notes were in default. On May 30, 2017, the Company entered into a Second Consent, Waiver and Modification Agreement with certain purchasers of convertible promissory notes (the “Notes”) pursuant to securities purchase agreements dated December 23, 2015 and November 10, 2016, which were amended pursuant to a Consent, Waiver and Modification Agreement dated October 13, 2016. The waivers contained in the Agreement were related to a waiver of the right to participate in additional offerings by the Company, allowing shares of the Company’s common stock to be issued pursuant to a private offering at a price of not less than $0.08 per share as well as warrants exercisable for a period of five years at $0.15 per share, as amended on November 16, 2017, adjusting the conversion price of the Notes issued to the purchasers to $0.08 per share, extending the maturity date of the December 23, 2015 convertible promissory notes to December 31, 2018, as amended on November 16, 2017, and waiving default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-K for the year ended December 31, 2016 and the Form 10-Q for the three month period ended March 31, 2017. Based on ASC 470-50-40, Extinguishments of Debt, the Company recognized $691,371 as an extinguishment of debt under Other (income) expense in the accompanying consolidated Statements of Operations for the year ended December 31, 2017 (Successor). The extinguishment of debt is comprised of changes in the fair value of warrant and derivative liabilities due to the amendment of the notes that were measured immediately prior to and subsequent to the amendment that resulted in extinguishment loss of $176,022 for the December 2015 Purchaser Warrants, $75,648 for the November 2016 Purchaser Warrants, $183,250 for the December 2015 Purchaser Conversion Shares, and $41,842 for the November 2016 Purchaser Conversion Shares, as well as $178,409 for the unamortized debt discount associated with the November 2016 Notes and $36,200 for the unamortized debt discount associated with the December 2015 Notes.

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

As of December 31, 2016, the Optional Redemption was recorded as a derivative liability on the consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $199,150 and was re-measured at fair value to be $116,880 at December 31, 2017. During the year ended December 31, 2017 and the one month ended December 31, 2016, the Company recorded a loss of $19,909 and a gain of $33,100 on Optional Redemption valuation, respectively, in the change in fair value of derivative liabilities in the accompanying consolidated Statements of Operations.

	December 31, 2017	December 31, 2016

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	50.0%
Risk-free interest rate	1.53%	0.62%
Expected term of options (years)	0.5	0.5
Stock price	$0.12	$0.11
Conversion price	$0.08	$0.12

December 2015 Purchaser Conversion

The December 2015 Purchaser has the right at any time after the December 2015 Original Issue Date until the outstanding balance of the December 2015 Note has been paid in full, to convert all or any part of the outstanding balance into shares (“December 2015 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “December 2015 Conversion Amount”) divided by the December 2015 Purchaser Conversion Price of $0.08, as amended on May 30, 2017, subject to potential future adjustments described below. If the total outstanding balance of the Note were convertible as of December 31, 2017, the December 2015 Note would have been convertible into 10,781,250 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the consolidated Statements of Operations. The original fair value of the derivative was $88,983 and at December 31, 2017, the embedded derivative was re-measured at fair value that was determined to be $188,999. During the year ended December 31, 2017 and the one month ended December 31, 2016, the Company recorded a gain of $30,320 and a gain of $27,210 on embedded derivative re-valuation, respectively.

	December 31, 2017	December 31, 2016

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	50.0%
Risk-free interest rate	1.53%	0.62%
Expected term of options (years)	0.5	0.5
Stock price	$0.12	$0.11
Conversion price	$0.08	$0.12

December 2015 Purchaser Warrants

The December 2015 Purchaser Warrants allow the December 2015 Purchaser to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s Note principal amount divided by $0.08, as amended on May 30, 2017, with a per share exercise price equal to $0.15, as amended on November 16, 2017, subject to adjustment.

The term of the December 2015 Purchaser Warrants is at any time on or after the six (6) month anniversary of the December 2015 Original Issue Date and on or prior to the five (5) year anniversary of the December 2015 Initial Trading Date of the Company’s common stock on a Trading Market.

The exercise price of the December 2015 Purchaser Warrants is $0.15, as amended on November 16, 2017, per share of the Company’s common stock, as may be adjusted from time to time pursuant to the antidilution provisions of the December 2015 Purchaser Warrants.

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

At each subsequent reporting date, the fair value of the Purchaser Warrants will be remeasured and changes in the fair value will be reported in the consolidated Statements of Operations. The original fair value of the warrants were $439,107. On November 16, 2017, the December 2015 Purchaser Warrants were modified in accordance with ASC 470-50-40 and ASC 815 which eliminated the antidilution provision of the exercise price, fixed the exercise price at $0.15 per share, and fixed the number of shares the warrants can be exercised into; thereby eliminating the requirement for derivative accounting and liability classification. As a result, immediately prior to the modification, the Company recognized a loss of $181,896 to change in fair value of warrant liabilities under Other (income) expense in the accompanying consolidated Statements of Operations comprised of:

Change in Fair Value of Warrant Liability

November 2017 Note	$(19,938)
November 2016 Note	74,514
December 2015 Note	127,320
Total	$181,896

Subsequent to the modification, the Company recognized a loss of $238,935 to modification of warrant and derivatives in the accompanying consolidated Statements of Operations comprised of:

	Modification of
	Warrant Liability	Derivative Liability	Total

November 2017 Note	$13,819	$(5,000)	$8,819
November 2016 Note	28,993	15,301	44,294
December 2015 Note	182,173	3,649	185,822
Total	$224,985	$13,950	$238,935

In addition, the warrant re-valuation was reclassified to additional paid-in-capital resulting in a warrant liability of $0 as of November 16, 2017. The reclassification to additional paid-in-capital is comprised of:

Reclassification of Warrant liability to Equity

November 2017 Note	$284,493
November 2016 Note	284,493
December 2015 Note	853,473
Total	$1,422,459

The fair value of the December 2015 Purchaser Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

	December 31, 2017	December 31, 2016

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	50.0%
Risk-free interest rate	2.20%	1.70%
Expected term of options (years)	0.5	0.5
Stock price	$0.12	$0.11
Exercise price	$0.15	$0.30

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

The Company recorded debt discount accretion of $237,660 and $48,791 to interest expense in the consolidated Statements of Operations during the year ended December 31, 2017 and the one month ended December 31, 2016, respectively, and has no unamortized debt discount remaining as of December 31, 2017.

Changes in the derivative and warrant liabilities were as follows:

Derivative liabilities:
December 31, 2016	$153,663
November 2017 convertible note payable	165,000
Decrease in fair value	(121,871)
Change due to extinguishment of debt	225,082
Change due to modification of debt	13,950
Valuation of November 2016 Optional Redemption shares	35,015
December 31, 2017	$470,839

Warrant liabilities:
December 31, 2016	$473,296
November 2017 convertible note payable	290,612
Reclassifications of warrants to equity	(1,422,459)
Increase in fair value	181,896
Change due to extinguishment of debt	251,670
Change due to modification of debt	224,985
December 31, 2017	$—

NOTE 10 – SHORT TERM NOTES PAYABLE

On June 30, 2017, the Company entered into a Loan Agreement, a Secured Promissory Note (“Note”) and a personal guarantee with respect to the funding by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. The Company, until December 31, 2018, has the ability to request quarterly advances of up to the lesser of (i) $250,000 or (ii) one sixth (1/6) of the revenue reported in the Form 10-Q or 10-K for the previous calendar quarter or previous fiscal year, whichever is most recent, provided that such revenue generated a profit of at least 10 percent (10%). The investors may advance the funds in their absolute discretion. In June 2017, the Company was advanced $125,005. The Note shall become due and payable 18 months from each advance date. The Company must make payments to the investors in an amount of $350, including interest at 10% per annum, every business day from the date of the first advance, which shall be increased proportionately upon each advance. The Note is secured with the assets of the Company pursuant to a security agreement dated December 23, 2015. In addition, the Company’s CEO has personally guaranteed the Note. As additional consideration for the loan, the investors received 1,500,000 shares of restricted common stock, in aggregate, valued at $105,000 (based on our stock price on the date of grant) along with $2,500 in cash for reimbursement of expenses incurred and recorded as debt issuance costs with a balance at June 30, 2017 of $107,500. The note payable balance net of debt discount of $70,000 at December 31, 2017 was $18,880 with an availability of $1,000,000 on the Note.

In January 2018, the Company was advanced an additional $60,010 under the Note with no additional shares issued. In March 2018, the Company was advanced an additional $60,000 under the Note with 600,000 additional shares to be issued.

The Agreement and Note are being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. The Company is still accounting for the interest in accordance with GAAP.

The Company borrows funds from third parties from time to time for working capital purposes with an upfront fee of approximately $400, paying no interest, and with no length of repayment. For the year ended December 31, 2017, the Company had borrowings of $24,500 and repayments of $24,329 for a balance due of $171 at December 31, 2017. Repayments are based on 30% of amounts processed through PayPal until the balance is paid.

NOTE 11 – stock transactionS

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

During the year ended December 31, 2017, the Company issued 6,861,768 restricted common shares for services rendered of $755,884 (based on our stock price on the measurement date).

During the year ended December 31, 2017, the Company issued a total of 175,200 restricted common shares to its employees, valued at $16,920 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

During the year ended December 31, 2017, the Company issued 200,000 restricted common shares to an Advisor, valued at $20,000 (based on the estimated fair value of the stock on the measurement date) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan (see Note 11).

On July 14, 2017, the Company entered into a contract with a third party for consulting services. The consulting agreement provides for the consultant to receive 487,500 shares for entering into the agreement that were valued at $34,125 (based on our stock price on the date of grant) and 162,500 restricted common shares each month beginning month four through month twelve. During the year ended December 31, 2017, the consultant vested in 406,250 shares, valued at $79,625 (based on our stock price on the date of each grant). As of December 31, 2017, the Company had not issued the shares and has recorded a common stock payable of $79,625. The contract was terminated at December 31, 2017.

On January 22, 2017, the Company issued 150,000 restricted common shares for payment of accounts payable of $14,985.

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

NOTE 12 – STOCK BASED COMPENSATION

2015 Equity Incentive Plan

As of December 31, 2017, the board of directors and shareholders of the Company previously authorized the adoption and implementation of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company’s shareholders. Under the 2015 Plan, an aggregate of 20,000,000 shares of the Company’s common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. The exercise price for each option may not be less than fair market value of the common stock on the date of grant, and shall vest as determined by the Company’s board of directors but shall not exceed a ten-year period.

As of December 31, 2017, the Company issued a total of 600,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $120,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $41,667 and $6,250 under general and administrative expenses in the accompanying consolidated Statements of Operations for the year ended December 31, 2017 (Successor) and the one month ended December 31, 2016 (Successor), respectively, with $13,750 remaining to be amortized. As of December 31, 2017, the Advisors had vested in 508,333 shares with 91,667 shares remaining to be issued.

As of December 31, 2017, the Company previously granted to its CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The Black-Scholes option-pricing model used the following weighted average assumptions as of December 31, 2016: (i) no dividend yield for each year, (ii) volatility of 35.6 percent, (iii) risk-free interest rate of 1.87 percent, (iv) stock price of $0.25, (v) exercise price of $0.005, and (vi) expected life of 6.0 years. The options will vest 50% on the first anniversary of the grant date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the Grant Date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by the Company from the grant date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of the Company’s common stock subject to the Option shall fully vest if the Company shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by the Company pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the Grant Date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. The Company recognized expense of $45,391 and $24,302 for the year ended December 31, 2017 (Successor) and the one month ended December 31, 2016 (Successor), respectively, within stock based compensation – related party in the accompanying consolidated Statement of Operations with no amounts remaining to be recognized.

The following represents a summary of the Options outstanding at December 31, 2017 and changes during the period then ended:

		Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value *
Outstanding at December 1, 2016	10,000,000	$0.005	$1,100,000
Granted	—	—	—
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at December 31, 2016	10,000,000	$0.005	$1,100,000
Granted	—	—	—
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at December 31, 2017	10,000,000	$0.005	$1,200,000
Exercisable at December 31, 2017	10,000,000	$—	$—
Expected to be vested	10,000,000	$0.005	$—

* Based on the Company’s stock price on December 1, 2016, December 31, 2017 and 2016, respectively

NOTE 13 – Related Party Transactions

Other than as set forth below, and as disclosed in Notes 8, 10, 11, 12, and 16, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

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

Employment Agreements (Successor)

The Company previously had a consulting agreement with its CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If the Company terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $180,000 and $180,000 for the years ended December 31, 2017 and 2016, respectively. Deferred compensation totaling $709,000 as of December 31, 2017, is included in Accrued Compensation in the accompanying consolidated Balance Sheet. Deferred compensation includes $495,000 related to the employment agreement and $214,000 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the CEO totaling approximately $16,738 and $1,867 for the year ended December 31, 2017 (Successor) and the one month ended December 31, 2016 (Successor), respectively. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

The Company previously had a consulting agreement with its secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If the Company terminates the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $80,000 and $80,000 for the years ended December 31, 2017 and 2016, respectively. Deferred compensation totaling $327,000 as of December 31, 2017, is included in Accrued Compensation in the accompanying consolidated Balance Sheet. Deferred compensation includes $213,333 related to the employment agreement and $113,667 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the Secretary totaling approximately $7,179 and $598 for the year ended December 31, 2017 (Successor) and the one month ended December 31, 2016 (Successor), respectively. Employee benefits include use of a car and car insurance.

Consulting Agreement

On December 1, 2016, the Company entered into a consulting agreement with Owen deVries, CCI’s CEO and director. The agreement calls for Mr. deVries to develop strategic partnerships and international business on the Company’s behalf for initial monthly payments of $11,000. The agreement was amended in April 2017 to reduce the monthly payment to $4,000. The agreement was terminated in December 2017 giving 90 day written notice.

Loan and Advances

During 2017, the Company received no advances from our CEO/director and incurred business expenses of $1,234,249 (comprised of operating expenses of $1,218,085, inventory purchases totaling $5,650, website development costs of $9,573, and purchased equipment of $940) and had repayments of $941,443. We have a balance owed to the related party of $721,434 and $440,747 at December 31, 2017 and 2016, respectively. During 2017, the Company incurred $180,000 of deferred compensation related to the CEO/director’s employment agreement and $80,000 of deferred compensation related to the Secretary’s employment agreement. As of December 31, 2017 and 2016, accrued compensation – related party was $1,036,000 and $776,000 respectively.

NOTE 14 – INCOME TAXES

At December 31, 2017, net operating loss carry forwards for Federal and state income tax purposes totaling approximately $5,525,000 available to reduce future income which, if not utilized, will begin to expire in the year 2032. There is no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

A reconciliation of the statutory income tax rates and the effective tax rate is as follows:

	For the Year Ended	For the One Month	For the Eleven Months
	December 31,	Ended December 31,	Ended November 30,
	2017	2016	2016
	Successor	Successor	Predecessor

Statutory U.S. federal rate	21.0%	34.0%	34.0%
State income tax, net of federal benefit	7.0%	5.9%	5.9%
Permanent differences	(1.8)%	(12.5)%	(3.7)%
Valuation allowance	(26.2)%	(27.4)%	(36.2)%

Provision for income taxes	0.0%	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	December 31,	December 31,	December 31,
	2017	2016	2015
	Successor	Predecessor	Predecessor

Deferred tax assets:
Net operating loss carry forwards	$1,548,763	$913,278	$925,907
Stock based compensation	1,117,072	—	—
Valuation allowance	(2,665,835)	(913,278)	(925,907)

	$—	$—	$—

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Year Ended	For the One Month	For the Eleven Months
	December 31,	Ended December 31,	Ended November 30,
	2017	2016	2016
	Successor	Successor	Predecessor

Net loss attributable to the common stockholders	$(4,251,264)	$(199,142)	$(632,388)

Basic weighted average outstanding shares of common stock	47,093,401	43,163,881	10,032,000
Dilutive effect of options and warrants	—	—	—
Diluted weighted average common stock and common stock equivalents	47,093,401	43,163,881	10,032,000

Loss per share:
Basic and diluted	$(0.09)	$(0.00)	$(0.06)

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Contingent Payments

On December 1, 2016, we acquired substantially all of the operating assets of CCI. As part of the purchase price of the operating assets of CCI, there is a cash payment of $500,000 contingent upon a future offering and earn out payments for all sales of CCI and RGNP products sold via CCI sales channels for the 2017, 2018, 2019 and 2020 calendar years. The estimated fair value of the contingent payments totaled $424,511 and was recognized as a liability in the accompanying consolidated balance sheets as of December 31, 2016 (Successor). During the year ended December 31, 2017 (Successor), ASK Gold and CCI each earned $41,534 of earn out payments for a total of $83,068. In addition, the Company paid $95,020 in reimbursement expenses (“Reimbursement Expenses”) that were the responsibility of CCI and will be applied against current and future earn out payments to CCI. The Company applied $41,534 of earn out payments owed to CCI against the Reimbursement Expenses for a net balance of $53,486 owed by CCI to the Company as of December 31, 2017 that is recorded in estimated fair value of contingent payments, net in the accompanying consolidated balance sheets. As of December 31, 2017 (Successor), estimated fair value of contingent payments, net was $287,957.

Consulting Agreement

On October 10, 2017, the Company entered into a marketing agreement with a third party. The agreement expires October 9, 2018 (“Initial Term”), has a base compensation of $100,000, payable $12,500 quarterly, and provides for royalties at ten percent (10%) of the Net Revenues from the ION collection, as defined. If during the Initial Term, the Company’s net revenue from the sales of the ION collection exceed the $100,000 base compensation, then the agreement shall automatically be extended for two years. In conjunction with the agreement, the Company issued 1,000,000 restricted common shares to the consultant, valued at $180,000 (based on our stock price on the date of grant), and recorded as marketing expenses in Operating expenses in the Consolidated Statements of Operations. In addition, 500,000 restricted common shares shall be issued at the end of the Initial Term, and should the agreement be extended, the Company shall an additional 1,350,000 restricted common shares. In addition, the Company agreed to donate five percent (5%) of the Net Revenues from the ION collection to mutually agreeable disaster relief funds.

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

Rent expense was approximately $99,679 and $95,603 for the year ended December 31, 2017 (Successor), and for the one month ended December 31, 2016 (Successor) plus the eleven months ended November 30, 2016 (Predecessor), respectively.

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

Guarantees

The Company’s Convertible Notes payable are collateralized by substantially all of the Company’s assets and are personally guaranteed by the Company’s CEO and Australian Sapphire Corporation, a shareholder of the Company which is wholly-owned by the Company’s CEO.

NOTE 17 – SUBSEQUENT EVENTS (SUCCESSOR)

Securities Purchase Agreement

In January and February 2018, the Company entered into Securities Purchase Agreements (the “Purchase Agreement”) with respect to the sale and issuance to Crossover Capital Fund II, LLC (“Crossover”) totaling (i) 833,332 shares of the Company’s Common Stock (the “Commitment Shares”); (ii) 3,000,000 redeemable shares (the “Redeemable Shares”), (iii) $294,000 aggregate principal amount of a convertible promissory note (the “Convertible Note”) and (iv) Common Stock Purchase Warrants to purchase up to an aggregate of 1,960,000 shares of the Company’s common stock (the “Warrants”) for aggregate consideration of $255,000 cash.

The January and February 2018 Convertible Notes mature on October 3, 2018 and November 16, 2018, respectively, and provide for interest to accrue at an interest rate equal to 18% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Note. At any time after 180 days from the Issue Date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.08 per share, subject to adjustment as provided therein. There is also a one-time interest charge of 10% due at maturity.

If the Note is prepaid on or prior to the maturity date, all of the Redeemable Shares shall be returned to the treasury shares of the Company, without any payment by the Company for the Redeemable Shares. Further, if the Company prepays a portion of the Note, but not the entire Note, on or before the maturity date, a pro rata portion of the Redeemable Shares shall be returned to the Company’s treasury in proportion to the prepayment amount as it relates to the entire Note balance.

The exercise price for the Warrants is $0.15, subject to adjustment, are exercisable for five years after the date of the Warrant and are exercisable in whole or in part, as either a cash exercise or as a “cashless” exercise.

In January 2018, the Company was advanced an additional $60,010 under the Note with no additional shares issued. In March 2018, the Company was advanced an additional $60,000 under the Note with 600,000 additional shares to be issued.

There were no other events subsequent to December 31, 2017, and up to the date of this filing that would require disclosure.