Form 10-Q
period 2018-03-31
Reign Sapphire Corp
filed 2018-05-15
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2018

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

As of May 14, 2018, we had 60,153,658 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

REIGN SAPPHIRE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash	$41,301	$9,592
Accounts receivable	23,128	9,730
Inventory	721,396	726,140
Prepaid expenses	10,334	15,086
Total current assets	796,159	760,548

Equipment, net	22,122	25,278
Intangible assets, net	744,863	803,306
Goodwill	481,947	481,947
Total assets	$2,045,091	$2,071,079

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$201,904	$194,023
Due to related party	762,756	721,434
Accrued compensation - related party	1,056,000	1,036,000
Deferred revenue	35,300	81,455
Common stock payable	156,656	79,625
Short term notes payable, less unamortized debt issuance costs of $108,000 and $70,000 at March 31, 2018 and December 31, 2017, respectively	84,601	19,051
Convertible notes payable, less unamortized debt discount of $181,370 and $224,904 at March 31, 2018 and December 31, 2016, respectively	1,550,134	1,212,600
Derivative liabilities	224,820	470,839
Estimated fair value of contingent payments, net	287,039	287,957
Other current liabilities	86,559	61,969
Total current liabilities	4,445,769	4,164,953
Total liabilities	4,445,769	4,164,953

Commitments and contingencies

Shareholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 1 and 1 share issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized; 59,505,658 and 53,276,676 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	5,951	5,328
Additional paid-in-capital	8,713,758	8,281,793
Accumulated deficit	(11,120,387)	(10,380,995)
Total shareholders’ deficit	(2,400,678)	(2,093,874)
Total liabilities and shareholders’ deficit	$2,045,091	$2,071,079

See accompanying notes to condensed consolidated financial statements

REIGN SAPPHIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

Net revenues	$273,250	$268,926

Cost of Sales	82,549	75,998

Gross Profit	190,701	192,928

Operating expenses:
Advertising and marketing expenses	175,143	82,142
Stock based compensation - related party	21,531	45,991
General and administrative	409,412	408,964
Total operating expenses	606,086	537,097
Loss from operations	(415,385)	(344,169)

Other (income) expense:
Change in fair value of warrant liabilities	—	45,762
Change in fair value of derivative liabilities	(306,018)	34,802
Extinguishment of debt	548,425	—
Interest expense	81,600	189,162
Total other expense, net	324,007	269,726

Loss before income taxes	(739,392)	(613,895)
Income taxes	—	—

Net loss	$(739,392)	$(613,895)

Net loss per share, basic and diluted	$(0.01)	$(0.01)
Weighted average number of shares outstanding Basic and diluted	57,711,496	43,704,883

See accompanying notes to condensed consolidated financial statements

REIGN SAPPHIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months	For the Three Months
	Ended March 31, 2018	Ended March 31, 2017

Cash flows from operating activities:
Net loss	$(739,392)	$(613,895)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation issued to employees	—	45,991
Depreciation expense	3,156	3,399
Amortization expense	58,443	51,932
Accretion of debt discount	78,596	188,328
Change in derivative liabilities	(306,018)	34,802
Change in warrant liabilities	—	45,762
Loss on extinguishment of debt	548,425	—
Amortization of stock issued for future services	3,750	—
Estimated fair market value of stock issued for services	21,531	25,000
Changes in operating assets and liabilities:
Accounts receivable	(13,398)	(25,143)
Inventory	4,744	(1,250)
Prepaid expenses	1,002	834
Accounts payable	7,881	829
Due to related party	41,322	90,923
Accrued compensation - related party	20,000	65,000
Deferred revenue	(46,155)	(25,977)
Estimated fair value of contingent payments, net	(918)	—
Other current liabilities	(4,810)	5,501
Net cash used in operating activities	(321,841)	(107,964)

Cash flows from investing activities:
Acquisition of intangible assets	—	(31,954)
Purchases of computer equipment	—	(470)
Net cash used in investing activities	—	(32,424)

Cash flows from financing activities:
Proceeds from short-term convertible notes, net of debt issuance costs	250,000	—
Proceeds from short-term notes, net of debt issuance costs	134,020	—
Repayments of short term notes	(30,470)	—
Net cash provided by financing activities	353,550	—

Net increase(decrease) in cash	31,709	(140,388)

Cash at beginning of period	9,592	149,607
Cash at end of period	$41,301	$9,219

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued for payment of accounts payable	$—	$14,985
Common stock and warrants issued in conjunction with convertible notes payable	$169,066	$—
Common stock issued to third party in conjunction with debt issuance	$55,500	$—
Warrants issued to third party in conjunction with convertible notes payable	$36,739	$—
Debt issuance costs in conjunction with convertible notes payable	$44,000	$—
Deferred interest payable issued in conjunction with convertible notes payable	$29,400	$—

See accompanying notes to condensed consolidated financial statements

REIGN SAPPHIRE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

On December 1, 2016, substantially all of the operating assets of Coordinates Collection, Inc. (“CCI” or “Coordinates Collection”) was acquired by Reign Sapphire Corporation (“RGNP” or the “Company”) (see “Acquisition of Assets Related to the Coordinates Collection Business”). RGNP is a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company. As part of the Acquisition, we created a wholly owned subsidiary, Reign Brands, Inc. (“Reign Brands”), which is a Delaware corporation, and shall act as the operating entity for the acquired CCI assets. The acquisition method of accounting was used to record assets acquired and liabilities assumed by the Company. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying consolidated financial statements of CCI and the Company are not comparable in all material respects since those consolidated financial statements report financial position, results of operations, and cash flows of these two separate entities. CCI’s fixed assets and identifiable intangible assets acquired were recorded based upon their estimated fair values as of the closing date of the Acquisition.  The excess of purchase price over the value of the net assets acquired was recorded as goodwill.

The accompanying condensed consolidated financial statements have been presented on a comparative basis.

RGNP is a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company with 4 niche brands: Reign Sapphires: ethically produced, source-to-consumer sapphire jewelry targeting millennials, Coordinates Collection: custom jewelry, inscribed with location coordinates commemorating life’s special moments, Le Bloc: classic customized jewelry, and athleisure jewelry brand ION Collection.

Reign Sapphire Corporation was established on December 15, 2014 in the State of Delaware as a vertically integrated “source to retail” model for sapphires – rough sapphires to finished jewelry; a color gemstone brand; and a jewelry brand featuring Australian sapphires. The Company acquired its Coordinates Collection and Le Bloc brands and the assets related to the production and sale of it on December 1, 2016.

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

The Company has begun its planned principal operations, and accordingly, the Company has prepared its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

NOTE 2 – BASIS OF PRESENTATION

The included (a) condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of March 31, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2017 and 2016 audited financial statements filed on Form 10-K on April 2, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed consolidated financial statements which substantially duplicate the disclosure contained in the financial statements as reported in the Annual Report on Form 10-K for the year ended December 31, 2017 as filed on April 2, 2018, have been omitted.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $11,120,000 and $10,381,000 at March 31, 2018 and December 31, 2017, respectively, had a working capital deficit of approximately $3,650,000 and $3,404,000 at March 31, 2018 and December 31, 2017, respectively, had a net loss of approximately $739,000 and $614,000 for the three months ended March 31, 2018 and 2017, respectively, and net cash used in operating activities of approximately $322,000 and $108,000 for the three months ended March 31, 2018 and 2017, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s condensed consolidated financial statements. The condensed consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the condensed consolidated financial statements.

Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Reign Brands, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of these condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: inventory valuation, derivative liabilities, warrant liabilities, common stock and option valuation, valuation of acquired intangible assets, and the recoverability of intangibles. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Income Taxes

Income taxes are accounted for under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Balance Sheets in accordance with Accounting Standards Codification (“ASC”) 740, which established financial accounting and reporting standards for the effect of income taxes. The likelihood that its deferred tax assets will be recovered from future taxable income must be assessed and, to the extent that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance in a period are recorded through the income tax provision in the condensed consolidated Statements of Operations.

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

Total comprehensive income is defined as all changes in shareholders’ equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. There are no items other than net loss affecting comprehensive loss for the three months ended March 31, 2018 and 2017, respectively.

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

The results of transactions in foreign currency are remeasured into the functional currency at the average rate of exchange during the reporting period. The Company had no aggregate net foreign currency remeasurements included in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into the Company’s reporting currency of USD at the exchange rates prevailing at the balance sheet date. All translation adjustments resulting from the translation of the financial statements into the reporting currency at USD are dealt with as a separate component within shareholders’ equity. There were no translation adjustments for the three months ended March 31, 2018 and 2017.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification ASC 606 (“ASC 606”), Revenue from Contracts with Customers, using the modified retrospective approach for all contracts not completed as of the date of adoption. Results for the reporting periods beginning on January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with accounting under ASC 605, Revenue Recognition. As a result of adopting ASC 606, amounts reported under ASC 606 were not materially different from amounts that would have been reported under the previous revenue guidance of ASC 605, as such, no cumulative adjustment to retained earnings.

The Company generates all of its revenue from contracts with customers. The Company recognizes revenue when we satisfy a performance obligation by transferring control of the promised services to a customer in an amount that reflects the consideration that we expect to receive in exchange for those services. The Company determines revenue recognition through the following steps:

1.	Identification of the contract, or contracts, with a customer.

2.	Identification of the performance obligations in the contract.

3.	Determination of the transaction price.

4.	Allocation of the transaction price to the performance obligations in the contract

5.	Recognition of revenue when, or as, we satisfy a performance obligation.

At contract inception, the Company assesses the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, the Company considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company allocates the entire transaction price to a single performance obligation.

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites.

Wholesale sales – The Company offers product sold in bulk to distributors.

Revenue is recognized from retail and wholesale sales when the product is shipped to the customer, provided that collection of the resulting receivable is reasonably assured. Credit is granted for wholesale sales generally for terms of 7 to 90 days, based on credit evaluations. Discounts are recorded as a reduction of the transaction price. Revenue excludes any amounts collected on behalf of third parties, including sales taxes.

The Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sale price. The Company generally records the net amounts as commissions earned if we are not primarily obligated and do not have latitude in establishing prices. The Company records all revenue transactions at the gross sale price.

There is a no return policy. The return policy is currently being evaluated to be more in line with industry standards.

Deferred revenue

Deferred revenue consists of customer orders paid in advance of the delivery of the order. Deferred revenue is classified as short-term as the typical order ships within approximately three weeks of placing the order. Deferred revenue is recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met. Deferred revenue as of December 31, 2017 was $81,455, of which $46,155 was recognized as revenue during the three months ended March 31, 2018, including adjustments related to the new revenue recognition guidance. Deferred revenue totaling $35,300 and $81,455 as of March 31, 2018 and December 31, 2017, respectively, is included in current liabilities in the accompanying condensed consolidated Balance Sheets.

Inventories

Reign Sapphires

Inventories are stated at the lower of cost or market on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of March 31, 2018 and December 31, 2017, the Company carried primarily loose sapphire jewels and loose sapphire jewels held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of March 31, 2018. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time and are not subject to fashion trends. The estimated fair value per management’s internal assessment is greater than the cost, therefore, there is no indicator of impairment as of March 31, 2018.

CCI, Le Bloc and ION Collection.

CCI, Le Bloc and ION Collection products are outsourced to a third party for manufacture, made to order, and when completed are shipped to the customer. The inventory for CCI, Le Bloc and ION Collection are considered immaterial as of March 31, 2018 and December 31, 2017.

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

Business Combinations

Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.  The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management, including expected future cash flows. We allocate any excess purchase price over the fair value of the net assets and liabilities acquired to goodwill.  Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the condensed consolidated financial statements from the acquisition date.

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

Impairment of Long-lived Assets and Goodwill

We evaluate goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount.  The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. There are no impairments as of March 31, 2018 and December 31, 2017.

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There are no impairments as of March 31, 2018 and December 31, 2017.

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

Advertising and Marketing Expenses

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. Advertising and marketing expense was approximately $175,100 and $82,100, for the three months ended March 31, 2018 and 2017, respectively.

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2018 and December 31, 2017, the fair value of cash, accounts receivable, accounts payable and accrued expenses, notes payable, and convertible debt approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The embedded derivative liabilities are recognized at fair value on a recurring basis at March 31, 2018 and are Level 3 measurements. There have been no transfers between levels.

Debt

The Company issues debt that may have separate warrants, conversion features, or no equity-linked attributes.

Debt with warrants – When the Company issues debt with warrants, the Company treats the warrants as a debt discount, record as a contra-liability against the debt, and amortize the balance over the life of the underlying debt as amortization of debt discount expense in the condensed consolidated statements of operations.  When the warrants require equity treatment under ASC 815, the offset to the contra-liability is recorded as additional paid in capital in our condensed consolidated balance sheet.  When the Company issues debt with warrants that require liability treatment under ASC 815, such as a clause requiring repricing, the warrants are considered to be a derivative that is recorded as a liability at fair value.  If the initial value of the warrant derivative liability is higher than the fair value of the associated debt, the excess is recognized immediately as interest expense.  The warrant derivative liability is adjusted to its fair value at the end of each reporting period, with the change being recorded as expense or gain to Other (income) expense in the condensed consolidated Statements of Operations.  If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the condensed consolidated statement of operations.  The debt is treated as conventional debt.

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

Convertible debt – beneficial conversion feature – If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF”). A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible, and is recorded as additional paid in capital and as a debt discount in the condensed consolidated balance sheet. The Company amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the statement of operations. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the condensed consolidated Statement of Operations.

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

For purposes of determining the variables used in the calculation of stock based compensation issued to employees, the Company performs an analysis of current market data and historical data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted any fluctuations in these calculations could have a material effect on the results presented in our condensed consolidated Statements of Operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our condensed consolidated financial statements.

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

The total number of potential additional dilutive securities outstanding for the three months ended March 31, 2018 and 2017, was none since the Company had net losses and any additional potential common shares would have an anti-dilutive effect.

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

The Company has business activities in Australia and Asia, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between USD and the Australian currency AUD. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Aggregate net foreign currency transactions included in the condensed consolidated Statements of Operations was immaterial for the three months ended March 31, 2018 and 2017.

Interest rate risk

Financial assets and liabilities do not have material interest rate risk.

Credit risk

The Company is exposed to credit risk from its cash in bank and accounts receivable. The credit risk on cash in banks is limited because the counterparties are recognized financial institutions.

The Company had one customer that accounted for 10% of total revenues for the three months ended March 31, 2018 and no customers that accounted for 10% or more of total revenues for the three months ended March 31, 2017. The Company had two customers that accounted for 85% of accounts receivable at March 31, 2018 and no customers that accounted for 10% or more of total accounts receivable at December 31, 2017.

Foreign currency risk

The Company has transactions settled in AUD. Thus, the Company has foreign currency risk exposure.

Seasonality

The business is subject to substantial seasonal fluctuations.  Historically, a significant portion of net sales and net earnings have been realized during the period from October through December.

Recent Accounting Pronouncements

FASB ASU 2017-11 “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815)” - In July 2017, the FASB issued 2017-11. The guidance eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock. Our warrants issued with our convertible notes are treated as derivative instruments, because they include a “down round” feature. The ASU is effective for annual periods beginning after December 15, 2018, and for interim periods within those years, with early adoption permitted. We do not expect this ASU to have a significant impact on our condensed consolidated financial statements and related disclosures.

FASB ASU 2017-09 “Scope of Modification Accounting (Topic 718)” - In May 2017, the FASB issued 2017-09. The guidance clarifies the accounting for when the terms of a share-based award are modified. The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years, with early adoption permitted. This new guidance would only impact our condensed consolidated financial statements if, in the future, we modified the terms of any of our share-based awards.

FASB ASU 2017-04 “Simplifying the Test for Goodwill Impairment (Topic 350)” – In January 2017, the FASB issued 2017-04.  The guidance removes “Step Two” of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The ASU is effective for annual reporting periods beginning after December 15, 2019, and for interim periods within those years, with early adoption permitted.  We do not expect this ASU to have a significant impact on our condensed consolidated financial statements and related disclosures.

FASB ASU 2017-01 “Clarifying the Definition of a Business (Topic 805)” – In January 2017, the FASB issued 2017-1.  The new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606.  The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years. Adoption of this ASU did not have a significant impact on our condensed consolidated financial statements and related disclosures.

FASB ASU 2016-15 “Statement of Cash Flows (Topic 230)” – In August 2016, the FASB issued 2016-15. Stakeholders indicated that there is a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASU did not have a significant impact on our statement of cash flows.

FASB ASU 2016-12 “Revenue from Contracts with Customers (Topic 606)” – In May 2016, the FASB issued 2016-12.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2016-12 provides clarification on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications.  This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. Adoption of this ASU did not have a significant impact on our financial statements.

FASB ASU 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815)” – In May 2016, the FASB issued 2016-11, which clarifies guidance on assessing whether an entity is a principal or an agent in a revenue transaction.  This conclusion impacts whether an entity reports revenue on a gross or net basis.  This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. Adoption of this ASU did not have a significant impact on our financial statements.

FASB ASU 2016-10 “Revenue from Contracts with Customers (Topic 606)” – In April 2016, the FASB issued ASU 2016-10, clarify identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. Adoption of this ASU did not have a significant impact on our financial statements.

FASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard.  This ASU is effective for fiscal years beginning after December 18, 2018, including interim periods within those fiscal years.  We are currently evaluating the potential impact this standard will have on our condensed consolidated financial statements and related disclosures.

FASB ASU 2015-17 “Income Taxes (Topic 740)” – In November 2015, the FASB issued ASU 2015-17, which simplifies the presentation of deferred tax assets and liabilities on the balance sheet.  Previous GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet.  The amendment requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet.  This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  Adoption of this ASU did not have a significant impact on our condensed consolidated financial statements and related disclosures.

NOTE 4 – INVENTORY

Inventories consisted of the following as of:

	March 31, 2018	December 31, 2017

Raw materials	$468,039	$474,983
Work-in-process	119,212	117,012
Samples	134,145	134,145
	$721,396	$726,140

NOTE 5 – Equipment

Equipment consisted of the following as of:

			December 31,
	Estimated Life	March 31, 2018	2017

Office equipment	5 years	$3,391	$3,391
Computer equipment	3 years	39,311	39,311
Accumulated depreciation		(20,580)	(17,424)
		$22,122	$25,278

Depreciation expense was $3,156 and $3,399 for the three months ended March 31, 2018 and 2017, and is classified in general and administrative expenses in the condensed consolidated Statements of Operations.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

			December 31,
	Estimated Life	March 31, 2018	2017

Trademarks	3.3 – 4.5 years	$260,000	$260,000
Website	3 years	113,253	113,253
Acquired tradename	10 years	365,000	365,000
Acquired proprietary design	5 years	80,000	80,000
Acquired developed technology - website	3 years	117,500	117,500
Acquired developed technology – Ipad application	3 years	117,500	117,500
Accumulated amortization		(308,390)	(249,947)
		$744,863	$803,306

		March 31,	December 31,
	Estimated Life	2018	2017

Goodwill	indefinite	$481,947	$481,947

Future amortization expense related to intangible assets are approximately as follows:

	Trademarks	Website	Acquired Intangibles	Total
2018 (remainder of fiscal year)	$48,890	$28,313	$98,125	$175,328
2019	62,907	37,084	124,306	224,297
2020	37,818	11,690	52,500	102,008
2021	12,606	—	51,167	63,773
2022	—	—	36,500	36,500
Thereafter	—	—	142,957	142,957
	$162,221	$77,087	$505,555	$744,863

Amortization expense was $58,443 and $51,932 for the three months ended March 31, 2018 and 2017, and is classified in general and administrative expenses in the condensed consolidated Statements of Operations.

NOTE 7 – DUE TO RELATED PARTY

During the three months ended March 31, 2018, the Company received no advances from its CEO/director, incurred business expenses that were paid by the CEO/director of $384,946 (comprised of operating expenses of $382,746, and inventory purchases totaling $2,200) and had repayments of $343,625. The Company has a balance owed to the related party of $762,756 and $721,434 at March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018, the Company incurred $45,000 of compensation related to the CEO/director’s employment agreement and $20,000 of deferred compensation related to the Secretary’s employment agreement. As of March 31, 2018 and December 31, 2017, accrued compensation-related party was $1,056,000 and $1,036,000, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

The following represents a summary of the convertible debt terms at March 31, 2018:

	Amount of Notes	Debt Discount	Maturity Dates thru	Conversion Price	Number of Warrants	Exercise Price	Warrants Exercisable thru

January and February			10/3/2018 to
2018 Notes	$294,000	$(181,370)	11/16/2018	$0.08	1,960,000	$0.15	2/16/2023
November 2017 Notes	287,502	—	12/31/2018	$0.08	3,593,776	$0.15	11/10/2022
November 2016 Notes	287,502	—	12/31/2018	$0.08	3,593,776	$0.15	11/10/2022
December 2015 Notes	862,500	—	12/31/2018	$0.08	10,781,250	$0.15	11/10/2022
Total	$1,731,504	$(181,370)			19,928,802

January and February 2018

In January and February 2018, the Company entered into Securities Purchase Agreements (the “Purchase Agreement”) with respect to the sale and issuance to Crossover Capital Fund II, LLC (“Crossover”) totaling (i) 833,332 shares of the Company’s Common Stock (the “Commitment Shares”); (ii) 3,000,000 redeemable shares (the “Redeemable Shares”), (iii) $294,000 aggregate principal amount of a convertible promissory notes (the “Convertible Notes”) and (iv) Common Stock Purchase Warrants to purchase up to an aggregate of 1,960,000 shares of the Company’s common stock (the “Warrants”) for aggregate consideration of $250,000 cash which was issued at a $44,000 original issue discount from the face value of the Note.

The January and February 2018 Convertible Notes mature on October 3, 2018 and November 16, 2018, respectively, and provide for interest to accrue at an interest rate equal to 18% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Convertible Notes. At any time after 180 days from the issue date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of the Convertible Notes is $0.08 per share, subject to adjustment as provided therein. There is also a one-time interest charge of 10% due at maturity.

If the Convertible Notes are prepaid on or prior to the maturity dates, all of the Redeemable Shares shall be returned to the treasury shares of the Company, without any payment by the Company for the Redeemable Shares. Further, if the Company prepays a portion of the Convertible Notes, but not the entire Convertible Notes, on or before the maturity dates, a pro rata portion of the Redeemable Shares shall be returned to the Company’s treasury in proportion to the prepayment amount as it relates to the entire Convertible Notes balance. On the 180th day, the embedded conversion feature will be a derivative and recorded as interest expense.

The exercise price for the Warrants is $0.15, subject to adjustment, are exercisable for five years after the date of the Warrants and are exercisable in whole or in part, as either a cash exercise or as a “cashless” exercise.

Purchaser Conversion

The January and February 2018 Convertible Notes purchaser has the right at any time after 180 days after the issue date until the outstanding balance of the Note has been paid in full, to convert the outstanding principal balance and accrued interest into shares of common stock of the Company divided by the January and February 2018 Convertible Notes purchaser conversion price of $0.08, subject to potential future adjustments. If the total outstanding balance of the November 2017 Note were convertible as of March 31, 2018, the November 2017 Note would have been convertible into 3,675,000 shares of our common stock. No derivative liability has been recorded as of March 31, 2018, as conversion was contingent. On the 180th day, the embedded conversion feature will be a derivative and recorded as interest expense.

Interest

The January and February 2018 Convertible Notes provide a one-time interest charge of 10% due at maturity totaling $29,400 that has been accrued within other current liabilities in the accompanying condensed consolidated balance sheets. The interest was recorded as a debt discount to be accreted over the term of the convertible notes to interest expense in the accompanying condensed consolidated Statements of Operations.

Redeemable Shares

The January and February 2018 Convertible Notes provide for a total of 3,000,000 redeemable common shares, valued totaling $450,000 and $103,560 based on the fair value and the relative fair value of each issuance, respectively. The relative fair value of the redeemable shares was recorded as a debt discount to be accreted over the term of the convertible notes to interest expense in the accompanying condensed consolidated Statements of Operations. Although the contingency has not lapsed, the Company recorded the redeemable shares as issued at their relative fair value to debt discount as it is remote that the notes will be repaid prior to maturity and the shares returned to the Company.

Common Stock

The January and February 2018 Convertible Notes purchasers were issued a total of 833,332 shares of the Company’s common stock, valued at $125,000 and $28,767 based on the fair value and relative fair value of the stock on the date of grant, respectively.

Warrants

The Company calculates the fair value of the Warrants at $95,324 and $65,292 at January 3, 2018 and February 16, 2018, respectively, using the Black-Scholes option-pricing method. The Black-Scholes option-pricing method requires the use of subjective assumptions, including stock price volatility, the expected life of stock options, risk free interest rate and the fair value of the underlying common stock on the date of grant. The assumptions used in the Black-Scholes option-pricing method is set forth below:

	January 3, 2018	February 16, 2018
Common stock price	$0.17	$0.13
Term	5 years	5 years
Strike price	$0.15	$0.15
Dividend yield	0	0
Risk free rate	2.25%	2.63%
Volatility	62.5%	62.5%

Dividend yield. The Company bases the expected dividend yield assumption on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends on the Company’s common stock.

Volatility. The expected stock-price volatility assumption is based on volatilities of the guideline public companies that are comparable to Reign Sapphire.

Risk-free interest rate. We based the risk-free interest rate assumption on the observed Daily Treasury Yield Curve Rate for a five-year obligation.

Expected term of options. The contractual life of warrants represents the period of time that warrants are expected to be outstanding. Because the Company does not have historic exercise behavior, the Company determines the expected life assumption using the simplified method, which is an average of the contractual term of the warrant and its ordinary vesting period.

Debt Discount

The Company issued the January and February 2018 Convertible Notes with warrants that require equity treatment under ASC 815. As such, the proceeds of the notes were allocated, based on relative fair values, as follows: original issue discount of $44,000, interest of $29,400, $28,767 to the common shares issued, $36,739 to the warrants granted, and $103,560 to the redeemable shares, resulting in a debt discount to such notes of $242,466. The debt discount is accreted to interest expense over the term of the note.

	January 3, 2018		February 16, 2018
	Fair value	Relative fair value	Fair value	Relative fair value
Warrant	$95,324	$19,784	$65,292	$16,955
Common sock	$70,833	$14,701	$54,167	$14,066
Redeemable shares	$255,000	$52,923	$195,000	$50,637
Remaining note value	$110,300	$22,892	$110,300	$28,642
Total	$531,457	$110,300	$424,759	$110,300

The Company recorded debt discount accretion of $61,096 and $0 to interest expense in the condensed consolidated Statements of Operations during the three months ended March 31, 2018 and 2017, respectively, and has $181,370 of unamortized debt discount remaining as of March 31, 2018.

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

The November 2017 Notes mature on December 31, 2018, as amended on January 25, 2018, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the November 2017 Notes. At any time after the November 2017 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of our Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.08 per share, subject to adjustment as provided therein. Each November 2017 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each November 2017 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the November 2017 Note have the right to convert any portion of their November 2017 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The November 2017 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the November 2017 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the November 2017 Notes and accrual of interest as described above. The November 2017 Notes are collectively collateralized by substantially all of the Company’s assets and guarantees of payment of the November 2017 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the November 2017 Notes, subject to the terms of such guaranty agreements.

The November 2017 Purchase Agreement is being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. The Company is still accounting for the interest in accordance with GAAP.

Optional Redemption

The November 2017 Notes provide that commencing six (6) months after the November 2017 Original Issue Date, the Company will have the option of prepaying the outstanding principal amount of the November 2017 Notes (an “November 2017 Optional Redemption”), in whole or in part, by paying to the holders a sum of money in cash equal to one hundred percent (100%) of the principal amount to be redeemed, together with accrued but unpaid interest thereon, if any, and any and all other sums due, accrued or payable to the holder arising under the November 2017 Note through the November 2017 Redemption Payment Date and 2.8986 shares of the Company’s Common Stock for each $1.00 of November 2017 Note principal amount being redeemed. A Notice of Redemption, if given, may be given on the first Trading Day following twenty (20) consecutive Trading Days during which all of the “Equity Conditions”, as defined, have been in effect. No derivative liability has been recorded as of March 31, 2018, as redemption was contingent.

Purchaser Conversion

The November 2017 Purchaser has the right at any time after the November 2017 Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“November 2017 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “November 2017 Conversion Amount”) divided by the November 2017 Purchaser Conversion Price of $0.08, subject to potential future adjustments described below. If the total outstanding balance of the November 2017 Note were convertible as of March 31, 2018, the November 2017 Note would have been convertible into 3,593,776 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet at its fair value of $165,000 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. At March 31, 2018, the embedded derivative was re-measured at fair value that was determined to be $23,000. During the three months ended March 31, 2018, the Company recorded a loss of $52,000 on embedded derivative re-valuation.

On November 16, 2017, the November 2017 Notes were modified in accordance with ASC 470-50-40 and ASC 815 and the Company re-measured the embedded derivative at fair value, which was determined to be $155,000 and recorded a modification of derivative liability charge of $5,000.

On January 25, 2018, the November 2017 Notes, November 2016 Notes, and December 2015 Notes were again modified in accordance with ASC 470-50-40 and ASC 815 in which the Company issued a total of 2,395,650 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date) in consideration of the maturity date of the outstanding November 2017, November 2016, and December 2015 convertible notes being extended to December 31, 2018. The Company re-measured the embedded derivative at fair value just prior to and subsequent to the modification and recorded an extinguishment of debt of $12,000 in the three months ended March 31, 2018. In addition, the value of the restricted common shares of $263,522 was recorded as an extinguishment of debt in the three months ended March 31, 2018.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

	March 31, 2018	December 31, 2017

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	50.0%	47.5%
Risk-free interest rate	2.01%	1.53%
Expected term of options (years)	0.75	0.5
Stock price	$0.079	$0.12
Conversion price	$0.08	$0.08

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

The Company evaluated the November 2017 Warrants under ASC 480 “Distinguishing Liabilities From Equity” and ASC 815 “Derivatives and Hedging”. Due to the existence of the antidilution provision, which reduces the November 2017 Exercise Price and November 2017 Conversion Price in the event of subsequent November 2017 Dilutive Issuances, the November 2017 Purchaser Warrants are not indexed to our common stock, and the Company has determined that the November 2017 Purchaser Warrants meet the definition of a derivative under ASC 815. Accordingly, the November 2017 Purchaser Warrants were recorded as derivative liabilities in the condensed consolidated Balance Sheet at their fair value of $290,612 at the date of issuance. At each subsequent reporting date, the fair value of the Purchaser Warrants will be remeasured and changes in the fair value will be reported in the condensed consolidated Statements of Operations. On November 16, 2017, the November 2017 Warrants were modified in accordance with ASC 470-50-40 and ASC 815 which eliminated the antidilution provision of the exercise price, fixed the exercise price at $0.15 per share, and fixed the number of shares the warrants can be exercised into; thereby eliminating the requirement for derivative accounting and liability classification. As a result, the warrant re-valuation was reclassified to additional paid-in-capital resulting in a warrant liability of $0 as of November 16, 2017.

November 2017 Purchaser Common Stock

The November 2017 Purchasers were issued a total of 833,354 shares of the Company’s common stock, valued at $163,171 (based on the stock price on the date of issuance).

Debt Discount

The Company issued the November 2017 Notes with warrants and conversion features that required liability treatment under ASC 815. As such, the proceeds of the notes were allocated, based on fair values, as follows: original issue discount of $37,497, $163,171 to the common shares issued; $290,612 to the warrants granted; and $165,000 to the embedded derivative, resulting in a debt discount to such notes of $287,502 with the remaining amount of approximately $369,000 expensed at inception of the note. The debt discount is accreted over the term of the convertible notes to interest expense in the accompanying condensed consolidated Statements of Operations.

On January 25, 2018, the November 2017 Notes were modified in accordance with ASC 470-50-40 and ASC 815. As a result, the Company recorded the elimination of debt discount of $224,904 to extinguishment of debt in the condensed consolidated Statements of Operations during the three months ended March 31, 2018 with a debt discount of $0 as of March 31, 2018.

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

The November 2016 Notes mature on December 31, 2018, as amended on January 25, 2018, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the November 2016 Notes. At any time after the November 2016 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of our Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note was $0.12 per share, as amended on May 30, 2017 to $0.08, subject to adjustment as provided therein. Each November 2016 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each November 2016 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the November 2016 Note have the right to convert any portion of their November 2016 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The November 2016 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the November 2016 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the November 2016 Notes and accrual of interest as described above. The November 2016 Notes are collectively collateralized by substantially all of the Company’s assets and guarantees of payment of the November 2016 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the November 2016 Notes, subject to the terms of such guaranty agreements.

The November 2016 Purchase Agreement is being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. The Company is still accounting for the interest in accordance with GAAP.

As a result of the failure to timely file our 2016 Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the three month period ended March 31, 2017, the November 2016 and December 2015 Notes were in default. On May 30, 2017, the Company entered into a Second Consent, Waiver and Modification Agreement (the “Agreement”) with certain purchasers of convertible promissory notes (the “Notes”) pursuant to securities purchase agreements dated December 23, 2015 and November 10, 2016, which were amended pursuant to a Consent, Waiver and Modification Agreement dated October 13, 2016. The waivers contained in the Agreement were related to a waiver of the right to participate in additional offerings by the Company, allowing shares of the Company’s common stock to be issued pursuant to a private offering at a price of not less than $0.08 per share as well as warrants exercisable for a period of five years at $0.15 per share, as amended on November 16, 2017, adjusting the conversion price of the Notes issued to the purchasers to $0.08 per share, extending the maturity date of the December 23, 2015 convertible promissory notes to December 31, 2018 and waiving default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-K for the year ended December 31, 2016 and the Form 10-Q for the three month period ended March 31, 2017. Based on ASC 470-50-40, Extinguishments of Debt, the Company recognized $691,371 as an extinguishment of debt under Other (income) expense in the accompanying condensed consolidated Statements of Operations for the year ended December 31, 2017 (Successor). The extinguishment of debt is comprised of changes in the fair value of warrant and derivative liabilities due to the amendment of the notes that were measured immediately prior to and subsequent to the amendment that resulted in extinguishment loss of $176,022 for the December 2015 Purchaser Warrants, $75,648 for the November 2016 Purchaser Warrants, $183,250 for the December 2015 Purchaser Conversion Shares, and $41,842 for the November 2016 Purchaser Conversion Shares, as well as $178,409 for the unamortized debt discount associated with the November 2016 Notes and $36,200 for the unamortized debt discount associated with the December 2015 Notes.

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

As of March 31, 2018, the Optional Redemption was recorded as a derivative liability on the condensed consolidated Balance Sheets using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $35,015 and was re-measured at fair value to be $27,455 at March 31, 2018. During the three months ended March 31, 2018, the Company recorded a gain of $11,505 on Optional Redemption valuation in the change in fair value of derivative liabilities in the accompanying condensed consolidated Statements of Operations.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

	March 31, 2018	December 31, 2017

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	50.0%	47.5%
Risk-free interest rate	2.01%	1.53%
Expected term of options (years)	0.75	0.5
Stock price	$0.079	$0.12
Conversion price	$0.08	$0.08

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet at its fair value of $32,016 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. At March 31, 2018, the embedded derivative was re-measured at fair value that was determined to be $23,000. During the three months ended March 31, 2018 and 2017, the Company recorded a gain of $52,000 and a loss of $2,615, respectively, on embedded derivative re-valuation, respectively.

On January 25, 2018, the November 2017 Notes, November 2016 Notes, and December 2015 Notes were again modified in accordance with ASC 470-50-40 and ASC 815 in which the Company issued a total of 2,395,650 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date) in consideration of the maturity date of the outstanding November 2017, November 2016, and December 2015 convertible notes being extended to December 31, 2018. The Company re-measured the embedded derivative at fair value just prior to and subsequent to the modification and recorded an extinguishment of debt of $12,000 in the three months ended March 31, 2018. In addition, the value of the restricted common shares of $263,522 was recorded as an extinguishment of debt in the three months ended March 31, 2018.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

	March 31, 2018	December 31, 2017

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	50.0%	47.5%
Risk-free interest rate	2.01%	1.53%
Expected term of options (years)	0.75	0.5
Stock price	$0.079	$0.12
Conversion price	$0.08	$0.08

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

The Company evaluated the November 2016 Warrants under ASC 480 “Distinguishing Liabilities From Equity” and ASC 815 “Derivatives and Hedging”. Due to the existence of the antidilution provision, which reduces the November 2016 Exercise Price and November 2016 Conversion Price in the event of subsequent November 2016 Dilutive Issuances, the November 2016 Purchaser Warrants are not indexed to our common stock, and the Company has determined that the November 2016 Purchaser Warrants meet the definition of a derivative under ASC 815. Accordingly, the November 2016 Purchaser Warrants were recorded as derivative liabilities in the condensed consolidated Balance Sheet at their fair value of $108,597 at the date of issuance. At each subsequent reporting date, the fair value of the Purchaser Warrants will be remeasured and changes in the fair value will be reported in the condensed consolidated Statements of Operations. On November 16, 2017, the November 2016 Warrants were modified in accordance with ASC 470-50-40 and ASC 815 which eliminated the antidilution provision of the exercise price, fixed the exercise price at $0.15 per share, and fixed the number of shares the warrants can be exercised into; thereby eliminating the requirement for derivative accounting and liability classification. As a result, the warrant re-valuation was reclassified to additional paid-in-capital resulting in a warrant liability of $0 as of November 16, 2017.

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

Debt Discount

The Company issued the November 2016 Notes with warrants and conversion features that require liability treatment under ASC 815. As such, the proceeds of the notes were allocated, based on fair values, as follows: $100,002 to the common shares issued; $108,567 to the warrants granted; $42,557 to the original issue discount; and $32,016 to the embedded derivative, resulting in a debt discount to such notes of $283,172. The debt discount is accreted over the term of the convertible notes to interest expense in the accompanying condensed consolidated Statements of Operations.

The Company recorded debt discount accretion of $0 and $46,677 to interest expense in the condensed consolidated Statements of Operations during the three months ended March 31, 2018 and 2017, respectively, and has an unamortized debt discount of $0 as of March 31, 2018.

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

The December 2015 Notes mature on December 31, 2018, as amended on January 25, 2018, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the December 2015 Notes. At any time after the December 2015 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of the Company’s Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a December 2015 Note was $0.12 per share, as amended on May 30, 2017 to $0.08, subject to adjustment as provided therein. Each December 2015 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each December 2015 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the December 2015 Note have the right to convert any portion of their December 2015 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The December 2015 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the December 2015 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the December 2015 Notes and accrual of interest as described above. The December 2015 Notes are collectively collateralized by substantially all of our assets and guarantees of payment of the December 2015 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the December 2015 Notes, subject to the terms of such guaranty agreements.

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

As a result of the failure to timely file our 2016 Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the three month period ended March 31, 2017, the November 2016 and December 2015 Notes were in default. On May 30, 2017, the Company entered into a Second Consent, Waiver and Modification Agreement with certain purchasers of convertible promissory notes (the “Notes”) pursuant to securities purchase agreements dated December 23, 2015 and November 10, 2016, which were amended pursuant to a Consent, Waiver and Modification Agreement dated October 13, 2016. The waivers contained in the Agreement were related to a waiver of the right to participate in additional offerings by the Company, allowing shares of the Company’s common stock to be issued pursuant to a private offering at a price of not less than $0.08 per share as well as warrants exercisable for a period of five years at $0.15 per share, as amended on November 16, 2017, adjusting the conversion price of the Notes issued to the purchasers to $0.08 per share, extending the maturity date of the December 23, 2015 convertible promissory notes to December 31, 2018, as amended on November 16, 2017, and waiving default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-K for the year ended December 31, 2016 and the Form 10-Q for the three month period ended March 31, 2017. Based on ASC 470-50-40, Extinguishments of Debt, the Company recognized $691,371 as an extinguishment of debt under Other (income) expense in the accompanying condensed consolidated Statements of Operations for the year ended December 31, 2017 (Successor). The extinguishment of debt is comprised of changes in the fair value of warrant and derivative liabilities due to the amendment of the notes that were measured immediately prior to and subsequent to the amendment that resulted in extinguishment loss of $176,022 for the December 2015 Purchaser Warrants, $75,648 for the November 2016 Purchaser Warrants, $183,250 for the December 2015 Purchaser Conversion Shares, and $41,842 for the November 2016 Purchaser Conversion Shares, as well as $178,409 for the unamortized debt discount associated with the November 2016 Notes and $36,200 for the unamortized debt discount associated with the December 2015 Notes.

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

As of December 31, 2016, the Optional Redemption was recorded as a derivative liability on the condensed consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $199,150 and was re-measured at fair value to be $82,365 at March 31, 2018. During the three months ended March 31, 2018 and 2017, the Company recorded a gain of $34,515 and a loss of $25,180 on Optional Redemption valuation, respectively, in the change in fair value of derivative liabilities in the accompanying condensed consolidated Statements of Operations.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

	March 31, 2018	December 31, 2017

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	50.0%	47.5%
Risk-free interest rate	2.01%	1.53%
Expected term of options (years)	0.75	0.5
Stock price	$0.079	$0.12
Conversion price	$0.08	$0.08

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The original fair value of the derivative was $88,983 and at March 31, 2018, the embedded derivative was re-measured at fair value that was determined to be $69,000. During the three months ended March 31, 2018 and 2017, the Company recorded a gain of $155,998 and a loss of $7,007 on embedded derivative re-valuation, respectively.

On January 25, 2018, the November 2017 Notes, November 2016 Notes, and December 2015 Notes were again modified in accordance with ASC 470-50-40 and ASC 815 in which the Company issued a total of 2,395,650 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date) in consideration of the maturity date of the outstanding November 2017, November 2016, and December 2015 convertible notes being extended to December 31, 2018. The Company re-measured the embedded derivative at fair value just prior to and subsequent to the modification and recorded an extinguishment of debt of $35,999 in the three months ended March 31, 2018. In addition, the value of the restricted common shares of $263,522 was recorded as an extinguishment of debt in the three months ended March 31, 2018.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

	March 31, 2018	December 31, 2017

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	50.0%	47.5%
Risk-free interest rate	2.01%	1.53%
Expected term of options (years)	0.75	0.5
Stock price	$0.079	$0.12
Conversion price	$0.08	$0.08

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

At each subsequent reporting date, the fair value of the Purchaser Warrants will be remeasured and changes in the fair value will be reported in the condensed consolidated Statements of Operations. The original fair value of the warrants were $439,107. On November 16, 2017, the December 2015 Purchaser Warrants were modified in accordance with ASC 470-50-40 and ASC 815 which eliminated the antidilution provision of the exercise price, fixed the exercise price at $0.15 per share, and fixed the number of shares the warrants can be exercised into; thereby eliminating the requirement for derivative accounting and liability classification. As a result, the warrant re-valuation was reclassified to additional paid-in-capital resulting in a warrant liability of $0 as of November 16, 2017.

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

The Company recorded debt discount accretion of $0 and $141,651 to interest expense in the condensed consolidated Statements of Operations during the three months ended March 31, 2018 and 2017, respectively, and has no unamortized debt discount remaining as of March 31, 2018.

Changes in the derivative liabilities were as follows:

Derivative liabilities:
December 31, 2017	$470,839
Change due to extinguishment of debt	59,999
Decrease in fair value	(306,018)
March 31, 2018	$224,820

NOTE 9 – SHORT TERM NOTES PAYBALE

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

In January 2018, the Company was advanced an additional $60,010 under the Note with no additional shares issued. In March 2018, the Company was advanced an additional $60,010 under the Note with 600,000 additional shares to be issued. As of March 31, 2018, the Company had not issued the shares and has recorded a common stock payable and a debt discount of $55,500 (based on our stock price on the date of grant). The debt discount is accreted to interest expense over the term of the note.

The note payable balance net of debt discount of $108,000 at March 31, 2018 was $82,205 with an availability of approximately $880,000 on the Note.

The Agreement and Note are being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. The Company is still accounting for the interest in accordance with GAAP.

The Company borrows funds from third parties from time to time  for working capital purposes with an upfront fee of approximately $400, paying no interest, and with no length of repayment. For the three months ended March 31, 2018, the Company had borrowings of $14,000 and repayments of $11,775 for a balance due of $2,396 at March 31, 2018. Repayments are based on 30% of amounts processed through PayPal until the balance is paid.

NOTE 10 – STOCK TRANSACTIONS

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

Common Stock

In January and February 2018, the Company entered into Securities Purchase Agreements with respect to the sale and issuance to Crossover Capital Fund II, LLC totaling (i) 833,332 shares of the Company’s Common Stock; (ii) 3,000,000 redeemable shares, (iii) $294,000 aggregate principal amount of a convertible promissory note and (iv) Common Stock Purchase Warrants to purchase up to an aggregate of 1,960,000 shares of the Company’s common stock for a net aggregate consideration of $250,000 cash (see Note 8).

In January 2018, we issued 2,395,650 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date), in consideration for the modification of the existing short term convertible notes and recorded as an extinguishment of debt (see Note 8).

On June 30, 2017, the Company entered into an Agreement and Note by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. In March 2018, as additional consideration for the note, the investors received 600,000 shares of restricted common stock, in aggregate, valued at $55,500 (based on our stock price on the date of grant) (see Note 9). As of March 31, 2018, the Company had not issued the shares and has recorded a common stock payable.

On July 14, 2017, the Company entered into a contract with a third party for consulting services. The consulting agreement provides for the consultant to receive 487,500 shares for entering into the agreement that were valued at $34,125 (based on our stock price on the date of grant) and 162,500 restricted common shares each month beginning month four through month twelve. Through March 31, 2018, the consultant vested in 568,750 shares, valued at $101,156 (based on our stock price on the date of each grant). As of March 31, 2018, the Company had not issued the shares and has recorded a common stock payable of $101,156. The contract was terminated at January 26, 2018.

NOTE 11 – STOCK BASED COMPENSATION

2015 Equity Incentive Plan

As of March 31, 2018, the board of directors and shareholders of the Company previously authorized the adoption and implementation of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company’s shareholders. Under the 2015 Plan, an aggregate of 20,000,000 shares of the Company’s common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. The exercise price for each option may not be less than fair market value of the common stock on the date of grant, and shall vest as determined by the Company’s board of directors but shall not exceed a ten-year period.

As of March 31, 2018, the Company issued a total of 100,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $3,750 under general and administrative expenses in the accompanying condensed consolidated Statements of Operations for the three months ended March 31, 2018 with $10,000 remaining to be amortized. As of March 31, 2018, the Advisors had vested in 33,333 shares with 66,667 shares to vest over the remaining vesting period.

As of March 31, 2018, the Company previously granted to its CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The Black-Scholes option-pricing model used the following weighted average assumptions as of December 31, 2016: (i) no dividend yield for each year, (ii) volatility of 35.6 percent, (iii) risk-free interest rate of 1.87 percent, (iv) stock price of $0.25, (v) exercise price of $0.005, and (vi) expected life of 6.0 years. The options will vest 50% on the first anniversary of the grant date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the grant date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by the Company from the grant date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of the Company’s common stock subject to the option shall fully vest if the Company shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by the Company pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the grant date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. The Company recognized expense of $0 and $40,831 for the three months ended March 31, 2018 and 2017, respectively, within stock based compensation – related party in the accompanying condensed consolidated Statements of Operations with no amounts remaining to be recognized.

The following represents a summary of the Options outstanding at March 31, 2018 and changes during the period then ended:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value *
Outstanding at December 1, 2017	10,000,000	$0.005	$1,100,000
Granted	—	—	—
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at December 31, 2017	10,000,000	$0.005	$1,200,000
Granted	—	—	—
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at March 31, 2018	10,000,000	$0.005	$795,000
Exercisable at March 31, 2018	10,000,000	$—	$—
Expected to be vested	10,000,000	$0.005	$—

   * Based on the Company’s stock price on March 31, 2018 and December 31, 2017, respectively.

NOTE 12 – Related Party Transactions

Other than as set forth below, and as disclosed in Notes 7, 8, 9, 10 and 11, the Company has not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest.

Employment Agreements

The Company previously had a consulting agreement with its CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If the Company terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $45,000 and $45,000 for the three months ended March 31, 2018 and 2017, respectively. Deferred compensation totaling $709,000 as of March 31, 2018, is included in Accrued Compensation in the accompanying condensed consolidated Balance Sheet. Deferred compensation includes $495,000 related to the employment agreement and $214,000 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the CEO totaling approximately $3,608 and $3,600 for the three months ended March 31, 2018 and 2017, respectively. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

The Company previously had a consulting agreement with its secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If the Company terminates the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $20,000 and $20,000 for the three months ended March 31, 2018 and 2017, respectively. Deferred compensation totaling $347,000 as of March 31, 2018, is included in Accrued Compensation in the accompanying condensed consolidated Balance Sheets. Deferred compensation includes $233,333 related to the employment agreement and $113,667 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the Secretary totaling approximately $1,802 and $1,790 for the three months ended March 31, 2018 and 2017, respectively. Employee benefits include use of a car and car insurance.

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months	For the Three Months
	Ended March 31,	Ended March 31,
	2018	2017

Net loss attributable to the common stockholders	$(739,392)	$(613,895)

Basic weighted average outstanding shares of common stock	57,711,496	43,704,883
Dilutive effect of options and warrants	—	—
Diluted weighted average common stock and common stock equivalents	57,711,496	43,704,883
Loss per share:
Basic and diluted	$(0.01)	$(0.01)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Contingent Payments

On December 1, 2016, we acquired substantially all of the operating assets of CCI. As part of the purchase price of the operating assets of CCI, there is a cash payment of $500,000 contingent upon a future offering and earn out payments for all sales of CCI and RGNP products sold via CCI sales channels for the 2017, 2018, 2019 and 2020 calendar years. The estimated fair value of the contingent payments totaled $424,511 and was recognized as a liability in the accompanying condensed consolidated balance sheets as of December 31, 2016. During the three months ended March 31, 2018, ASK Gold and CCI each earned $918 of earn out payments for a total of $84,904. In addition, the Company paid $95,020 in reimbursement expenses (“Reimbursement Expenses”) that were the responsibility of CCI and will be applied against current and future earn out payments to CCI. The Company applied $41,534 of earn out payments owed to CCI against the Reimbursement Expenses for a net balance of $52,568 owed by CCI to the Company as of March 31, 2018 that is recorded in estimated fair value of contingent payments, net in the accompanying condensed consolidated balance sheets. As March 31, 2018, estimated fair value of contingent payments, net was $287,039.

Operating Leases

The Company has month-to month leases for its headquarters and its sales and marketing office. The total rent is approximately $1,955 per month.

The Company’s customer service and distribution facility is located at 1933 S. Broadway. Los Angeles, California. This facility is subleased on a month-to-month basis for $4,000 per month from a third party.

Rent expense was approximately $18,906 and $33,092 for the three months ended March 31, 2018 and 2017, respectively.

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

NOTE 15 – SUBSEQUENT EVENTS

In April 2018, the Company issued 550,000 restricted common shares for services rendered of $50,650 (based on our stock price on the measurement date).

In April 2018, the Company issued a total of 98,000 restricted common shares to its employees, valued at $7,742 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

There were no other events subsequent to March 31, 2018, and up to the date of this filing that would require disclosure.

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

OVERVIEW:

Financial Presentation

On December 1, 2016, substantially all of the operating assets of Coordinates Collection, Inc. (“CCI”) was acquired by Reign Sapphire Corporation (“RGNP” or the “Company”). RGNP is a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company. As part of the Acquisition, we created a wholly owned subsidiary, Reign Brands, Inc. (“Reign Brands”), which is a Delaware corporation, and shall act as the operating entity for the acquired CCI assets. The acquisition method of accounting was used to record assets acquired and liabilities assumed by. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying condensed consolidated financial statements of the Predecessor and are not comparable in all material respects since those condensed consolidated financial statements report financial position, results of operations, and cash flows of these two separate entities. CCI’s fixed assets and identifiable intangible assets acquired were recorded based upon their estimated fair values as of the closing date of the Acquisition.  The excess of purchase price over the value of the net assets acquired was recorded as goodwill.

The accompanying condensed consolidated financial information and discussion have been presented on a comparative basis.

Historical Development

RGNP is a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company with 4 niche brands: Reign Sapphires: ethically produced, source-to-consumer sapphire jewelry targeting millennials, Coordinates Collection: custom jewelry, inscribed with location coordinates commemorating life’s special moments, Le Bloc: classic customized jewelry, and athleisure jewelry brand ION Collection.

Reign Sapphire Corporation was established on December 15, 2014 in the State of Delaware as a vertically integrated “source to retail” model for sapphires – rough sapphires to finished jewelry; a color gemstone brand; and a jewelry brand featuring Australian sapphires. We acquired our Coordinates Collection and Le Bloc brands and the assets related to the production and sale of it on December 1, 2016.

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

We began our planned principal operations, and accordingly, we have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Recent Developments

Financing Transactions

Convertible Note Payable

In January and February 2018, the Company entered into Securities Purchase Agreements (the “Purchase Agreement”) with respect to the sale and issuance to Crossover Capital Fund II, LLC (“Crossover”) totaling (i) 833,332 shares of the Company’s Common Stock (the “Commitment Shares”); (ii) 3,000,000 redeemable shares (the “Redeemable Shares”), (iii) $294,000 aggregate principal amount of a convertible promissory note (the “Convertible Notes”) and (iv) Common Stock Purchase Warrants to purchase up to an aggregate of 1,960,000 shares of the Company’s common stock (the “Warrants”) for a net aggregate consideration of $250,000 cash.

The January and February 2018 Convertible Notes mature on October 3, 2018 and November 16, 2018, respectively, and provides for interest to accrue at an interest rate equal to 18% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Convertible Notes. At any time after 180 days from the Issue Date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Convertible Notes is $0.08 per share, subject to adjustment as provided therein. There is also a one-time interest charge of 10% due at maturity.

If the Convertible Notes are prepaid on or prior to the maturity date, all of the Redeemable Shares shall be returned to the treasury shares of the Company, without any payment by the Company for the Redeemable Shares. Further, if the Company prepays a portion of the Convertible Notes, but not the entire Convertible Notes, on or before the maturity date, a pro rata portion of the Redeemable Shares shall be returned to the Company’s treasury in proportion to the prepayment amount as it relates to the entire Convertible Notes balance.

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

In January 2018, we were advanced an additional $60,010 under the Note with no additional shares issued. In March 2018, we were advanced an additional $60,010 under the Note with 600,000 additional shares to be issued. As of March 31, 2018, we had not issued the shares and has recorded a common stock payable and a debt discount of $55,500 (based on our stock price on the date of grant). The debt discount is accreted to interest expense over the term of the note.

The note payable balance net of debt discount of $108,000 at March 31, 2018 was $82,205 with an availability of $880,000 on the Note.

The Agreement and Note are being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. We are still accounting for the interest in accordance with GAAP.

Stock Transactions

Common Stock

In April 2018, the Company issued 550,000 restricted common shares for services rendered of $50,650 (based on our stock price on the measurement date).

In January and February 2018, the Company entered into Securities Purchase Agreements with respect to the sale and issuance to Crossover Capital Fund II, LLC totaling (i) 833,332 shares of the Company’s Common Stock; (ii) 3,000,000 redeemable shares, (iii) $294,000 aggregate principal amount of a convertible promissory note and (iv) Common Stock Purchase Warrants to purchase up to an aggregate of 1,960,000 shares of the Company’s common stock for a net aggregate consideration of $250,000 cash.

In January 2018, we issued 2,395,650 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date), in consideration for the modification of the existing short term convertible notes and recorded as an extinguishment of debt.

On June 30, 2017, the Company entered into an Agreement and Note by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. In March 2018, as additional consideration for the loan, the investors received 600,000 shares of restricted common stock. As of March 31, 2018, we had not issued the shares and has recorded a common stock payable and a debt discount of $55,500 (based on our stock price on the date of grant). The debt discount is accreted to interest expense over the term of the note.

On July 14, 2017, the Company entered into a contract with a third party for consulting services. The consulting agreement provides for the consultant to receive 487,500 shares for entering into the agreement that were valued at $34,125 (based on our stock price on the date of grant) and 162,500 restricted common shares each month beginning month four through month twelve. Through March 31, 2018, the consultant vested in 568,750 shares, valued at $101,156 (based on our stock price on the date of each grant). As of March 31, 2018, the Company had not issued the shares and has recorded a common stock payable of $101,156. The contract was terminated at January 26, 2018.

Stock Based Compensation

In April 2018, the Company issued a total of 98,000 restricted common shares to its employees, valued at $7,742 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

As of March 31, 2018, the Company issued a total of 100,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $3,750 under general and administrative expenses in the accompanying condensed consolidated Statements of Operations for the three months ended March 31, 2018 with $10,000 remaining to be amortized. As of March 31, 2018, the Advisors had vested in 33,333 shares with 66,667 shares to vest over the remaining vesting period.

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

Subsequent to the acquisition of CCI’s assets, we have four niche brands: Reign Sapphires: ethically produced, source-to-consumer sapphire jewelry targeting millennials, Coordinates Collection: custom jewelry, inscribed with location coordinates commemorating life’s special moments, Le Bloc: classic customized jewelry and athleisure jewelry brand ION Collection.

Reign Sapphires

Reign Sapphires was established as a vertically integrated “source to retail” model for sapphires--rough sapphires to finished jewelry; a color gemstone brand; and a jewelry brand featuring Australian sapphires. We are not an exploration or mining company and are not engaged in exploration or mining activities. We purchase rough sapphires in bulk, directly from commercial miners in Australia, and oversee each step of the process as the stones go from the source to the consumer as Reign Sapphire jewelry.

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

We have exclusive international distribution agreements third party marketing companies to distribute the Coordinates Collection, ION Collection and Le Bloc products in the EU, UK, Dubai and Qatar at discounted prices.

Products

Our initial product lines consist of rings, bracelets, necklaces. When sapphires are used in the products, they are predominantly 1.5mm to 2.5mm diamond and princess cut melees.

Plan of Operations

Our plan of operations consists of:

●	Launch of our B2B marketing and sales efforts through the use of distribution partners and a high-end fashion retailers.

●	Expansion of our D2C marketing and sales efforts through the use of social media, Internet marketing, print advertising, promotions, and signage

●	Raise capital, fund administrative infrastructure and ongoing operations until our operations generate positive cash flow.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

The following discussion represents a comparison of our results of operations for the period ended March 31, 2018, which includes the results of operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Net revenues	$273,250	$268,926
Cost of sales	82,549	75,998
Gross Profit	190,701	192,928
Operating expenses	606,086	537,097
Other expense	324,007	269,726
Net loss from continuing operation	$(739,392)	$(613,895)

Net Revenues

Net revenues increased by $4,324, or 1.6%, to $273,250 for the three months ended March 31, 2018 from $268,926 for the three months ended March 31, 2017. The increase in revenue is primarily the result of an increase in retail revenue of $18,010, or 8.1%, to $240,785 for the three months ended March 31, 2018 from $222,775 for the three months ended March 31, 2017, offset partially by a reduction in wholesale revenue of $13,685, or 29.0%, to $32,466 for the three months ended March 31, 2018 from $46,151 for the three months ended March 31, 2017 and increased purchase discounts as we continue to focus on retail markets.

Cost of Sales

Cost of sales increased by $6,551, or 8.6%, to $82,549 for the three months ended March 31, 2018 from $75,998 for the three months ended March 31, 2017. The increase in cost of sales was primarily due to the increase in revenue and promotional discounts. As a percentage of revenue, cost of sales was 30.2% and 28.3% resulting in a gross margin of 69.8% and 71.7% for the three months ended March 31, 2018 and for the three months ended March 31, 2017, respectively, primarily due to promotional discounts.

Operating expenses

Operating expenses increased by $68,989, or 12.8%, to $606,086 for the three months ended March 31, 2018 from $537,097 for the three months ended March 31, 2017 primarily due to increases in marketing costs of $93,001, investor relations costs of $48,584, depreciation and amortization costs of $6,269, and professional fees of $11,256, and offset primarily by decreases in travel expenses of $7,415, rent of $14,816, consulting costs of $16,103, stock based compensation of $24,460, compensation costs of $23,436, and general and administration costs of $4,521,as a result of reorganizing our administrative infrastructure, primarily marketing costs, and refocusing our marketing initiatives to generate anticipated sales growth.

For the three months ended March 31, 2018, we had marketing expenses of $175,143, stock based compensation of $21,531, and general and administrative expenses of $409,412 primarily due to compensation costs of $169,351, consulting costs of $20,655, travel expenses of $14,468, rent of $18,906, professional fees of $31,429, depreciation and amortization costs of $61,599, investor relations costs of $67,539, and general and administration costs of $25,465 as a result of reorganizing our administrative infrastructure, primarily professional fees, and refocusing our marketing initiatives to generate anticipated sales growth.

For the three months ended March 31, 2017, we had marketing expenses of $82,142, stock based compensation of $45,991, and general and administrative expenses of $408,964 primarily due to compensation costs of $192,787, consulting costs of $36,758, travel expenses of $21,883, rent of $33,092, professional fees of $20,173, depreciation and amortization costs of $55,331, investor relations costs of $18,955, and general and administration costs of $29,985 as a result of reorganizing our administrative infrastructure, primarily professional fees, and refocusing our marketing initiatives to generate anticipated sales growth.

Other Expense

Other expense for the three months ended March 31, 2018 totaled $324,007 primarily due to interest expense of $81,600 in conjunction with debt discount, the extinguishment of debt of $548,425, and the change in fair value of derivative liabilities of $306,018, compared to other expense of $269,726 for the three months ended March 31, 2017 primarily due to interest expense of $189,162 in conjunction with debt discount, the change in fair value of warrant liabilities of $45,762, and the change in fair value of derivative liabilities of $34,802.

Net loss before income taxes

Net loss before income taxes for the three months ended March 31, 2018 totaled $752,084 primarily due to revenue of $273,250 and (increases/decreases) in compensation costs, consulting services costs, rent, professional fees, marketing costs, and general and administration costs compared to a loss of $613,895 for the three months ended March 31, 2017 primarily due to revenue of $268,926 and (increases/decreases) in compensation costs, consulting services costs, rent, professional fees, marketing costs, and general and administration costs.

Assets and Liabilities

Assets were $2,045,091 as of March 31, 2018. Assets consisted primarily of cash of $41,301, accounts receivable of $23,128, inventory of $721,396 which includes samples inventory of $134,145, prepaid expenses of $10,334, equipment of $22,122, intangible assets of $744,863, and goodwill of $481,947. Liabilities were $4,445,769 as of March 31, 2018. Liabilities consisted primarily of accrued compensation-related party of $1,056,000, due to related party of $762,756, accounts payable of $201,904, deferred revenue of $35,300, estimated fair value of contingent payments of $287,039, other current liabilities of $86,559, derivative liabilities of $224,820, and short term notes of $84,601 (less unamortized discount of $108,000), convertible notes of $1,550,134 (less unamortized discount of $181,370).

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $31,709 in the three months ended March 31, 2018 resulting from cash used in operating activities of $321,841 and cash provided by financing activities of $353,550.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Net cash provided by (used in):
Operating activities	$(321,841)	$(107,964)
Investing activities	—	(34,424)
Financing activities	353,550	—
	$31,709	$(140,388)

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Cash Flows from Operating Activities – For the three months ended March 31, 2018, net cash used in operating activities was $321,841. Net cash used in operations was primarily due to a net loss of $(739,392), and the changes in operating assets and liabilities of $9,668, primarily due to a net increase in accounts payable of $7,881, accrued compensation – related party of $20,000, due to related party of $41,322, inventory of $4,744, and prepaid expenses of $1,002, offset primarily by changes in accounts receivable of $13,398, deferred revenue of $46,155, other current liabilities of $4,810. In addition, net cash used in operating activities was offset primarily by adjustments to reconcile net loss from the loss on extinguishment of debt of $548,425, the accretion of the debt discount of $78,596, depreciation expense of $3,156, amortization expense of $58,443, the estimated fair market value of stock issued for services of $21,531, the change in derivative liabilities of $306,018, and the amortization of stock issued for future services of $3,750.

For the three months ended March 31, 2017, net cash used in operating activities was $107,964. Net cash used in operations was primarily due to a net loss of $(613,895), and the changes in operating assets and liabilities of $110,717, primarily due to a net increase in accounts payable of $829, accrued compensation – related party of $65,000, due to related party of $90,923, and other current liabilities of $5,501, offset primarily by decreases in accounts receivable of $25,143, and deferred revenue of $25,977. In addition, net cash used in operating activities was offset primarily by adjustments to reconcile net loss from stock based compensation – related party of $45,991, the accretion of the debt discount of $188,328, depreciation expense of $3,399, amortization expense of $51,932, the estimated fair market value of stock issued for services of $25,000, the change in derivative liabilities of $34,802, and the change in warrant liabilities of $45,762.

Cash Flows from Investing Activities – For the three months ended March 31, 2018, there was no cash used in investing activities. For the three months ended March 31, 2017, net cash used in investing activities was $470 for purchases of computer equipment and $31,954 for website development costs.

Cash Flows from Financing Activities – For the three months ended March 31, 2018, net cash provided by financing activities was $353,550 due to proceeds from short term convertible notes (net of issuance costs) of $250,000, proceeds from short term notes (net of issuance costs) of $134,020, offset primarily by repayments of short term notes of $30,470. For the three months ended March 31, 2017, there was no cash provided by financing activities.

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

Due to Related Party

During the three months ended March 31, 2018, we received no advances from our CEO/director, incurred business expenses that were paid by the CEO/director of $384,946 (comprised of operating expenses of $382,746, and inventory purchases totaling $2,200) and had repayments of $343,625. We have a balance owed to the related party of $762,756 and $721,434 at March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018, we incurred $45,000 of compensation related to the CEO/director’s employment agreement and $20,000 of deferred compensation related to the Secretary’s employment agreement. As of March 31, 2018 and December 31, 2017, accrued compensation-related party was $1,056,000 and $1,036,000, respectively.

Stock Transactions

In April 2018, the Company issued 550,000 restricted common shares for services rendered of $50,650 (based on our stock price on the measurement date).

In January and February 2018, the Company entered into Securities Purchase Agreements with respect to the sale and issuance to Crossover Capital Fund II, LLC totaling (i) 833,332 shares of the Company’s Common Stock; (ii) 3,000,000 redeemable shares, (iii) $294,000 aggregate principal amount of a convertible promissory note and (iv) Common Stock Purchase Warrants to purchase up to an aggregate of 1,960,000 shares of the Company’s common stock for a net aggregate consideration of $250,000 cash.

In January 2018, we issued 2,395,650 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date), in consideration for the modification of the existing short term convertible notes and recorded as an extinguishment of debt.

On June 30, 2017, the Company entered into an Agreement and Note by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. In March 2018, as additional consideration for the note, the investors received 600,000 shares of restricted common stock, in aggregate, valued at $55,500 (based on our stock price on the date of grant). As of March 31, 2018, the Company had not issued the shares and has recorded a common stock payable.

On July 14, 2017, the Company entered into a contract with a third party for consulting services. The consulting agreement provides for the consultant to receive 487,500 shares for entering into the agreement that were valued at $34,125 (based on our stock price on the date of grant) and 162,500 restricted common shares each month beginning month four through month twelve. Through March 31, 2018, the consultant vested in 568,750 shares, valued at $101,156 (based on our stock price on the date of each grant). As of March 31, 2018, the Company had not issued the shares and has recorded a common stock payable of $101,156. The contract was terminated at January 26, 2018.

Stock Based Compensation

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

In April 2018, the Company issued a total of 98,000 restricted common shares to its employees, valued at $7,742 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

As of March 31, 2018, the Company issued a total of 100,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $3,750 under general and administrative expenses in the accompanying condensed consolidated Statements of Operations for the three months ended March 31, 2018 with $10,000 remaining to be amortized. As of March 31, 2018, the Advisors had vested in 33,333 shares with 66,667 shares to vest over the remaining vesting period.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of our business.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had an accumulated deficit of approximately $11,120,000 and $10,381,000 at March 31, 2018 and December 31, 2017, respectively, had a working capital deficit of $3,650,000 and $3,404,000 at March 31, 2018 and December 31, 2017, respectively, had a net loss of approximately $739,000 and $614,000 for the three months ended March 31, 2018 and 2017, respectively, and net cash used in operating activities of approximately $322,000 and $108,000 for the three months ended March 31, 2018 and 2017, respectively.

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

Use of Estimates

The preparation of these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the condensed consolidated financial statements. The more significant estimates and assumptions by management include among others: inventory valuation, warrant liability valuation, derivative liability valuation, common stock and option valuation, and the recoverability of intangibles. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Codification ASC 606 (“ASC 606”), Revenue from Contracts with Customers, using the modified retrospective approach for all contracts not completed as of the date of adoption. Results for the reporting periods beginning on January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with accounting under ASC 605, Revenue Recognition. As a result of adopting ASC 606, amounts reported under ASC 606 were not materially different from amounts that would have been reported under the previous revenue guidance of ASC 605, as such, no cumulative adjustment to retained earnings.

We generate all of our revenue from contracts with customers. We recognize revenue when we satisfy a performance obligation by transferring control of the promised services to a customer in an amount that reflects the consideration that we expect to receive in exchange for those services. We determine revenue recognition through the following steps:

1.	Identification of the contract, or contracts, with a customer.

2.	Identification of the performance obligations in the contract.

3.	Determination of the transaction price.

4.	Allocation of the transaction price to the performance obligations in the contract

5.	Recognition of revenue when, or as, we satisfy a performance obligation.

At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We allocate the entire transaction price to a single performance obligation.

A description of our principal revenue generating activities are as follows:

Retail sales – We offer consumer products through its online websites.

Wholesale sales – We offer product sold in bulk to distributors.

Revenue is recognized from retail and wholesale sales when the product is shipped to the customer, provided that collection of the resulting receivable is reasonably assured. Credit is granted for wholesale sales generally for terms of 7 to 90 days, based on credit evaluations. Discounts are recorded as a reduction of the transaction price. Revenue excludes any amounts collected on behalf of third parties, including sales taxes.

We evaluate whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when we are primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sale price. We generally record the net amounts as commissions earned if we are not primarily obligated and do not have latitude in establishing prices. We record all revenue transactions at the gross sale price.

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

Inventories

Inventories are stated at the lower of cost or market on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Our inventory consists of loose sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of March 31, 2018 and December 31, 2017, we carried primarily loose sapphire jewels and loose sapphire jewels held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. We appraise our inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, we review the inventory each quarter against industry prices from gem-guide and if there is a potential impairment, we would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the appraised value of the sapphires could be significantly lower from the current estimated fair value. Our loose sapphire jewels do not degrade in quality over time. In view of the foregoing factors, we have concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of March 31, 2018 and December 31, 2017, respectively.

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

Stock Based Compensation

Issuances of our common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. However, situations may arise in which counter performance may be required over a period of time but the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instruments fully vested on the date of agreement, we determine such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying condensed consolidated Statements of Operations over the contract period. When it is appropriate for us to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation - Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our condensed consolidated Statements of Operations and comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2018 and December 31, 2017, the fair value of inventory, accrued compensation - related party, and advance from shareholder approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Debt

We issue debt that may have separate warrants, conversion features, or no equity-linked attributes.

Debt with warrants – When we issue debt with warrants, we treat the warrants as a debt discount, record as a contra-liability against the debt, and amortize the balance over the life of the underlying debt as amortization of debt discount expense in the condensed consolidated Statements of Operations. The offset to the contra-liability is recorded as additional paid in capital in our balance sheet. We determine the value of the warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”) using the stock price on the date of issuance, the risk free interest rate associated with the life of the debt, and the volatility of our stock. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the condensed consolidated Statements of Operations. The debt is treated as conventional debt.

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

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using Black-Scholes upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the condensed consolidated Statements of Operations. The debt discount is amortized through interest expense over the life of the debt.

Convertible debt – beneficial conversion feature – If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF’). A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible, and is recorded as additional paid in capital and as a debt discount in the Balance Sheet. We amortize the balance over the life of the underlying debt as amortization of debt discount expense in the condensed consolidated Statements of Operations. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the condensed consolidated Statements of Operations.

If the conversion feature does not qualify for either the derivative treatment or as a BCF, the convertible debt is treated as traditional debt.

Future Contractual Obligations and Commitment

Refer to Note 3 in the accompanying notes to the condensed consolidated financial statements for future contractual obligations and commitments. Future contractual obligations and commitments are based on the terms of the relevant agreements and appropriate classification of items under GAAP as currently in effect. Future events could cause actual payments to differ from these amounts.

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

Convertible Notes Payable

January and February 2018 Securities Purchase Agreement

In January and February 2018, the Company entered into Securities Purchase Agreements with respect to the sale and issuance to Crossover Capital Fund II, LLC (“Crossover”) totaling (i) 833,332 shares of the Company’s Common Stock; (ii) 3,000,000 redeemable shares, (iii) $294,000 aggregate principal amount of a convertible promissory note and (iv) Common Stock Purchase Warrants to purchase up to an aggregate of 1,960,000 shares of the Company’s common stock for a net aggregate consideration of $250,000 cash. The January and February 2018 Convertible Notes mature on October 3, 2018 and November 16, 2018, respectively, and provides for interest to accrue at an interest rate equal to 18% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the January and February 2018 Convertible Notes. If the January and February 2018 Convertible Notes are prepaid on or prior to the maturity date, all of the Redeemable Shares shall be returned to the treasury shares of the Company, without any payment by the Company for the Redeemable Shares. Further, if the Company prepays a portion of the Note, but not the entire Note, on or before the maturity date, a pro rata portion of the Redeemable Shares shall be returned to the Company’s treasury in proportion to the prepayment amount as it relates to the entire January and February 2018 Convertible Notes balance. There is also a one-time interest charge of 10% due at maturity.

November 2017 Securities Purchase Agreement

We entered into a Securities Purchase Agreement with respect to the sale and issuance to certain institutional investors Alpha and Brio of up to (i) 833,354 shares of our common stock, (ii) $287,502 aggregate principal amount of secured convertible notes and (iii) common stock purchase warrants to purchase up to an aggregate of 3,593,776 shares of our common stock as defined in the Securities Purchase Agreement.   The aggregate cash subscription amount received by us from the purchasers for the issuance of the incentive shares, notes and warrants was approximately $250,005, which was issued at a $37,497 original issue discount from the face value of the note. The notes mature on December 31, 2018, as amended on January 25, 2018, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the notes.

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

As a result of the failure to timely file our 2016 Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the three month period ended March 31, 2017, the November 2016 and December 2015 Notes were in default. On May 30, 2017, the Company entered into a Second Consent, Waiver and Modification Agreement with certain purchasers of convertible promissory notes (the “Notes”) pursuant to securities purchase agreements dated December 23, 2015 and November 10, 2016, which were amended pursuant to a Consent, Waiver and Modification Agreement dated October 13, 2016. The waivers contained in the Agreement were related to a waiver of the right to participate in additional offerings by the Company, allowing shares of the Company’s common stock to be issued pursuant to a private offering at a price of not less than $0.08 per share as well as warrants exercisable for a period of five years at $0.15 per share, as amended on November 16, 2017, adjusting the conversion price of the Notes issued to the purchasers to $0.08 per share, extending the maturity date of the December 23, 2015 convertible promissory notes to December 31, 2017 and waiving default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-K for the year ended December 31, 2016 and the Form 10-Q for the three month period ended March 31, 2017. Based on ASC 470-50-40, Extinguishments of Debt, the Company recognized $691,371 as an extinguishment of debt under Other (income) expense in the accompanying condensed consolidated Statements of Operations for the year ended December 31, 2017. The extinguishment of debt is comprised of changes in the fair value of warrant and derivative liabilities due to the amendment of the notes that were measured immediately prior to and subsequent to the amendment that resulted in extinguishment loss of $176,022 for the December 2015 Purchaser Warrants, $75,648 for the November 2016 Purchaser Warrants, $183,250 for the December 2015 Purchaser Conversion Shares, and $41,842 for the November 2016 Purchaser Conversion Shares, as well as $178,409 for the unamortized debt discount associated with the November 2016 Notes and $36,200 for the unamortized debt discount associated with the December 2015 Notes.

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

In January 2018, the Company was advanced an additional $60,010 under the Note with no additional shares issued. In March 2018, we were advanced an additional $60,010 under the Note with 600,000 additional shares to be issued. As of March 31, 2018, we had not issued the shares and has recorded a common stock payable and a debt discount of $55,500 (based on our stock price on the date of grant). The debt discount is accreted to interest expense over the term of the note.

The note payable balance net of debt discount of $108,000 at March 31, 2018 was $82,205 with an availability of approximately $880,000 on the Note.

The Agreement and Note are being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. We are still accounting for the interest in accordance with GAAP.

We borrow funds from third parties from time to time for working capital purposes with an upfront fee of approximately $400, paying no interest, and with no length of repayment. For the year ended December 31, 2017, we had borrowings of $14,000 and repayments of $11,775 for a balance of $2,396 at March 31, 2018. Repayments are based on 30% of amounts processed through PayPal until the balance is paid.

During the three months ended March 31, 2018, we received no advances from our CEO/director, incurred business expenses that were paid by the CEO/director of $384,946 (comprised of operating expenses of $382,746, and inventory purchases totaling $2,200) and had repayments of $343,625. We have a balance owed to the related party of $762,756 and $721,434 at March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018, we incurred $45,000 of compensation related to the CEO/director’s employment agreement and $20,000 of deferred compensation related to the Secretary’s employment agreement. As of March 31, 2018 and December 31, 2017, accrued compensation-related party was $1,056,000 and $1,036,000, respectively.

Contingent Payments

On December 1, 2016, we acquired substantially all of the operating assets of CCI. As part of the purchase price of the operating assets of CCI, there is a cash payment of $500,000 contingent upon a future offering and earn out payments for all sales of CCI and RGNP products sold via CCI sales channels for the 2017, 2018, 2019 and 2020 calendar years. The estimated fair value of the contingent payments totaled $424,511 and was recognized as a liability in the accompanying condensed consolidated balance sheets as of December 31, 2016. During the three months ended March 31, 2018, ASK Gold and CCI each earned $918 of earn out payments for a total of $84,904. In addition, the Company paid $95,020 in reimbursement expenses (“Reimbursement Expenses”) that were the responsibility of CCI and will be applied against current and future earn out payments to CCI. The Company applied $41,534 of earn out payments owed to CCI against the Reimbursement Expenses for a net balance of $52,568 owed by CCI to the Company as of March 31, 2018 that is recorded in estimated fair value of contingent payments, net in the accompanying condensed consolidated balance sheets. As March 31, 2018, estimated fair value of contingent payments, net was $287,039.

Employment Agreements

We previously had a consulting agreement with our CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either us or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If we terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $45,000 and $45,000 for the three months ended March 31, 2018 and 2017, respectively. Deferred compensation totaling $709,000 as of March 31, 2018, is included in Accrued Compensation in the accompanying condensed consolidated Balance Sheet. Deferred compensation includes $495,000 related to the employment agreement and $214,000 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the CEO totaling approximately $3,608 and $3,600 for the three months ended March 31, 2018 and 2017, respectively. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

We previously had a consulting agreement with our secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If we terminate the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $20,000 and $20,000 for the three months ended March 31, 2018 and 2017, respectively. Deferred compensation totaling $347,000 as of March 31, 2018, is included in Accrued Compensation in the accompanying condensed consolidated Balance Sheet. Deferred compensation includes $233,333 related to the employment agreement and $113,667 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the Secretary totaling approximately $1,802 and $1,790 for the three months ended March 31, 2018 and 2017, respectively. Employee benefits include use of a car and car insurance.

Consulting Agreement

On October 10, 2017, we entered into a marketing agreement with a third party. The agreement expires October 9, 2018 (“Initial Term”), has a base compensation of $100,000, payable $12,500 quarterly, and provides for royalties at ten percent (10%) of the Net Revenues from the ION collection, as defined. If during the Initial Term, our net revenue from the sales of the ION collection exceed the $100,000 base compensation, then the agreement shall automatically be extended for two years. In conjunction with the agreement, we issued 1,000,000 restricted common shares to the consultant, valued at $180,000 (based on our stock price on the date of grant), an additional 500,000 restricted common shares shall be issued at the end of the Initial Term, and should the agreement be extended, we shall issue an additional 1,350,000 restricted common shares. In addition, we agreed to donate five percent (5%) of the Net Revenues from the ION collection to mutually agreeable disaster relief funds. We recorded marketing expense of $25,000 in the three months ended March 31, 2018, with no amounts outstanding as of March 31, 2018. We terminated this agreement in April 2018.

Recent Accounting Pronouncements

Refer to Note 3 in the accompanying notes to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2018, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e), using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO ”) (2013), as of the end of the period covered by this report. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the three months ended March 31, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We will continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January and February 2018, the Company entered into Securities Purchase Agreements with respect to the sale and issuance to Crossover Capital Fund II, LLC totaling (i) 833,332 shares of the Company’s Common Stock; (ii) 3,000,000 redeemable shares, (iii) $294,000 aggregate principal amount of a convertible promissory note and (iv) Common Stock Purchase Warrants to purchase up to an aggregate of 1,960,000 shares of the Company’s common stock for a net aggregate consideration of $250,000 cash.

In January 2018, we issued 2,395,650 restricted common shares in consideration for the modification of the existing short term convertible notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended March 31, 2018, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

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

REIGN CORPORATION

Date: May 15, 2018	By:	/s/ Joseph Segelman
Joseph Segelman
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)