Form 10-Q
period 2018-06-30
Reign Sapphire Corp
filed 2018-08-13
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes      ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☑Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes     ☑   No

As of August 14, 2018, we had 63,032,408 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

REIGN SAPPHIRE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash	$9,378	$9,592
Accounts receivable	3,013	9,730
Inventory	721,395	726,140
Prepaid expenses	6,250	15,086
Total current assets	740,036	760,548

Equipment, net	18,965	25,278
Intangible assets, net	691,923	803,306
Goodwill	481,947	481,947
Total assets	$1,932,871	$2,071,079

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$217,130	$194,023
Due to related party	904,304	721,434
Accrued compensation - related party	1,109,750	1,036,000
Deferred revenue	37,726	81,455
Common stock payable	—	79,625
Short term notes payable, less unamortized debt issuance costs of $81,250 and $70,000 at June 30, 2018 and December 31, 2017, respectively	91,439	19,051
Convertible notes payable, less unamortized debt discount of $100,548 and $224,904 at June 30, 2018 and December 31, 2016, respectively	1,630,956	1,212,600
Derivative liabilities	31,875	470,839
Estimated fair value of contingent payments, net	283,191	287,957
Other current liabilities	90,187	61,969
Total current liabilities	4,396,558	4,164,953
Total liabilities	4,396,558	4,164,953

Commitments and contingencies

Shareholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 1 and 1 share issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized; 62,822,408 and 53,276,676 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	6,283	5,328
Additional paid-in-capital	8,957,724	8,281,793
Accumulated deficit	(11,427,694)	(10,380,995)
Total shareholders’ deficit	(2,463,687)	(2,093,874)
Total liabilities and shareholders’ deficit	$1,932,871	$2,071,079

See accompanying notes to condensed consolidated financial statements

REIGN SAPPHIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017

Net revenues	$450,180	$704,522	$176,930	$432,534

Cost of Sales	153,581	274,204	71,002	185,270

Gross Profit	296,599	430,318	105,928	247,264

Operating expenses:
Advertising and marketing expenses	298,999	223,295	123,855	141,153
Stock based compensation - related party	79,923	407,651	58,392	361,660
General and administrative	721,836	755,807	312,426	359,778
Total operating expenses	1,100,758	1,386,753	494,673	862,591
Loss from operations	(804,159)	(956,435)	(388,745)	(615,327)

Other (income) expense:
Change in fair value of warrant liabilities	—	(139,612)	—	(185,374)
Change in fair value of derivative liabilities	(498,963)	(247,515)	(192,945)	(282,317)
Extinguishment of debt	548,425	691,371	—	691,371
Interest expense	193,078	317,639	111,478	128,478
Total other expense (income), net	242,540	621,883	(81,467)	352,158

Loss before income taxes	(1,046,699)	(1,578,318)	(307,278)	(967,485)
Income taxes	—	—	—	—

Net loss	$(1,046,699)	$(1,578,318)	$(307,278)	$(967,485)

Net loss per share, basic and diluted	$(0.02)	$(0.04)	$(0.00)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	59,804,090	44,020,039	61,873,688	44,331,733

See accompanying notes to condensed consolidated financial statements

REIGN SAPPHIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Cash flows from operating activities:
Net loss	$(1,046,699)	$(1,578,318)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation issued to employees	7,742	5,160
Stock based compensation - related party	—	45,391
Preferred share issued to CEO - related party	—	270,000
Depreciation expense	6,313	6,821
Amortization expense	116,885	106,986
Accretion of debt discount	186,168	315,972
Change in derivative liabilities	(498,963)	(247,515)
Change in warrant liabilities	—	(139,612)
Loss on extinguishment of debt	548,425	691,371
Amortization of stock issued for future services	7,500	—
Estimated fair market value of stock issued for services	101,431	118,350
Changes in operating assets and liabilities:
Accounts receivable	6,717	(63,002)
Inventory	4,745	1,863
Prepaid expenses	1,336	1,667
Accounts payable	23,107	184,617
Due to related party	182,870	96,958
Accrued compensation - related party	73,750	130,000
Deferred revenue	(43,729)	(29,208)
Estimated fair value of contingent payments, net	(4,766)	(114,632)
Other current liabilities	(1,182)	13,989
Net cash used in operating activities	(328,350)	(183,142)

Cash flows from investing activities:
Acquisition of intangible assets	(5,502)	(55,875)
Purchases of computer equipment	—	(940)
Net cash used in investing activities	(5,502)	(56,815)

Cash flows from financing activities:
Proceeds from short-term convertible notes, net of debt issuance costs	250,000	—
Proceeds from short-term notes, net of debt issuance costs	148,520	122,505
Repayments of short term notes	(64,882)	—
Net cash provided by financing activities	333,638	122,505

Net decrease in cash	(214)	(117,452)

Cash at beginning of period	9,592	149,607
Cash at end of period	$9,378	$32,155

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued for payment of accounts payable	$—	$14,985
Common stock and warrants issued in conjunction with convertible notes payable	$169,066	$—
Common stock issued to third party in conjunction with debt issuance	$55,500	$105,000
Warrants issued to third party in conjunction with convertible notes payable	$36,739	$—
Debt issuance costs in conjunction with convertible notes payable	$44,000	$—
Deferred interest payable issued in conjunction with convertible notes payable	$29,400	$—
Reclassification of common stock payable to equity for shares issued	$156,656	$—

See accompanying notes to condensed consolidated financial statements

REIGN SAPPHIRE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

On December 1, 2016, substantially all of the operating assets of Coordinates Collection, Inc. (“CCI” or “Coordinates Collection”) was acquired by Reign Sapphire Corporation (“RGNP“ or the “Company”) (see “Acquisition of Assets Related to the Coordinates Collection Business”). RGNP is a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company. As part of the Acquisition, we created a wholly owned subsidiary, Reign Brands, Inc. (“Reign Brands”), which is a Delaware corporation, and shall act as the operating entity for the acquired CCI assets. The acquisition method of accounting was used to record assets acquired and liabilities assumed by the Company. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying consolidated financial statements of CCI and the Company are not comparable in all material respects since those consolidated financial statements report financial position, results of operations, and cash flows of these two separate entities. CCI’s fixed assets and identifiable intangible assets acquired were recorded based upon their estimated fair values as of the closing date of the Acquisition. The excess of purchase price over the value of the net assets acquired was recorded as goodwill.

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

NOTE 2 – BASIS OF PRESENTATION

The included (a) condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of June 30, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2017 and 2016 audited financial statements filed on Form 10-K on April 2, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed consolidated financial statements which substantially duplicate the disclosure contained in the financial statements as reported in the Annual Report on Form 10-K for the year ended December 31, 2017 as filed on April 2, 2018, have been omitted.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $11,428,000 and $10,381,000 at June 30, 2018 and December 31, 2017, respectively, had a working capital deficit of approximately $3,657,000 and $3,404,000 at June 30, 2018 and December 31, 2017, respectively, had a net loss of approximately $1,047,000 and $1,578,000 for the six months ended June 30, 2018 and 2017, respectively, and net cash used in operating activities of approximately $328,000 and $183,000 for the six months ended June 30, 2018 and 2017, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Total comprehensive income is defined as all changes in shareholders’ equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. There are no items other than net loss affecting comprehensive loss for the three and six months ended June 30, 2018 and 2017, respectively.

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

The results of transactions in foreign currency are remeasured into the functional currency at the average rate of exchange during the reporting period. The Company had no aggregate net foreign currency remeasurements included in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, respectively.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into the Company’s reporting currency of USD at the exchange rates prevailing at the balance sheet date. All translation adjustments resulting from the translation of the financial statements into the reporting currency at USD are dealt with as a separate component within shareholders’ equity. There were no translation adjustments for the three and six months ended June 30, 2018 and 2017.

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

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the three and six months ended June 30, 2018 and 2017, the Company recorded retail sales of $153,507 and $394,291 and $335,050 and $557,826, respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the three and six months ended June 30, 2018 and 2017, the Company recorded wholesale sales of $23,423 and $55,889 and $97,484 and $146,696, respectively.

Revenue is recognized from retail and wholesale sales when the product is shipped to the customer, provided that collection of the resulting receivable is reasonably assured. Credit is granted for wholesale sales generally for terms of 7 to 90 days, based on credit evaluations. No allowance has been provided for uncollectible accounts. Management has evaluated the receivables and believes they are collectable based on the nature of the receivables, historical experience of credit losses, and all other currently available evidence. Discounts are recorded as a reduction of the transaction price. Revenue excludes any amounts collected on behalf of third parties, including sales taxes.

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

Deferred revenue

Deferred revenue consists of customer orders paid in advance of the delivery of the order. Deferred revenue is classified as short-term as the typical order ships within approximately three weeks of placing the order. Deferred revenue is recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met. Deferred revenue as of December 31, 2017 was $81,455, which was recognized as revenue during the six months ended June 30, 2018, including adjustments related to the new revenue recognition guidance. Deferred revenue totaling $37,726 and $81,455 as of June 30, 2018 and December 31, 2017, respectively, is included in current liabilities in the accompanying condensed consolidated Balance Sheets.

Inventories

Reign Sapphires

Inventories are stated at the lower of cost or market on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of June 30, 2018 and December 31, 2017, the Company carried primarily loose sapphire jewels and loose sapphire jewels held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers during the six months ended June 30, 2018. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time and are not subject to fashion trends. The estimated fair value per management’s internal assessment is greater than the cost, therefore, there is no indicator of impairment as of June 30, 2018.

CCI, Le Bloc and ION Collection

CCI, Le Bloc and ION Collection products are outsourced to a third party for manufacture, made to order, and, when completed, are shipped to the customer. The inventory for CCI, Le Bloc and ION Collection are considered immaterial as of June 30, 2018 and December 31, 2017.

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

Impairment of Long-lived Assets and Goodwill

We evaluate goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount. The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. There are no impairments as of June 30, 2018 and December 31, 2017.

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There are no impairments as of June 30, 2018 and December 31, 2017.

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

Advertising and Marketing Expenses

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. Advertising and marketing expense was approximately $123,900 and $299,000, and $141,200 and $223,300, for the three and six months ended June 30, 2018 and 2017, respectively.

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2018 and December 31, 2017, the fair value of cash, accounts receivable, accounts payable and accrued expenses, notes payable, and convertible debt approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The embedded derivative liabilities are recognized at fair value on a recurring basis at June 30, 2018 and are Level 3 measurements. There have been no transfers between levels.

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

The total number of potential additional dilutive securities outstanding for the three and six months ended June 30, 2018 and 2017, was none since the Company had net losses and any additional potential common shares would have an anti-dilutive effect.

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

The Company has business activities in Australia and Asia, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between USD and the Australian currency AUD. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Aggregate net foreign currency transactions included in the condensed consolidated Statements of Operations was immaterial for the three and six months ended June 30, 2018 and 2017.

Interest rate risk

Financial assets and liabilities do not have material interest rate risk.

Credit risk

The Company is exposed to credit risk from its cash in bank and accounts receivable. The credit risk on cash in banks is limited because the counterparties are recognized financial institutions.

The Company had one customer that accounted for 10% of total revenues for the six months ended June 30, 2018 and no customers that accounted for 10% or more of total revenues for the three months ended June 30, 2018. The Company had one customer that accounted for 10%, comprising 13% and 15%, or more of total revenue for the three and six months ended June 30, 2017, respectively. The Company had two customers that accounted for 100% of accounts receivable at June 30, 2018 and no customers that accounted for 10% or more of total accounts receivable at December 31, 2017.

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

FASB ASU 2017-09 “Scope of Modification Accounting (Topic 718)” - In May 2017, the FASB issued 2017-09. The guidance clarifies the accounting for when the terms of a share-based award are modified. The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years, with early adoption permitted. This new guidance would only impact our condensed consolidated financial statements if, in the future, we modified the terms of any of our employee and non-employee share-based awards.

FASB ASU 2017-04 “Simplifying the Test for Goodwill Impairment (Topic 350)” – In January 2017, the FASB issued 2017-04. The guidance removes “Step Two” of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The ASU is effective for annual reporting periods beginning after December 15, 2019, and for interim periods within those years, with early adoption permitted. We do not expect this ASU to have a significant impact on our condensed consolidated financial statements and related disclosures unless we experience an impairment on goodwill.

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

NOTE 4 – INVENTORY

Inventories consisted of the following as of:

	June 30, 2018	December 31, 2017

Raw materials	$468,039	$474,983
Work-in-process	119,211	117,012
Samples	134,145	134,145
	$721,395	$726,140

NOTE 5 – Equipment

Equipment consisted of the following as of:

			December 31,
	Estimated Life	June 30, 2018	2017

Office equipment	5 years	$3,391	$3,391
Computer equipment	3 years	39,311	39,311
Accumulated depreciation		(23,737)	(17,424)
		$18,965	$25,278

Depreciation expense was $3,157 and $6,313, and $3,422 and $6,821 for the three and six months ended June 30, 2018 and 2017, respectively, and is classified in general and administrative expenses in the condensed consolidated Statements of Operations.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

			December 31,
	Estimated Life	June 30, 2018	2017

Trademarks	3.3 – 4.5 years	$260,000	$260,000
Website	3 years	118,755	113,253
Acquired tradename	10 years	365,000	365,000
Acquired proprietary design	5 years	80,000	80,000
Acquired developed technology - website	3 years	117,500	117,500
Acquired developed technology – Ipad application	3 years	117,500	117,500
Accumulated amortization		(366,832)	(249,947)
		$691,923	$803,306

		June 30,	December 31,
	Estimated Life	2018	2017

Goodwill	indefinite	$481,947	$481,947

Future amortization expense related to intangible assets are approximately as follows:

	Trademarks	Website	Acquired Intangibles	Total
2018 (remainder of fiscal year)	$32,593	$19,793	$65,417	$117,803
2019	62,907	38,919	124,306	226,132
2020	37,818	13,524	52,500	103,842
2021	12,606	916	51,167	64,689
2022	—	—	36,500	36,500
Thereafter	—	—	142,957	142,957
	$145,924	$73,152	$472,847	$691,923

Amortization expense was $58,443 and $116,885, and $55,054 and $106,986 for the three and six months ended June 30, 2018 and 2017, respectively, and is classified in general and administrative expenses in the condensed consolidated Statements of Operations.

NOTE 7 – DUE TO RELATED PARTY

During the six months ended June 30, 2018, the Company received no advances from its CEO/director, incurred business expenses that were paid by the CEO/director of $822,807 (comprised of operating expenses of $815,105, website development costs of $5,502, and inventory purchases totaling $2,200) and had repayments of $639,937. The Company has a balance owed to the related party of $904,304 and $721,434 at June 30, 2018 and December 31, 2017, respectively. During the six months ended June 30, 2018, the Company incurred $90,000 of compensation related to the CEO/director’s employment agreement and $40,000 of deferred compensation related to the Secretary’s employment agreement. As of June 30, 2018 and December 31, 2017, accrued compensation-related party was $1,109,750 and $1,036,000, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

The following represents a summary of the convertible debt terms at June 30, 2018:

	Amount of Notes	Debt Discount	Maturity Dates thru	Conversion Price	Number of Warrants	Exercise Price	Warrants Exercisable thru
January and February			10/3/2018 to
2018 Notes	$294,000	$(100,548)	11/16/2018	$0.08	1,960,000	$0.15	2/16/2023
November 2017 Notes	287,502	—	12/31/2018	$0.08	3,593,776	$0.15	11/10/2022
November 2016 Notes	287,502	—	12/31/2018	$0.08	3,593,776	$0.15	11/10/2022
December 2015 Notes	862,500	—	12/31/2018	$0.08	10,781,250	$0.15	11/10/2022
Total	$1,731,504	$(100,548)			19,928,802

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

If the Convertible Notes are prepaid on or prior to the maturity dates, all of the Redeemable Shares shall be returned to the treasury shares of the Company, without any payment by the Company for the Redeemable Shares. Further, if the Company prepays a portion of the Convertible Notes, but not the entire Convertible Notes, on or before the maturity dates, a pro rata portion of the Redeemable Shares shall be returned to the Company’s treasury in proportion to the prepayment amount as it relates to the entire Convertible Notes balance. On the 180th day, the conversion feature will be a derivative and recorded as interest expense.

The exercise price for the Warrants is $0.15, subject to adjustment, are exercisable for five years after the date of the Warrants and are exercisable in whole or in part, as either a cash exercise or as a “cashless” exercise.

Purchaser Conversion

The January and February 2018 Convertible Notes purchaser has the right at any time after 180 days after the issue date until the outstanding balance of the Note has been paid in full, to convert the outstanding principal balance and accrued interest into shares of common stock of the Company divided by the January and February 2018 Convertible Notes purchaser conversion price of $0.08, subject to potential future adjustments. If the total outstanding balance of the November 2017 Note were convertible as of June 30, 2018, the November 2017 Note would have been convertible into 3,675,000 shares of our common stock. No derivative liability has been recorded as of June 30, 2018, as conversion was contingent. On the 180th day, the conversion feature will be a derivative and recorded as interest expense. Subsequent to June 30, 2018, the 180 day period has expired and the Company is in the process of determining the fair value of the derivative.

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

Redeemable Shares

The January and February 2018 Convertible Notes provide for a total of 3,000,000 redeemable common shares, valued totaling $450,000 and $103,560 based on the fair value and the relative fair value of each issuance, respectively. The relative fair value of the redeemable shares was recorded as a debt discount to be accreted over the term of the convertible notes to interest expense in the accompanying condensed consolidated Statements of Operations. Although the contingency has not lapsed, the Company recorded the liability as it is remote that the notes will be repaid prior to maturity and the shares returned to the Company.

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

The Company recorded debt discount accretion of $80,822 and $141,918 and $0 and $0 to interest expense in the condensed consolidated Statements of Operations during the three and six months ended June 30, 2018 and 2017, respectively, and has $100,548 of unamortized debt discount remaining as of June 30, 2018.

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

As of June 30, 2018, the Optional Redemption was recorded as a derivative liability on the condensed consolidated Balance Sheets using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $6,375 and was re-measured at fair value to be $6,375 at June 30, 2018. During the three and six months ended June 30, 2018 and 2017, the Company recorded $0 and $0, and $0 and $0, respectively, on Optional Redemption valuation.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

June 30, 2018

Expected dividend yield	0.00%
Expected stock-price volatility	47.5%
Risk-free interest rate	2.11%
Expected term of options (years)	0.5
Stock price	$0.019
Conversion price	$0.08

Purchaser Conversion

The November 2017 Purchaser has the right at any time after the November 2017 Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“November 2017 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “November 2017 Conversion Amount”) divided by the November 2017 Purchaser Conversion Price of $0.08, subject to potential future adjustments described below. If the total outstanding balance of the November 2017 Note were convertible as of June 30, 2018, the November 2017 Note would have been convertible into 3,593,776 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet at its fair value of $165,000 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. At June 30, 2018, the embedded derivative was re-measured at fair value that was determined to be $0. During the three and six months ended June 30, 2018 and 2017, the Company recorded a gain of $23,000 and $75,000 and $0 and $0, respectively, on embedded derivative re-valuation.

On November 16, 2017, the November 2017 Notes were modified in accordance with ASC 470-50-40 and ASC 815 and the Company re-measured the embedded derivative at fair value, which was determined to be $155,000 and recorded a modification of derivative liability charge of $5,000.

On January 25, 2018, the November 2017 Notes, November 2016 Notes, and December 2015 Notes were again modified in accordance with ASC 470-50-40 and ASC 815 in which the Company issued a total of 2,395,650 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date) in consideration of the maturity date of the outstanding November 2017, November 2016, and December 2015 convertible notes being extended to December 31, 2018. The Company re-measured the embedded derivative at fair value just prior to and subsequent to the modification and recorded an extinguishment of debt of $12,000 in the six months ended June 30, 2018. In addition, the value of the restricted common shares of $263,522 was recorded as an extinguishment of debt in the six months ended June 30, 2018.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

	June 30, 2018	December 31, 2017

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	47.5%
Risk-free interest rate	2.11%	1.53%
Expected term of options (years)	0.5	0.5
Stock price	$0.019	$0.12
Conversion price	$0.08	$0.08

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

On January 25, 2018, the November 2017 Notes were modified in accordance with ASC 470-50-40 and ASC 815. As a result, the Company recorded the elimination of debt discount of $224,904 to extinguishment of debt in the condensed consolidated Statements of Operations during the six months ended June 30, 2018 with a debt discount of $0 as of June 30, 2018.

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

As of June 30, 2018, the Optional Redemption was recorded as a derivative liability on the condensed consolidated Balance Sheets using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $35,015 and was re-measured at fair value to be $6,375 at June 30, 2018. During the three and six months ended June 30, 2018 and 2017, the Company recorded a gain of $21,080 and $32,585 and $14,904 and $14,904, respectively, on Optional Redemption valuation in the change in fair value of derivative liabilities in the accompanying condensed consolidated Statements of Operations.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

	June 30, 2018	December 31, 2017

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	47.5%
Risk-free interest rate	2.11%	1.53%
Expected term of options (years)	0.50	0.5
Stock price	$0.019	$0.12
Conversion price	$0.08	$0.08

Purchaser Conversion

The November 2016 Purchaser has the right at any time after the November 2016 Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“November 2016 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “November 2016 Conversion Amount”) divided by the November 2016 Purchaser Conversion Price of $0.08, as amended on May 30, 2017, subject to potential future adjustments described below. If the total outstanding balance of the November 2016 Note were convertible as of June 30, 2018, the November 2016 Note would have been convertible into 3,593,775 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet at its fair value of $32,016 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. At June 30, 2018, the embedded derivative was re-measured at fair value that was determined to be $0. During the three and six months ended June 30, 2018 and 2017, the Company recorded a gain of $23,000 and $75,000 and $57,327 and $54,712, respectively, on embedded derivative re-valuation.

On January 25, 2018, the November 2017 Notes, November 2016 Notes, and December 2015 Notes were again modified in accordance with ASC 470-50-40 and ASC 815 in which the Company issued a total of 2,395,650 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date) in consideration of the maturity date of the outstanding November 2017, November 2016, and December 2015 convertible notes being extended to December 31, 2018. The Company re-measured the embedded derivative at fair value just prior to and subsequent to the modification and recorded an extinguishment of debt of $12,000 in the three and six months ended June 30, 2018. In addition, the value of the restricted common shares of $263,522 was recorded as an extinguishment of debt in the six months ended June 30, 2018.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

	June 30, 2018	December 31, 2017

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	47.5%
Risk-free interest rate	2.11%	1.53%
Expected term of options (years)	0.50	0.5
Stock price	$0.019	$0.12
Conversion price	$0.08	$0.08

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

The Company recorded debt discount accretion of $0 and $46,677, and $31,636 and $78,312 to interest expense in the condensed consolidated Statements of Operations during the three and six months ended June 30, 2018 and 2017, respectively, and has an unamortized debt discount of $0 as of June 30, 2018.

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

As of December 31, 2016, the Optional Redemption was recorded as a derivative liability on the condensed consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $199,150 and was re-measured at fair value to be $19,125 at June 30, 2018. During the three and six months ended June 30, 2018 and 2017, the Company recorded a gain of $63,240 and $97,755, and $52,524 and $27,344, respectively, on Optional Redemption valuation in the change in fair value of derivative liabilities in the accompanying condensed consolidated Statements of Operations.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

	June 30, 2018	December 31, 2017

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	47.5%
Risk-free interest rate	2.11%	1.53%
Expected term of options (years)	0.5	0.5
Stock price	$0.019	$0.12
Conversion price	$0.08	$0.08

December 2015 Purchaser Conversion

The December 2015 Purchaser has the right at any time after the December 2015 Original Issue Date until the outstanding balance of the December 2015 Note has been paid in full, to convert all or any part of the outstanding balance into shares (“December 2015 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “December 2015 Conversion Amount”) divided by the December 2015 Purchaser Conversion Price of $0.08, as amended on May 30, 2017, subject to potential future adjustments described below. If the total outstanding balance of the Note were convertible as of June 30, 2018, the December 2015 Note would have been convertible into 10,781,250 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The original fair value of the derivative was $88,983 and at June 30, 2018, the embedded derivative was re-measured at fair value that was determined to be $0. During the three and six months ended June 30, 2018 and 2017, the Company recorded a gain of $69,000 and $224,998, and $192,577 and $185,570, respectively, on embedded derivative re-valuation.

On January 25, 2018, the November 2017 Notes, November 2016 Notes, and December 2015 Notes were again modified in accordance with ASC 470-50-40 and ASC 815 in which the Company issued a total of 2,395,650 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date) in consideration of the maturity date of the outstanding November 2017, November 2016, and December 2015 convertible notes being extended to December 31, 2018. The Company re-measured the embedded derivative at fair value just prior to and subsequent to the modification and recorded an extinguishment of debt of $35,999 in the six months ended June 30, 2018. In addition, the value of the restricted common shares of $263,522 was recorded as an extinguishment of debt in the six months ended June 30, 2018.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

	June 30, 2018	December 31, 2017

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	47.5%
Risk-free interest rate	2.11%	1.53%
Expected term of options (years)	0.5	0.5
Stock price	$0.019	$0.12
Conversion price	$0.08	$0.08

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

The Company recorded debt discount accretion of $0 and $0, and $96,008 and $237,660 to interest expense in the condensed consolidated Statements of Operations during the three and six months ended June 30, 2018 and 2017, respectively, and has no unamortized debt discount remaining as of June 30, 2018.

Changes in the derivative liabilities were as follows:

Derivative liabilities:
December 31, 2017	$470,839
Change due to extinguishment of debt	59,999
Valuation of November 2017 Optional Redemption shares	6,375
Decrease in fair value	(505,338)
June 30, 2018	$31,875

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

In January 2018, the Company was advanced an additional $60,010 under the Note with no additional shares issued. In March 2018, the Company was advanced an additional $60,010 under the Note with 600,000 additional shares to be issued. As of March 31, 2018, the Company had not issued the shares and recorded a common stock payable and a debt discount of $55,500 (based on our stock price on the date of grant). The shares were issued in April 2018 and the shares were reclassed from common stock payable to equity. The debt discount is accreted to interest expense over the term of the note.

The note payable balance net of debt discount of $81,250 at June 30, 2018 was $84,361 with an availability of approximately $880,000 on the Note.

The Agreement and Note are being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. The Company is still accounting for the interest in accordance with GAAP.

The Company borrows funds from third parties from time to time for working capital purposes with an upfront fee of approximately $400, paying no interest, and with no length of repayment. For the six months ended June 30, 2018, the Company had borrowings of $28,500 and repayments of $21,593 for a balance of $7,078 at June 30, 2018. Repayments are based on 30% of amounts processed through PayPal until the balance is paid.

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

On June 30, 2017, the Company entered into an Agreement and Note by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. In March 2018, as additional consideration for the note, the investors received 600,000 shares of restricted common stock, in aggregate, valued at $55,500 (based on our stock price on the date of grant) (see Note 9). As of June 30, 2018, the Company had not issued the shares and has recorded a common stock payable.

During the six months ended June 30, 2018, the Company issued 2,050,000 restricted common shares for services rendered of $79,900 (based on our stock price on the measurement date).

On July 14, 2017, the Company entered into a contract with a third party for consulting services. The consulting agreement provides for the consultant to receive 487,500 shares for entering into the agreement that were valued at $34,125 (based on our stock price on the date of grant) and 162,500 restricted common shares each month beginning month four through month twelve. Through January 26, 2018, the consultant vested in 568,750 shares (162,500 shares vested in 2018), valued at $101,156 (based on our stock price on the date of each grant). As of March 31, 2018, the Company had not issued the shares and recorded a common stock payable of $101,156. The shares were issued in April 2018 and the shares were reclassed from common stock payable to equity. The contract was terminated at January 26, 2018.

NOTE 11 – STOCK BASED COMPENSATION

2015 Equity Incentive Plan

As of June 30, 2018, the board of directors and shareholders of the Company previously authorized the adoption and implementation of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company’s shareholders. Under the 2015 Plan, an aggregate of 20,000,000 shares of the Company’s common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. The exercise price for each option may not be less than fair market value of the common stock on the date of grant, and shall vest as determined by the Company’s board of directors but shall not exceed a ten-year period.

During the six months ended June 30, 2018, the Company issued a total of 98,000 restricted common shares to its employees, valued at $7,742 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

As of June 30, 2018, the Company issued a total of 100,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $3,750 and $7,500 under general and administrative expenses in the accompanying condensed consolidated Statements of Operations for the three and six months ended June 30, 2018 with $6,250 remaining to be amortized. As of June 30, 2018, the Advisors had vested in 58,333 shares with 41,667 shares to vest over the remaining vesting period.

As of June 30, 2018, the Company previously granted to its CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The Black-Scholes option-pricing model used the following weighted average assumptions as of December 31, 2016: (i) no dividend yield for each year, (ii) volatility of 35.6 percent, (iii) risk-free interest rate of 1.87 percent, (iv) stock price of $0.25, (v) exercise price of $0.005, and (vi) expected life of 6.0 years. The options will vest 50% on the first anniversary of the grant date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the grant date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by the Company from the grant date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of the Company’s common stock subject to the option shall fully vest if the Company shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by the Company pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the grant date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. The Company recognized expense of $0 and $0, and $4,560 and $45,391 for the three and six months ended June 30, 2018 and 2017, respectively, within stock based compensation – related party in the accompanying condensed consolidated Statements of Operations with no amounts remaining to be recognized.

The following represents a summary of the Options outstanding at June 30, 2018 and changes during the period then ended:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value *
Outstanding at December 1, 2017	10,000,000	$0.005	$1,100,000
Granted	—	—	—
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at December 31, 2017	10,000,000	$0.005	$1,200,000
Granted	—	—	—
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at June 30, 2018	10,000,000	$0.005	$185,000
Exercisable at June 30, 2018	10,000,000	$—	$—
Expected to be vested	10,000,000	$0.005	$—

* Based on the Company’s stock price on June 30, 2018, December 31, 2017, and December 1, 2017, respectively.

NOTE 12 – Related Party Transactions

Other than as set forth below, and as disclosed in Notes 7, 8, 9, 10 and 11, the Company has not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest.

Employment Agreements

The Company previously had a consulting agreement with its CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If the Company terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $45,000 and $90,000, and $45,000 $90,000 for the three and six months ended June 30, 2018 and 2017, respectively. Deferred compensation totaling $742,750 as of June 30, 2018, is included in Accrued Compensation in the accompanying condensed consolidated Balance Sheet. Deferred compensation includes $528,750 related to the employment agreement and $214,000 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the CEO totaling approximately $1,300 and $4,900, and $4,200 and $8,400 for the three and six months ended June 30, 2018 and 2017, respectively. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

The Company previously had a consulting agreement with its secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If the Company terminates the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $20,000 and $40,000, $20,000 and $40,000 for the three and six months ended June 30, 2018 and 2017, respectively. Deferred compensation totaling $367,000 as of June 30, 2018, is included in Accrued Compensation in the accompanying condensed consolidated Balance Sheets. Deferred compensation includes $253,333 related to the employment agreement and $113,667 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the Secretary totaling approximately $1,800 and $3,600, and $1,800 and $3,600 for the three and six months ended June 30, 2018 and 2017, respectively. Employee benefits include use of a car and car insurance.

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2016	2015

Net loss attributable to the common stockholders	$(1,046,699)	$(1,578,318)	$(307,278)	$(967,485)

Basic weighted average outstanding shares of common stock	59,804,090	44,020,039	61,873,688	44,331,733
Dilutive effect of options and warrants	—	—	—	—
Diluted weighted average common stock and common stock equivalents	59,804,090	44,020,039	61,873,688	44,331,733

Loss per share:
Basic and diluted	$(0.02)	$(0.04)	$(0.00)	$(0.02)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Contingent Payments

On December 1, 2016, we acquired substantially all of the operating assets of CCI. As part of the purchase price of the operating assets of CCI, there is a cash payment of $500,000 contingent upon a future offering and earn out payments for all sales of CCI and RGNP products sold via CCI sales channels for the 2017, 2018, 2019 and 2020 calendar years. The estimated fair value of the contingent payments totaled $424,511 and was recognized as a liability in the accompanying condensed consolidated balance sheets as of December 31, 2016. During the three and six months ended June 30, 2018, ASK Gold and CCI each earned $3,848 and $4,766, respectively, of earn out payments for a total of $92,600. In addition, the Company paid $95,020 in reimbursement expenses (“Reimbursement Expenses”) that were the responsibility of CCI and will be applied against current and future earn out payments to CCI. The Company applied $46,300 of earn out payments owed to CCI against the Reimbursement Expenses for a net balance of $48,720 owed by CCI to the Company as of June 30, 2018 that is recorded in estimated fair value of contingent payments, net in the accompanying condensed consolidated balance sheets. As June 30, 2018, estimated fair value of contingent payments, net was $283,191.

Operating Leases

The Company has month-to month leases for its headquarters and its sales and marketing office. The total rent is approximately $1,955 per month.

The Company’s customer service and distribution facility is located at 1933 S. Broadway. Los Angeles, California. This facility is subleased on a month-to-month basis for $4,000 per month from a third party.

Rent expense was approximately $9,137 and $28,043, and $34,580 and $67,672 for the three and six months ended June 30, 2018 and 2017, respectively.

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

NOTE 15 – SUBSEQUENT EVENTS

In July 2018, the Company issued 110,000 restricted common shares for services rendered, valued at $2,629 (based on our stock price on the date of grant).

In July 2018, the Company issued a total of 100,000 restricted common shares, valued at $2,390 (based on our stock price on the date of grant), to an Advisor as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

There were no other events subsequent to June 30, 2018, and up to the date of this filing that would require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this filing. This discussion and other parts of this filing contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, intentions, and beliefs. Our actual results may differ materially from those discussed in these forward-looking statements as a result of various factors, including those referred to under “Risk Factors” (in the Annual Report on Form 10-K for the year ended December 31, 2017 as filed on April 2, 2018) and in other parts of this filing, and you should not place undue certain on these forward-looking statements, which apply only as of the date of this filing.

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

OVERVIEW:

Financial Presentation

On December 1, 2016, substantially all of the operating assets of Coordinates Collection, Inc. (“CCI”) was acquired by Reign Sapphire Corporation (“RGNP“ or the “Company”). RGNP is a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company. As part of the Acquisition, we created a wholly owned subsidiary, Reign Brands, Inc. (“Reign Brands”), which is a Delaware corporation, and shall act as the operating entity for the acquired CCI assets. The acquisition method of accounting was used to record assets acquired and liabilities assumed by. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying condensed consolidated financial statements of the Predecessor and are not comparable in all material respects since those condensed consolidated financial statements report financial position, results of operations, and cash flows of these two separate entities. CCI’s fixed assets and identifiable intangible assets acquired were recorded based upon their estimated fair values as of the closing date of the Acquisition. The excess of purchase price over the value of the net assets acquired was recorded as goodwill.

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

In January 2018, we were advanced an additional $60,010 under the Note with no additional shares issued. In March 2018, we were advanced an additional $60,010 under the Note with 600,000 additional shares to be issued. As of March 31, 2018, we had not issued the shares and recorded a common stock payable and a debt discount of $55,500 (based on our stock price on the date of grant). The shares were issued in April 2018 and the shares were reclassed from common stock payable to equity. The debt discount is accreted to interest expense over the term of the note.

The note payable balance net of debt discount of $81,250 at June 30, 2018 was $84,361 with an availability of $880,000 on the Note.

The Agreement and Note are being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. We are still accounting for the interest in accordance with GAAP.

Stock Transactions

Common Stock

In July 2018, the Company issued 110,000 restricted common shares for services rendered.

In July 2018, the Company issued a total of 100,000 restricted common shares to an Advisor as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

During the six months ended June 30, 2018, the Company issued 2,050,000 restricted common shares for services rendered of $79,900 (based on our stock price on the measurement date).

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

On June 30, 2017, the Company entered into an Agreement and Note by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. In March 2018, as additional consideration for the loan, the investors received 600,000 shares of restricted common stock. As of June 30, 2018, we had not issued the shares and has recorded a common stock payable and a debt discount of $55,500 (based on our stock price on the date of grant). The debt discount is accreted to interest expense over the term of the note.

On July 14, 2017, the Company entered into a contract with a third party for consulting services. The consulting agreement provides for the consultant to receive 487,500 shares for entering into the agreement that were valued at $34,125 (based on our stock price on the date of grant) and 162,500 restricted common shares each month beginning month four through month twelve. Through June 30, 2018, the consultant vested in 568,750 shares, valued at $101,156 (based on our stock price on the date of each grant). As of March 31, 2018, the Company had not issued the shares and recorded a common stock payable of $101,156. The shares were issued in April 2018 and the shares were reclassed from common stock payable to equity. The contract was terminated at January 26, 2018.

Stock Based Compensation

In April 2018, the Company issued a total of 98,000 restricted common shares to its employees, valued at $7,742 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

As of June 30, 2018, the Company previously issued a total of 100,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $3,750 and $7,500 under general and administrative expenses in the accompanying condensed consolidated Statements of Operations for the three and six months ended June 30, 2018, respectively, with $6,250 remaining to be amortized. As of June 30, 2018, the Advisors had vested in 58,333 shares with 41,667 shares to vest over the remaining vesting period.

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

Subsequent to the acquisition of CCI’s assets, we have four niche brands: Reign Sapphires: ethically produced, source-to-consumer sapphire jewelry targeting millennials, Coordinates Collection: custom jewelry, inscribed with location coordinates commemorating life’s special moments, Le Bloc: classic customized jewelry and athleisure jewelry brand ION Collection .

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

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the three and six months ended June 30, 2018 and 2017, the Company recorded retail sales of $153,507 and $394,291 and $335,050 and $557,826, respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the three and six months ended June 30, 2018 and 2017, the Company recorded wholesale sales of $23,423 and $55,889 and $97,484 and $146,696, respectively.

Revenue is recognized from retail and wholesale sales when the product is shipped to the customer, provided that collection of the resulting receivable is reasonably assured. Credit is granted for wholesale sales generally for terms of 7 to 90 days, based on credit evaluations. No allowance has been provided for uncollectible accounts. Management has evaluated the receivables and believes they are collectable based on the nature of the receivables, historical experience of credit losses, and all other currently available evidence. Discounts are recorded as a reduction of the transaction price. Revenue excludes any amounts collected on behalf of third parties, including sales taxes.

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

Results of Operations

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

The following discussion represents a comparison of our results of operations for the period ended June 30, 2018, which includes the results of operations for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017

Net revenues	$176,930	$432,534
Cost of sales	71,002	185,270
Gross Profit	105,928	247,264
Operating expenses	494,673	862,591
Other (income) expense	81,467	352,158
Net loss from continuing operation	$(307,278)	$(967,485)

Net Revenues

Net revenues decreased by $255,604, or 59.1%, to $176,930 for the three months ended June 30, 2018 from $432,534 for the three months ended June 30, 2017. The decrease in revenue is primarily the result of a decrease in retail revenue of $181,543, or 54.2%, to $153,507 for the three months ended June 30, 2018 from $335,050 for the three months ended June 30, 2017 and a reduction in wholesale revenue of $74,061, or 76.0%, to $23,423 for the three months ended June 30, 2018 from $97,484 for the three months ended June 30, 2017 primarily due to reduced customer purchases of our products, due primarily to the Company’s reduction in marketing costs, and increased purchase discounts as we continue to focus on retail markets.

Cost of Sales

Cost of sales decreased by $114,268, or 61.7%, to $71,002 for the three months ended June 30, 2018 from $185,270 for the three months ended June 30, 2017. The decrease in cost of sales was primarily due to the decrease in revenue, offset partially by the reduced cost of product. As a percentage of revenue, cost of sales was 40.1% and 42.8% resulting in a gross margin of 59.9% and 57.2% for the three months ended June 30, 2018 and for the three months ended June 30, 2017, respectively, primarily due to reduced cost of product.

Operating expenses

Operating expenses decreased by $367,918, or 42.7%, to $494,673 for the three months ended June 30, 2018 from $862,591 for the three months ended June 30, 2017 primarily due to decreases in marketing costs of $17,298, stock based compensation of $303,268, investor relations costs of $14,748, compensation costs of $19,022, rent of $25,443, and consulting costs of $312, offset primarily by increases in travel expenses of $5,946, professional fees of $2,736, depreciation and amortization costs of $3,124, and general and administration costs of $2,251, as a result of reorganizing our administrative infrastructure, primarily marketing costs, and refocusing our marketing initiatives to generate anticipated sales growth.

For the three months ended June 30, 2018, we had marketing expenses of $123,855, stock based compensation of $58,392, and general and administrative expenses of $312,426 due to compensation costs of $149,021, travel expenses of $14,373, rent of $9,137, professional fees of $34,828, consulting fees of $5,515, depreciation and amortization costs of $61,600, investor relations costs of $11,196, and general and administration costs of $26,756 as a result of reorganizing our administrative infrastructure, primarily professional fees, and refocusing our marketing initiatives to generate sales growth.

For the three months ended June 30, 2017, we had marketing expenses of $141,153, stock based compensation of $361,660, and general and administrative expenses of $359,778 due to compensation costs of $168,043, consulting costs of $5,827, travel expenses of $8,427, rent of $34,580, professional fees of $32,092, depreciation and amortization costs of $58,476, investor relations costs of $25,944, and general and administration costs of $26,389 as a result of reorganizing our administrative infrastructure, primarily professional fees, due to the decrease in revenues and refocusing our marketing initiatives to generate sales growth.

Other Expense (Income)

Other income for the three months ended June 30, 2018 totaled $81,467 primarily due to the change in fair value of derivative liabilities of $192,945, offset primarily by interest expense of $111,478 in conjunction with debt discount, compared to other expense of $352,158 for the three months ended June 30, 2017 primarily due to interest expense of $128,478 in conjunction with debt discount, gain due to the change in fair value of warrant liabilities of $185,374, gain due to the change in fair value of derivative liabilities of $282,317, and extinguishment loss of $691,371.

Net loss before income taxes

Net loss before income taxes for the three months ended June 30, 2018 totaled $307,278 primarily due to revenue of $176,930 and (increases/decreases) in compensation costs, consulting services costs, rent, professional fees, marketing costs, and general and administration costs compared to a loss of $967,485 for the three months ended June 30, 2017 primarily due to revenue of $432,534 and (increases/decreases) in compensation costs, consulting services costs, rent, professional fees, marketing costs, and general and administration costs.

Assets and Liabilities

Assets were $1,932,871 as of June 30, 2018. Assets consisted primarily of cash of $9,378, accounts receivable of $3,013, inventory of $721,395 which includes samples inventory of $134,145, prepaid expenses of $6,250, equipment of $18,965, intangible assets of $691,923, and goodwill of $481,947. Liabilities were $4,396,558 as of June 30, 2018. Liabilities consisted primarily of accrued compensation-related party of $1,109,750, due to related party of $904,304, accounts payable of $217,130, deferred revenue of $37,726, estimated fair value of contingent payments of $283,191, other current liabilities of $90,187, derivative liabilities of $31,875, short term notes of $91,439 (less unamortized discount of $81,250), and convertible notes of $1,630,956 (less unamortized discount of $100,548).

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

The following discussion represents a comparison of our results of operations for the period ended June 30, 2018, which includes the results of operations for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Net revenues	$450,180	$704,522
Cost of sales	153,581	274,204
Gross Profit	296,599	430,318
Operating expenses	1,100,758	1,386,753
Other expense	242,540	621,883
Net loss from continuing operation	$(1,046,699)	$(1,578,318)

Net Revenues

Net revenues decreased by $254,342, or 36.1%, to $450,180 for the six months ended June 30, 2018 from $704,522 for the six months ended June 30, 2017. The decrease in revenue is primarily the result of a decrease in retail revenue of $163,535, or 29.3%, to $394,291 for the six months ended June 30, 2018 from $557,826 for the six months ended June 30, 2017 and a reduction in wholesale revenue of $90,807, or 61.9%, to $55,889 for the six months ended June 30, 2018 from $146,696 for the six months ended June 30, 2017 primarily due to reduced customer purchases of our products, due primarily to the Company’s reduction in marketing costs, and increased purchase discounts as we continue to focus on retail markets.

Cost of Sales

Cost of sales decreased by $120,623, or 44.0%, to $153,581 for the six months ended June 30, 2018 from $274,204 for the six months ended June 30, 2017. The decrease in cost of sales was primarily due to the decrease in revenue, offset partially by the reduced cost of product. As a percentage of revenue, cost of sales was 34.1% and 38.9% resulting in a gross margin of 65.9% and 61.1% for the six months ended June 30, 2018 and for the six months ended June 30, 2017, respectively, primarily due to reduced cost of product.

Operating expenses

Operating expenses decreased by $285,995, or 20.6%, to $1,100,758 for the six months ended June 30, 2018 from $1,386,753 for the six months ended June 30, 2017 primarily due to decreases in stock based compensation of $327,728, consulting fees of $16,415, rent of $39,629, and compensation costs of $48,022, offset primarily by increases in marketing costs of $75,704, investor relations costs of $33,836, professional fees of $13,635, travel expenses of $4,094, depreciation and amortization costs of $9,391, and general and administration costs of $9,139, as a result of reorganizing our administrative infrastructure, primarily marketing costs, and refocusing our marketing initiatives to generate anticipated sales growth.

For the six months ended June 30, 2018, we had marketing expenses of $298,999, stock based compensation of $79,923, and general and administrative expenses of $721,836 due to compensation costs of $318,371, travel expenses of $28,842, rent of $28,043, professional fees of $66,257, consulting fees of $26,170, depreciation and amortization costs of $123,198, investor relations costs of $78,735, and general and administration costs of $52,220 as a result of reorganizing our administrative infrastructure, primarily professional fees, and refocusing our marketing initiatives to generate sales growth.

For the six months ended June 30, 2017, we had marketing expenses of $223,295, stock based compensation of $407,651, and general and administrative expenses of $755,807 due to compensation costs of $366,393, consulting costs of $42,585, travel expenses of $24,748, rent of $67,672, professional fees of $52,622, depreciation and amortization costs of $113,807, investor relations costs of $44,899, and general and administration costs of $43,081 as a result of reorganizing our administrative infrastructure, primarily professional fees, due to the decrease in revenues and refocusing our marketing initiatives to generate sales growth.

Other Expense

Other expense for the six months ended June 30, 2018 totaled $242,540 primarily due to interest expense of $193,078 in conjunction with debt discount, and the extinguishment of debt of $548,425, offset primarily by the change in fair value of derivative liabilities of $498,963, compared to other expense of $621,883 for the six months ended June 30, 2017 primarily due to interest expense of $317,639 in conjunction with debt discount, gain due to the change in fair value of warrant liabilities of $139,612, gain due to the change in fair value of derivative liabilities of $247,515, and extinguishment loss of $691,371.

Net loss before income taxes

Net loss before income taxes for the six months ended June 30, 2018 totaled $1,046,699 primarily due to revenue of $450,180 and (increases/decreases) in compensation costs, consulting services costs, rent, professional fees, marketing costs, and general and administration costs compared to a loss of $1,578,318 for the six months ended June 30, 2017 primarily due to revenue of $704,522 and (increases/decreases) in compensation costs, consulting services costs, rent, professional fees, marketing costs, and general and administration costs.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $214 in the six months ended June 30, 2018 resulting from cash used in operating activities of $328,350, cash used in investing activities of $5,502, and cash provided by financing activities of $333,638.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Net cash provided by (used in):
Operating activities	$(328,350)	$(183,142)
Investing activities	(5,502)	(56,815)
Financing activities	333,638	122,505
	$(214)	$(117,452)

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Cash Flows from Operating Activities – For the six months ended June 30, 2018, net cash used in operating activities was $328,350. Net cash used in operations was primarily due to a net loss of $(1,046,699), and the changes in operating assets and liabilities of $242,848, primarily due to a net decrease in accounts receivable of $6,717, accrued compensation – related party of $73,750, due to related party of $182,870, inventory of $4,745, prepaid expenses of $1,336, and accounts payable of $23,107, offset primarily by changes in, deferred revenue of $43,729, estimated fair value of contingent payments, net, of $4,766, and other current liabilities of $1,182. In addition, net cash used in operating activities was offset primarily by adjustments to reconcile net loss from the loss on extinguishment of debt of $548,425, the accretion of the debt discount of $186,168, depreciation expense of $6,313, amortization expense of $116,885, the estimated fair market value of stock issued for services of $101,431, and the amortization of stock issued for future services of $7,500, offset primarily by the change in derivative liabilities of $498,963.

For the six months ended June 30, 2017, net cash used in operating activities was $183,142. Net cash used in operations was primarily due to a net loss of $(1,578,318), and the changes in operating assets and liabilities of $222,252, primarily due to a net increase in accounts payable of $184,617, accrued compensation – related party of $130,000, due to related party of $96,958, and other current liabilities of $13,989, offset primarily by decreases in accounts receivable of $63,002, deferred revenue of $29,208, and the estimated fair value of contingent payments, net of $114,632. In addition, net cash used in operating activities was offset primarily by adjustments to reconcile net loss from stock based compensation – related party of $45,391, the accretion of the debt discount of $315,972, depreciation expense of $6,821, amortization expense of $106,986, the estimated fair market value of stock issued for services of $118,350, preferred share issued to CEO – related party of $270,000, stock based compensation issued to employees of $5,160, and loss on extinguishment of debt of $691,371, offset primarily by the change in derivative liabilities of $247,515 and the change in warrant liabilities of $139,612.

Cash Flows from Investing Activities – For the six months ended June 30, 2018, net cash used in investing activities was $5,502 for website development costs. For the six months ended June 30, 2017, net cash used in investing activities was $940 for purchases of computer equipment and $55,875 for website development costs.

Cash Flows from Financing Activities – For the six months ended June 30, 2018, net cash provided by financing activities was $333,638 due to proceeds from short term convertible notes (net of issuance costs) of $250,000, proceeds from short term notes (net of issuance costs) of $148,520, offset primarily by repayments of short term notes of $64,882. For the six months ended June 30, 2017, net cash provided by financing activities was $122,505 due to proceeds from short term notes.

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

Due to Related Party

During the six months ended June 30, 2018, we received no advances from our CEO/director, incurred business expenses that were paid by the CEO/director of $822,807 (comprised of operating expenses of $815,105, website development costs of $5,502, and inventory purchases totaling $2,200) and had repayments of $639,937. We have a balance owed to the related party of $904,304 and $721,434 at June 30, 2018 and December 31, 2017, respectively. During the six months ended June 30, 2018, we incurred $45,000 of compensation related to the CEO/director’s employment agreement and $20,000 of deferred compensation related to the Secretary’s employment agreement. As of June 30, 2018 and December 31, 2017, accrued compensation-related party was $1,109,750 and $1,036,000, respectively.

Stock Transactions

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

On June 30, 2017, the Company entered into an Agreement and Note by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. In March 2018, as additional consideration for the note, the investors received 600,000 shares of restricted common stock, in aggregate, valued at $55,500 (based on our stock price on the date of grant). As of June 30, 2018, the Company had not issued the shares and has recorded a common stock payable.

In July 2018, the Company issued 110,000 restricted common shares for services rendered.

During the six months ended June 30, 2018, the Company issued 2,050,000 restricted common shares for services rendered of $79,900 (based on our stock price on the measurement date).

On July 14, 2017, the Company entered into a contract with a third party for consulting services. The consulting agreement provides for the consultant to receive 487,500 shares for entering into the agreement that were valued at $34,125 (based on our stock price on the date of grant) and 162,500 restricted common shares each month beginning month four through month twelve. Through June 30, 2018, the consultant vested in 568,750 shares, valued at $101,156 (based on our stock price on the date of each grant). As of March 31, 2018, the Company had not issued the shares and recorded a common stock payable of $101,156. The shares were issued in April 2018 and the shares were reclassed from common stock payable to equity. The contract was terminated at January 26, 2018.

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

In July 2018, the Company issued a total of 100,000 restricted common shares to an Advisor as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

As of June 30, 2018, the Company issued a total of 100,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $3,750 and $7,500 under general and administrative expenses in the accompanying condensed consolidated Statements of Operations for the three and six months ended June 30, 2018 with $6,250 remaining to be amortized. As of June 30, 2018, the Advisors had vested in 58,333 shares with 41,667 shares to vest over the remaining vesting period.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of our business.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had an accumulated deficit of approximately $11,428,000 and $10,381,000 at June 30, 2018 and December 31, 2017, respectively, had a working capital deficit of $3,657,000 and $3,404,000 at June 30, 2018 and December 31, 2017, respectively, had a net loss of approximately $1,047,000 and $1,578,000 for the six months ended June 30, 2018 and 2017, respectively, and net cash used in operating activities of approximately $328,000 and $183,000 for the six months ended June 30, 2018 and 2017, respectively.

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

Revenue is recognized from retail and wholesale sales when the product is shipped to the customer, provided that collection of the resulting receivable is reasonably assured. Credit is granted for wholesale sales generally for terms of 7 to 90 days, based on credit evaluations. No allowance has been provided for uncollectible accounts. Management has evaluated the receivables and believes they are collectable based on the nature of the receivables, historical experience of credit losses, and all other currently available evidence. Discounts are recorded as a reduction of the transaction price. Revenue excludes any amounts collected on behalf of third parties, including sales taxes.

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

Inventories

Inventories are stated at the lower of cost or market on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Our inventory consists of loose sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of June 30, 2018 and December 31, 2017, we carried primarily loose sapphire jewels and loose sapphire jewels held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. We appraise our inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, we review the inventory each quarter against industry prices from gem-guide and if there is a potential impairment, we would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the appraised value of the sapphires could be significantly lower from the current estimated fair value. Our loose sapphire jewels do not degrade in quality over time. In view of the foregoing factors, we have concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of June 30, 2018 and December 31, 2017, respectively.

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

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2018 and December 31, 2017, the fair value of inventory, accrued compensation - related party, and advance from shareholder approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

In January 2018, the Company was advanced an additional $60,010 under the Note with no additional shares issued. In March 2018, we were advanced an additional $60,010 under the Note with 600,000 additional shares to be issued. As of June 30, 2018, we had not issued the shares and has recorded a common stock payable and a debt discount of $55,500 (based on our stock price on the date of grant). The debt discount is accreted to interest expense over the term of the note.

The note payable balance net of debt discount of $81,250 at June 30, 2018 was $84,361 with an availability of approximately $880,000 on the Note.

The Agreement and Note are being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. We are still accounting for the interest in accordance with GAAP.

We borrow funds from third parties from time to time for working capital purposes with an upfront fee of approximately $400, paying no interest, and with no length of repayment. For the six months ended March 31, 2018, we had borrowings of $28,500 and repayments of $21,593 for a balance of $7,078 at June 30, 2018. Repayments are based on 30% of amounts processed through PayPal until the balance is paid.

During the six months ended June 30, 2018, we received no advances from our CEO/director, incurred business expenses that were paid by the CEO/director of $822,807 (comprised of operating expenses of $815,105, website development costs of $5,502, and inventory purchases totaling $2,200) and had repayments of $639,937. We have a balance owed to the related party of $904,304 and $721,434 at June 30, 2018 and December 31, 2017, respectively. During the six months ended June 30, 2018, we incurred $45,000 of compensation related to the CEO/director’s employment agreement and $20,000 of deferred compensation related to the Secretary’s employment agreement. As of June 30, 2018 and December 31, 2017, accrued compensation-related party was $1,109,750 and $1,036,000, respectively.

Contingent Payments

On December 1, 2016, we acquired substantially all of the operating assets of CCI. As part of the purchase price of the operating assets of CCI, there is a cash payment of $500,000 contingent upon a future offering and earn out payments for all sales of CCI and RGNP products sold via CCI sales channels for the 2017, 2018, 2019 and 2020 calendar years. The estimated fair value of the contingent payments totaled $424,511 and was recognized as a liability in the accompanying condensed consolidated balance sheets as of December 31, 2016. During the six months ended June 30, 2018, ASK Gold and CCI each earned $3,848 and $4,766, respectively, of earn out payments for a total of $92,600. In addition, the Company paid $95,020 in reimbursement expenses (“Reimbursement Expenses”) that were the responsibility of CCI and will be applied against current and future earn out payments to CCI. The Company applied $46,300 of earn out payments owed to CCI against the Reimbursement Expenses for a net balance of $48,720 owed by CCI to the Company as of June 30, 2018 that is recorded in estimated fair value of contingent payments, net in the accompanying condensed consolidated balance sheets. As June 30, 2018, estimated fair value of contingent payments, net was $283,191.

Employment Agreements

We previously had a consulting agreement with our CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either us or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If we terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $45,000 and $90,000, and $45,000 and $90,000 for the three and six months ended June 30, 2018 and 2017, respectively. Deferred compensation totaling $742,750 as of June 30, 2018, is included in Accrued Compensation in the accompanying condensed consolidated Balance Sheet. Deferred compensation includes $528,750 related to the employment agreement and $214,000 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the CEO totaling approximately $1,300 and $4,900, and $4,200 and $8,400 for the three and six months ended June 30, 2018 and 2017, respectively. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

We previously had a consulting agreement with our secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If we terminate the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $20,000 and $40,000, and $20,000 and $40,000 for the three and six months ended June 30, 2018 and 2017, respectively. Deferred compensation totaling $367,000 as of June 30, 2018, is included in Accrued Compensation in the accompanying condensed consolidated Balance Sheet. Deferred compensation includes $253,333 related to the employment agreement and $113,667 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the Secretary totaling approximately $1,800 and $3,600, and $1,800 and $3,600 for the three and six months ended June 30, 2018 and 2017, respectively. Employee benefits include use of a car and car insurance.

Consulting Agreement

On October 10, 2017, we entered into a marketing agreement with a third party. The agreement expires October 9, 2018 (“Initial Term”), has a base compensation of $100,000, payable $12,500 quarterly, and provides for royalties at ten percent (10%) of the Net Revenues from the ION collection, as defined. If during the Initial Term, our net revenue from the sales of the ION collection exceed the $100,000 base compensation, then the agreement shall automatically be extended for two years. In conjunction with the agreement, we issued 1,000,000 restricted common shares to the consultant, valued at $180,000 (based on our stock price on the date of grant), an additional 500,000 restricted common shares shall be issued at the end of the Initial Term, and should the agreement be extended, we shall issue an additional 1,350,000 restricted common shares. In addition, we agreed to donate five percent (5%) of the Net Revenues from the ION collection to mutually agreeable disaster relief funds. We recorded marketing expense of $0 and $25,000 in the three and six months ended June 30, 2018, respectively, with no amounts outstanding as of June30, 2018. We terminated this agreement in April 2018.

Recent Accounting Pronouncements

Refer to Note 3 in the accompanying notes to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2018, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e), using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO “) (2013), as of the end of the period covered by this report. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the six months ended June 30, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We will continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2018, the Company issued 110,000 restricted common shares for services rendered, valued at $2,629 (based on our stock price on the date of grant).

In July 2018, the Company issued a total of 100,000 restricted common shares, valued at $2,390 (based on our stock price on the date of grant), to an Advisor as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

During the three months ended June 30, 2018, the Company issued 2,050,000 restricted common shares for services rendered of $79,900 (based on our stock price on the measurement date).

During the three months ended June 30, 2018, the Company issued a total of 98,000 restricted common shares to its employees, valued at $7,742 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended June 30, 2018, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

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

REIGN CORPORATION

Date: August 14, 2018	By:	/s/ Joseph Segelman
Joseph Segelman
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)