Form 10-Q
period 2018-09-30
Reign Sapphire Corp
filed 2018-11-14
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2018

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

As of November 14, 2018, we had 70,772,408 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

REIGN SAPPHIRE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash	$8,127	$9,592
Accounts receivable	1,102	9,730
Inventory	723,595	726,140
Prepaid expenses	2,500	15,086
Total current assets	735,324	760,548
Equipment, net	16,668	25,278
Intangible assets, net	633,099	803,306
Goodwill	481,947	481,947
Total assets	$1,867,038	$2,071,079

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$44,547	$194,023
Due to related party	1,101,555	721,434
Accrued compensation - related party	1,174,750	1,036,000
Deferred revenue	20,616	81,455
Common stock payable	—	79,625
Short term notes payable, less unamortized debt issuance costs of $54,500 and $70,000 at September 30, 2018 and December 31, 2017, respectively	87,958	19,051
Convertible notes payable, less unamortized debt discount of $19,726 and $224,904 at September 30, 2018 and December 31, 2017, respectively	1,711,778	1,212,600
Derivative liabilities	31,875	470,839
Estimated fair value of contingent payments, net	279,026	287,957
Other current liabilities	97,272	61,969
Total current liabilities	4,549,377	4,164,953
Total liabilities	4,549,377	4,164,953
Commitments and contingencies

Shareholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 1 and 1 share issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized; 70,622,408 and 53,276,676 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	7,063	5,328
Additional paid-in-capital	9,094,279	8,281,793
Accumulated deficit	(11,783,681)	(10,380,995)
Total shareholders’ deficit	(2,682,339)	(2,093,874)
Total liabilities and shareholders’ deficit	$1,867,038	$2,071,079

See accompanying notes to condensed consolidated financial statements

REIGN SAPPHIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017

Net revenues	$540,631	$960,497	$90,451	$255,975

Cost of Sales	166,242	372,670	12,660	98,465

Gross Profit	374,389	587,827	77,791	157,510

Operating expenses:
Advertising and marketing expenses	337,724	394,579	38,726	171,285
Stock based compensation - related party	112,293	619,156	32,370	211,505
General and administrative	997,283	1,110,740	275,447	354,933
Total operating expenses	1,447,300	2,124,475	346,543	737,723
Loss from operations	(1,072,911)	(1,536,648)	(268,752)	(580,213)

Other (income) expense:
Change in fair value of warrant liabilities	—	226,893	—	366,505
Change in fair value of derivative liabilities	(498,963)	283,495	—	531,010
Extinguishment of debt	524,458	691,371	(23,966)	—
Interest expense	304,280	337,610	111,201	19,971
Total other expense (income), net	329,775	1,539,369	87,235	917,486

Loss before income taxes	(1,402,686)	(3,076,017)	(355,987)	(1,497,699)
Income taxes	—	—	—	—

Net loss	$(1,402,686)	$(3,076,017)	$(355,987)	$(1,497,699)

Net loss per share, basic and diluted	$(0.02)	$(0.07)	$(0.01)	$(0.03)

Weighted average number of shares outstanding Basic and diluted	61,710,263	45,372,823	65,460,451	48,034,278

See accompanying notes to condensed consolidated financial statements

REIGN SAPPHIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(1,402,686)	$(3,076,017)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation issued to employees	7,742	5,760
Stock based compensation - related party	2,390	45,391
Preferred share issued to CEO - related party	—	270,000
Depreciation expense	9,470	10,266
Amortization expense	175,786	162,270
Accretion of debt discount	293,740	333,472
Change in derivative liabilities	(498,963)	283,495
Change in warrant liabilities	—	226,893
Loss on extinguishment of debt	548,425	691,371
Amortization of stock issued for future services	11,250	—
Estimated fair market value of stock issued for services	148,211	338,422
Changes in operating assets and liabilities:
Accounts receivable	8,628	(17,322)
Inventory	2,545	(2,537)
Prepaid expenses	1,336	1,667
Accounts payable	(61,311)	155,525
Due to related party	380,121	331,137
Accrued compensation - related party	138,750	195,000
Deferred revenue	(60,839)	(37,486)
Estimated fair value of contingent payments, net	(8,931)	(118,598)
Other current liabilities	5,903	20,240
Net cash used in operating activities	(298,433)	(181,051)

Cash flows from investing activities:
Acquisition of intangible assets	(5,579)	(67,388)
Purchases of computer equipment	(860)	(940)
Net cash used in investing activities	(6,439)	(68,328)

Cash flows from financing activities:
Proceeds from short-term convertible notes, net of debt issuance costs	250,000	—
Proceeds from short-term notes, net of debt issuance costs	155,020	147,504
Repayments of short term notes	(101,613)	(25,872)
Net cash provided by financing activities	303,407	121,632

Net decrease in cash	(1,465)	(127,747)

Cash at beginning of period	9,592	149,607
Cash at end of period	$8,127	$21,860

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued for payment of accounts payable	$88,165	$14,985
Common stock and warrants issued in conjunction with convertible notes payable	$169,066	$—
Common stock issued to third party in conjunction with debt issuance	$55,500	$105,000
Warrants issued to third party in conjunction with convertible notes payable	$36,739	$—
Debt issuance costs in conjunction with convertible notes payable	$44,000	$—
Deferred interest payable issued in conjunction with convertible notes payable	$29,400	$—
Reclassification of common stock payable to equity for shares issued	$156,656	$—

See accompanying notes to condensed consolidated financial statements

REIGN SAPPHIRE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

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

NOTE 2 – BASIS OF PRESENTATION

The included (a) condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of September 30, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2017 and 2016 audited financial statements filed on Form 10-K on April 2, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed consolidated financial statements which substantially duplicate the disclosure contained in the financial statements as reported in the Annual Report on Form 10-K for the year ended December 31, 2017 as filed on April 2, 2018, have been omitted.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $11,784,000 and $10,381,000 at September 30, 2018 and December 31, 2017, respectively, had a working capital deficit of approximately $3,814,000 and $3,404,000 at September 30, 2018 and December 31, 2017, respectively, had a net loss of approximately $1,403,000 and $3,076,000 for the nine months ended September 30, 2018 and 2017, respectively, and net cash used in operating activities of approximately $298,000 and $181,000 for the nine months ended September 30, 2018 and 2017, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Total comprehensive income is defined as all changes in shareholders’ equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. There are no items other than net loss affecting comprehensive loss for the three and nine months ended September 30, 2018 and 2017, respectively.

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

The results of transactions in foreign currency are remeasured into the functional currency at the average rate of exchange during the reporting period. The Company had no aggregate net foreign currency remeasurements included in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, respectively.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into the Company’s reporting currency of USD at the exchange rates prevailing at the balance sheet date. All translation adjustments resulting from the translation of the financial statements into the reporting currency at USD are dealt with as a separate component within shareholders’ equity. There were no translation adjustments for the three and nine months ended September 30, 2018 and 2017.

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

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the three and nine months ended September 30, 2018 and 2017, the Company recorded retail sales of $89,031 and $483,322 and $219,433 and $777,259, respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the three and nine months ended September 30, 2018 and 2017, the Company recorded wholesale sales of $1,420 and $57,309 and $36,542 and $183,238, respectively.

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

Deferred revenue

Deferred revenue consists of customer orders paid in advance of the delivery of the order. Deferred revenue is classified as short-term as the typical order ships within approximately three weeks of placing the order. Deferred revenue is recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met. Deferred revenue as of December 31, 2017 was $81,455, which was recognized as revenue during the nine months ended September 30, 2018, including adjustments related to the new revenue recognition guidance. Deferred revenue totaling $20,616 and $81,455 as of September 30, 2018 and December 31, 2017, respectively, is included in current liabilities in the accompanying condensed consolidated Balance Sheets.

Inventories

Reign Sapphires

Inventories are stated at the lower of cost or market on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of September 30, 2018 and December 31, 2017, the Company carried primarily loose sapphire jewels and loose sapphire jewels held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers during the nine months ended September 30, 2018. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time and are not subject to fashion trends. The estimated fair value per management’s internal assessment is greater than the cost, therefore, there is no indicator of impairment as of September 30, 2018.

CCI, Le Bloc and ION Collection

CCI, Le Bloc and ION Collection products are outsourced to a third party for manufacture, made to order, and, when completed, are shipped to the customer. The inventory for CCI, Le Bloc and ION Collection are considered immaterial as of September 30, 2018 and December 31, 2017.

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

Impairment of Long-lived Assets and Goodwill

We evaluate goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount. The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. There are no impairments as of September 30, 2018 and December 31, 2017.

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There are no impairments as of September 30, 2018 and December 31, 2017.

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

Advertising and Marketing Expenses

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. Advertising and marketing expense was approximately $38,700 and $337,700, and $171,300 and $394,600, for the three and nine months ended September 30, 2018 and 2017, respectively.

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2018 and December 31, 2017, the fair value of cash, accounts receivable, accounts payable and accrued expenses, notes payable, and convertible debt approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The embedded derivative liabilities are recognized at fair value on a recurring basis at September 30, 2018 and are Level 3 measurements. There have been no transfers between levels.

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

The total number of potential additional dilutive securities outstanding for the three and nine months ended September 30, 2018 and 2017, was none since the Company had net losses and any additional potential common shares would have an anti-dilutive effect.

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

The Company has business activities in Australia and Asia, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between USD and the Australian currency AUD. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Aggregate net foreign currency transactions included in the condensed consolidated Statements of Operations was immaterial for the three and nine months ended September 30, 2018 and 2017.

Interest rate risk

Financial assets and liabilities do not have material interest rate risk.

Credit risk

The Company is exposed to credit risk from its cash in bank and accounts receivable. The credit risk on cash in banks is limited because the counterparties are recognized financial institutions.

The Company had no customers that accounted for 10% or more of total revenues for the three and months ended September 30, 2018. The Company had one customer that accounted for 10%, comprising 10% and 14%, or more of total revenue for the three and nine months ended September 30, 2017, respectively. The Company had no customers that accounted for 10% or more of total accounts receivable at December 31, 2018 and 2017, respectively.

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

NOTE 4 – INVENTORY

Inventories consisted of the following as of:

	September 30, 2018	December 31, 2017

Raw materials	$468,039	$474,983
Work-in-process	121,411	117,012
Samples	134,145	134,145
	$723,595	$726,140

NOTE 5 – Equipment

Equipment consisted of the following as of:

	Estimated Life	September 30, 2018	December 31, 2017

Office equipment	5 years	$3,391	$3,391
Computer equipment	3 years	40,171	39,311
Accumulated depreciation		(26,894)	(17,424)
		$16,668	$25,278

Depreciation expense was $3,157 and $9,470, and $3,445 and $10,266 for the three and nine months ended September 30, 2018 and 2017, respectively, and is classified in general and administrative expenses in the condensed consolidated Statements of Operations.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Estimated Life	September 30, 2018	December 31, 2017

Trademarks	3.3 – 4.5 years	$260,000	$260,000
Website	3 years	118,832	113,253
Acquired tradename	10 years	365,000	365,000
Acquired proprietary design	5 years	80,000	80,000
Acquired developed technology - website	3 years	117,500	117,500
Acquired developed technology – Ipad application	3 years	117,500	117,500
Accumulated amortization		(425,733)	(249,947)
		$633,099	$803,306

	Estimated Life	September 30, 2018	December 31, 2017

Goodwill	indefinite	$481,947	$481,947

Future amortization expense related to intangible assets are approximately as follows:

			Acquired
	Trademarks	Website	Intangibles	Total
2018 (remainder of fiscal year)	$32,593	$19,793	$65,417	$117,803
2019	62,907	38,919	124,306	226,132
2020	37,818	13,524	52,500	103,842
2021	12,606	916	51,167	64,689
2022	—	—	36,500	36,500
Thereafter	—	—	142,957	142,957
	$145,924	$73,152	$472,847	$691,923

Amortization expense was $58,901 and $175,786, and $55,284 and $162,270 for the three and nine months ended September 30, 2018 and 2017, respectively, and is classified in general and administrative expenses in the condensed consolidated Statements of Operations.

NOTE 7 – DUE TO RELATED PARTY

During the nine months ended September 30, 2018, the Company received no advances from its CEO/director, incurred business expenses that were paid by the CEO/director of $1,456,311 (comprised of operating expenses of $1,447,723, website development costs of $5,529, inventory purchases totaling $2,200, and equipment purchases of $860) and had repayments of $1,076,191. The Company has a balance owed to the related party of $1,101,555 and $721,434 at September 30, 2018 and December 31, 2017, respectively. During the nine months ended September 30, 2018, the Company incurred $135,000 of compensation related to the CEO/director’s employment agreement and $60,000 of deferred compensation related to the Secretary’s employment agreement. As of September 30, 2018 and December 31, 2017, accrued compensation-related party was $1,174,750 and $1,036,000, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

The following represents a summary of the convertible debt terms at September 30, 2018:

							Warrants
	Amount of		Maturity	Conversion	Number of	Exercise	Exercisable
	Notes	Debt Discount	Dates thru	Price	Warrants	Price	thru

January and February 2018 Notes	$294,000	$(19,726)	10/3/2018 to 11/16/2018	$0.08	1,960,000	$0.15	2/16/2023
November 2017 Notes	287,502	—	12/31/2018	$0.08	3,593,776	$0.15	11/10/2022
November 2016 Notes	287,502	—	12/31/2018	$0.08	3,593,776	$0.15	11/10/2022
December 2015 Notes	862,500	—	12/31/2018	$0.08	10,781,250	$0.15	11/10/2022
Total	$1,731,504	$(19,726)			19,928,802

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

Purchaser Conversion

The January and February 2018 Convertible Notes purchaser has the right at any time after 180 days after the issue date until the outstanding balance of the Note has been paid in full, to convert the outstanding principal balance and accrued interest into shares of common stock of the Company divided by the January and February 2018 Convertible Notes purchaser conversion price of $0.08, subject to potential future adjustments. If the total outstanding balance of the November 2017 Note were convertible as of September 30, 2018, the November 2017 Note would have been convertible into 3,675,000 shares of our common stock. No derivative liability has been recorded as of September 30, 2018, as conversion was contingent. On the 180th day, the conversion feature will be a derivative and recorded as interest expense. Subsequent to September 30, 2018, the 180 day period has expired and the Company is in the process of determining the fair value of the derivative.

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

The Company recorded debt discount accretion of $80,822 and $222,740 and $0 and $0 to interest expense in the condensed consolidated Statements of Operations during the three and nine months ended September 30, 2018 and 2017, respectively, and has $19,726 of unamortized debt discount remaining as of September 30, 2018.

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

As of September 30, 2018, the Optional Redemption was recorded as a derivative liability on the condensed consolidated Balance Sheets using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $6,375 and was re-measured at fair value to be $6,375 at September 30, 2018. During the three and nine months ended September 30, 2018 and 2017, the Company recorded $0 and $0, and $0 and $0, respectively, on Optional Redemption valuation.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

September 30, 2018

Expected dividend yield	0.00%
Expected stock-price volatility	47.5%
Risk-free interest rate	2.11%
Expected term of options (years)	0.5
Stock price	$0.019
Conversion price	$0.08

Purchaser Conversion

The November 2017 Purchaser has the right at any time after the November 2017 Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“November 2017 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “November 2017 Conversion Amount”) divided by the November 2017 Purchaser Conversion Price of $0.08, subject to potential future adjustments described below. If the total outstanding balance of the November 2017 Note were convertible as of September 30, 2018, the November 2017 Note would have been convertible into 3,593,776 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet at its fair value of $165,000 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. At September 30, 2018, the embedded derivative was re-measured at fair value that was determined to be $0. During the three and nine months ended September 30, 2018 and 2017, the Company recorded a gain of $0 and $75,000 and $0 and $0, respectively, on embedded derivative re-valuation.

On November 16, 2017, the November 2017 Notes were modified in accordance with ASC 470-50-40 and ASC 815 and the Company re-measured the embedded derivative at fair value, which was determined to be $155,000 and recorded a modification of derivative liability charge of $5,000.

On January 25, 2018, the November 2017 Notes, November 2016 Notes, and December 2015 Notes were again modified in accordance with ASC 470-50-40 and ASC 815 in which the Company issued a total of 2,395,650 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date) in consideration of the maturity date of the outstanding November 2017, November 2016, and December 2015 convertible notes being extended to December 31, 2018. The Company re-measured the embedded derivative at fair value just prior to and subsequent to the modification and recorded an extinguishment of debt of $12,000 in the nine months ended September 30, 2018. In addition, the value of the restricted common shares of $263,522 was recorded as an extinguishment of debt in the nine months ended September 30, 2018.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

	September 30, 2018	December 31, 2017

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	47.5%
Risk-free interest rate	2.11%	1.53%
Expected term of options (years)	0.5	0.5
Stock price	$0.019	$0.12
Conversion price	$0.08	$0.08

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

On January 25, 2018, the November 2017 Notes were modified in accordance with ASC 470-50-40 and ASC 815. As a result, the Company recorded the elimination of debt discount of $224,904 to extinguishment of debt in the condensed consolidated Statements of Operations during the nine months ended September 30, 2018 with a debt discount of $0 as of September 30, 2018.

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

As of September 30, 2018, the Optional Redemption was recorded as a derivative liability on the condensed consolidated Balance Sheets using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $35,015 and was re-measured at fair value to be $6,375 at September 30, 2018. During the three and nine months ended September 30, 2018 and 2017, the Company recorded a gain of $0 and $32,585 and a loss of $27,139 and $12,235, respectively, on Optional Redemption valuation in the change in fair value of derivative liabilities in the accompanying condensed consolidated Statements of Operations.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

	September 30, 2018	December 31, 2017

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	47.5%
Risk-free interest rate	2.11%	1.53%
Expected term of options (years)	0.50	0.5
Stock price	$0.019	$0.12
Conversion price	$0.08	$0.08

Purchaser Conversion

The November 2016 Purchaser has the right at any time after the November 2016 Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“November 2016 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “November 2016 Conversion Amount”) divided by the November 2016 Purchaser Conversion Price of $0.08, as amended on May 30, 2017, subject to potential future adjustments described below. If the total outstanding balance of the November 2016 Note were convertible as of September 30, 2018, the November 2016 Note would have been convertible into 3,593,775 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet at its fair value of $32,016 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. At September 30, 2018, the embedded derivative was re-measured at fair value that was determined to be $0. During the three and nine months ended September 30, 2018 and 2017, the Company recorded a gain of $0 and $75,000 and a loss of $93,875 and $39,163, respectively, on embedded derivative re-valuation.

On January 25, 2018, the November 2017 Notes, November 2016 Notes, and December 2015 Notes were again modified in accordance with ASC 470-50-40 and ASC 815 in which the Company issued a total of 2,395,650 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date) in consideration of the maturity date of the outstanding November 2017, November 2016, and December 2015 convertible notes being extended to December 31, 2018. The Company re-measured the embedded derivative at fair value just prior to and subsequent to the modification and recorded an extinguishment of debt of $12,000 in the three and nine months ended September 30, 2018. In addition, the value of the restricted common shares of $263,522 was recorded as an extinguishment of debt in the nine months ended September 30, 2018.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

	September 30, 2018	December 31, 2017

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	47.5%
Risk-free interest rate	2.11%	1.53%
Expected term of options (years)	0.50	0.5
Stock price	$0.019	$0.12
Conversion price	$0.08	$0.08

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

The Company recorded debt discount accretion of $0 and $0, and $0 and $78,312 to interest expense in the condensed consolidated Statements of Operations during the three and nine months ended September 30, 2018 and 2017, respectively, and has an unamortized debt discount of $0 as of September 30, 2018.

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

As of December 31, 2016, the Optional Redemption was recorded as a derivative liability on the condensed consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $199,150 and was re-measured at fair value to be $19,125 at September 30, 2018. During the three and nine months ended September 30, 2018 and 2017, the Company recorded a gain of $0 and $97,755, and a loss of $89,996 and $62,652, respectively, on Optional Redemption valuation in the change in fair value of derivative liabilities in the accompanying condensed consolidated Statements of Operations.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

	September 30, 2018	December 31, 2017

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	47.5%
Risk-free interest rate	2.11%	1.53%
Expected term of options (years)	0.5	0.5
Stock price	$0.019	$0.12
Conversion price	$0.08	$0.08

December 2015 Purchaser Conversion

The December 2015 Purchaser has the right at any time after the December 2015 Original Issue Date until the outstanding balance of the December 2015 Note has been paid in full, to convert all or any part of the outstanding balance into shares (“December 2015 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “December 2015 Conversion Amount”) divided by the December 2015 Purchaser Conversion Price of $0.08, as amended on May 30, 2017, subject to potential future adjustments described below. If the total outstanding balance of the Note were convertible as of September 30, 2018, the December 2015 Note would have been convertible into 10,781,250 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The original fair value of the derivative was $88,983 and at September 30, 2018, the embedded derivative was re-measured at fair value that was determined to be $0. During the three and nine months ended September 30, 2018 and 2017, the Company recorded a gain of $0 and $224,998, and a loss of $320,000 and $134,430, respectively, on embedded derivative re-valuation.

On January 25, 2018, the November 2017 Notes, November 2016 Notes, and December 2015 Notes were again modified in accordance with ASC 470-50-40 and ASC 815 in which the Company issued a total of 2,395,650 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date) in consideration of the maturity date of the outstanding November 2017, November 2016, and December 2015 convertible notes being extended to December 31, 2018. The Company re-measured the embedded derivative at fair value just prior to and subsequent to the modification and recorded an extinguishment of debt of $35,999 in the nine months ended September 30, 2018. In addition, the value of the restricted common shares of $263,522 was recorded as an extinguishment of debt in the nine months ended September 30, 2018.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

	September 30, 2018	December 31, 2017

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	47.5%
Risk-free interest rate	2.11%	1.53%
Expected term of options (years)	0.5	0.5
Stock price	$0.019	$0.12
Conversion price	$0.08	$0.08

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

The Company recorded debt discount accretion of $0 and $0, and $96,008 and $237,660 to interest expense in the condensed consolidated Statements of Operations during the three and nine months ended September 30, 2018 and 2017, respectively, and has no unamortized debt discount remaining as of September 30, 2018.

Changes in the derivative liabilities were as follows:

Derivative liabilities:
December 31, 2017	$470,839
Change due to extinguishment of debt	59,999
Valuation of November 2017 Optional Redemption shares	6,375
Decrease in fair value	(505,338)
September 30, 2018	$31,875

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

The note payable balance net of debt discount of $54,500 at September 30, 2018 was $83,740 with an availability of approximately $880,000 on the Note.

The Agreement and Note are being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. The Company is still accounting for the interest in accordance with GAAP.

The Company borrows funds from third parties from time to time for working capital purposes with an upfront fee of approximately $400, paying no interest, and with no length of repayment. For the nine months ended September 30, 2018, the Company had borrowings of $35,000 and repayments of $30,952 for a balance of $4,218 at September 30, 2018. Repayments are based on 30% of amounts processed through PayPal until the balance is paid.

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

Common Stock

During the nine months ended September 30, 2018, the Company issued 4,750,000 restricted common shares for services rendered of $126,680 (based on our stock price on the measurement date).

On September 1, 2018, the Company issued 5,000,000 restricted common shares for payment of accounts payable of $88,165.

On July 8, 2018, the Company issued 100,000 restricted common shares to an Advisor, valued at $2,390 (based on the estimated fair value of the stock on the measurement date) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan (see Note 11).

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

On June 30, 2017, the Company entered into an Agreement and Note by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. In March 2018, as additional consideration for the note, the investors received 600,000 shares of restricted common stock, in aggregate, valued at $55,500 (based on our stock price on the date of grant) (see Note 9). As of September 30, 2018, the Company had not issued the shares and has recorded a common stock payable.

On July 14, 2017, the Company entered into a contract with a third party for consulting services. The consulting agreement provides for the consultant to receive 487,500 shares for entering into the agreement that were valued at $34,125 (based on our stock price on the date of grant) and 162,500 restricted common shares each month beginning month four through month twelve. Through September 30, 2018, the consultant vested in 568,750 shares (162,500 shares vested in 2018), valued at $101,156 (based on our stock price on the date of each grant). As of January 26, 2018, the Company had not issued the shares and recorded a common stock payable of $101,156. The shares were issued in April 2018 and the shares were reclassed from common stock payable to equity. The contract was terminated at January 26, 2018.

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

During the nine months ended September 30, 2018, the Company issued a total of 98,000 restricted common shares to its employees, valued at $7,742 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

In July 2018, the Company issued a total of 100,000 restricted common shares, valued at $2,390 (based on our stock price on the date of grant), to a member of its advisory committee (“Advisors”) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

As of September 30, 2018, the Company issued a total of 100,000 restricted common shares to Advisors, valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $3,750 and $11,250 under general and administrative expenses in the accompanying condensed consolidated Statements of Operations for the three and nine months ended September 30, 2018 with $2,500 remaining to be amortized. As of September 30, 2018, the Advisors had vested in 83,333 shares with 16,667 shares to vest over the remaining vesting period.

As of September 30, 2018, the Company previously granted to its CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The Black-Scholes option-pricing model used the following weighted average assumptions as of December 31, 2016: (i) no dividend yield for each year, (ii) volatility of 35.6 percent, (iii) risk-free interest rate of 1.87 percent, (iv) stock price of $0.25, (v) exercise price of $0.005, and (vi) expected life of 6.0 years. The options will vest 50% on the first anniversary of the grant date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the grant date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by the Company from the grant date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of the Company’s common stock subject to the option shall fully vest if the Company shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by the Company pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the grant date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. The Company recognized expense of $0 and $0, and $4,560 and $45,391 for the three and nine months ended September 30, 2018 and 2017, respectively, within stock based compensation – related party in the accompanying condensed consolidated Statements of Operations with no amounts remaining to be recognized.

The following represents a summary of the Options outstanding at September 30, 2018 and changes during the period then ended:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value *
Outstanding at December 1, 2017	10,000,000	$0.005	$1,100,000
Granted	—	—	—
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at December 31, 2017	10,000,000	$0.005	$1,200,000
Granted	—	—	—
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at September 30, 2018	10,000,000	$0.005	$120,000
Exercisable at September 30, 2018	10,000,000	$—	$—
Expected to be vested	10,000,000	$0.005	$—

* Based on the Company’s stock price on September 30, 2018, December 31, 2017, and December 1, 2017, respectively.

NOTE 12 – Related Party Transactions

Other than as set forth below, and as disclosed in Notes 7, 8, 9, 10 and 11, the Company has not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest.

Employment Agreements

The Company previously had a consulting agreement with its CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If the Company terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $45,000 and $90,000, and $45,000 $90,000 for the three and nine months ended September 30, 2018 and 2017, respectively. Deferred compensation totaling $787,750 as of September 30, 2018, is included in Accrued Compensation in the accompanying condensed consolidated Balance Sheet. Deferred compensation includes $573,750 related to the employment agreement and $214,000 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the CEO totaling approximately $3,600 and $9,100, and $3,531 and $11,977 for the three and nine months ended September 30, 2018 and 2017, respectively. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

The Company previously had a consulting agreement with its secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If the Company terminates the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $20,000 and $40,000, $20,000 and $40,000 for the three and nine months ended September 30, 2018 and 2017, respectively. Deferred compensation totaling $387,000 as of September 30, 2018, is included in Accrued Compensation in the accompanying condensed consolidated Balance Sheets. Deferred compensation includes $273,333 related to the employment agreement and $113,667 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the Secretary totaling approximately $1,800 and $5,400, and $1,798 and $5,378 for the three and nine months ended September 30, 2018 and 2017, respectively. Employee benefits include use of a car and car insurance.

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017
Net loss attributable to the common stockholders	$(1,402,686)	$(3,076,017)	$(355,987)	$(1,497,699)

Basic weighted average outstanding shares of common stock	61,710,263	45,372,823	65,460,451	48,034,278
Dilutive effect of options and warrants	—	—	—	—
Diluted weighted average common stock and common stock equivalents	61,710,263	45,372,823	65,460,451	48,034,278

Loss per share:
Basic and diluted	$(0.02)	$(0.07)	$(0.01)	$(0.03)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Contingent Payments

On December 1, 2016, we acquired substantially all of the operating assets of CCI. As part of the purchase price of the operating assets of CCI, there is a cash payment of $500,000 contingent upon a future offering and earn out payments for all sales of CCI and RGNP products sold via CCI sales channels for the 2017, 2018, 2019 and 2020 calendar years. The estimated fair value of the contingent payments totaled $424,511 and was recognized as a liability in the accompanying condensed consolidated balance sheets as of December 31, 2016. During the three and nine months ended September 30, 2018, ASK Gold and CCI each earned $4,165 and $8,931, respectively, of earn out payments for a total of $100,930. In addition, the Company paid $95,020 in reimbursement expenses (“Reimbursement Expenses”) that were the responsibility of CCI and will be applied against current and future earn out payments to CCI. The Company applied $50,465 of earn out payments owed to CCI against the Reimbursement Expenses for a net balance of $44,555 owed by CCI to the Company as of September 30, 2018 that is recorded in estimated fair value of contingent payments, net in the accompanying condensed consolidated balance sheets. As September 30, 2018, estimated fair value of contingent payments, net was $279,026.

Operating Leases

The Company has month-to month leases for its headquarters and its sales and marketing office. The total rent is approximately $1,955 per month.

The Company’s customer service and distribution facility is located at 1933 S. Broadway. Los Angeles, California. This facility is subleased on a month-to-month basis for $4,000 per month from a third party.

Rent expense was approximately $6,013 and $34,056, and $18,138 and $85,811 for the three and nine months ended September 30, 2018 and 2017, respectively.

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

NOTE 15 – SUBSEQUENT EVENTS

In October 2018, the Company issued 150,000 restricted common shares for services rendered, valued at $2,685 (based on our stock price on the date of grant).

In October 2018, the January 2018 Crossover Purchase Agreement was amended to extend the maturity date to December 31, 2018 and to remove the right of the Company to 1,500,000 of the Redeemable Shares.

There were no other events subsequent to September 30, 2018, and up to the date of this filing that would require disclosure.

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

In October 2018, the January 2018 Crossover Purchase Agreement was amended to extend the maturity date to December 31, 2018 and to remove the right of the Company to 1,500,000 of the Redeemable Shares.

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

The note payable balance net of debt discount of $54,500 at September 30, 2018 was $83,740 with an availability of $880,000 on the Note.

The Agreement and Note are being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. We are still accounting for the interest in accordance with GAAP.

Stock Transactions

Common Stock

In October 2018, the Company issued 150,000 restricted common shares for services rendered, valued at $2,685 (based on our stock price on the date of grant).

During the nine months ended September 30, 2018, the Company issued 4,750,000 restricted common shares for services rendered of $126,680 (based on our stock price on the measurement date).

On September 1, 2018, the Company issued 5,000,000 restricted common shares for payment of accounts payable of $88,165.

On July 8, 2018, the Company issued 100,000 restricted common shares to an Advisor, valued at $2,390 (based on the estimated fair value of the stock on the measurement date) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan

In January and February 2018, the Company entered into Securities Purchase Agreements with respect to the sale and issuance to Crossover Capital Fund II, LLC totaling (i) 833,332 shares of the Company’s Common Stock; (ii) 3,000,000 redeemable shares, (iii) $294,000 aggregate principal amount of a convertible promissory note and (iv) Common Stock Purchase Warrants to purchase up to an aggregate of 1,960,000 shares of the Company’s common stock for a net aggregate consideration of $250,000 cash.

In January 2018, we issued 2,395,650 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date), in consideration for the modification of the existing short term convertible notes and recorded as an extinguishment of debt.

On June 30, 2017, the Company entered into an Agreement and Note by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. In March 2018, as additional consideration for the loan, the investors received 600,000 shares of restricted common stock, in aggregate, valued at $55,500 (based on our stock price on the date of grant). As of September 30, 2018, we had not issued the shares and has recorded a common stock payable.

On July 14, 2017, the Company entered into a contract with a third party for consulting services. The consulting agreement provides for the consultant to receive 487,500 shares for entering into the agreement that were valued at $34,125 (based on our stock price on the date of grant) and 162,500 restricted common shares each month beginning month four through month twelve. Through September 30, 2018, the consultant vested in 568,750 shares, valued at $101,156 (based on our stock price on the date of each grant). As of March 31, 2018, the Company had not issued the shares and recorded a common stock payable of $101,156. The shares were issued in April 2018 and the shares were reclassed from common stock payable to equity. The contract was terminated at January 26, 2018.

Stock Based Compensation

In April 2018, the Company issued a total of 98,000 restricted common shares to its employees, valued at $7,742 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

As of September 30, 2018, the Company previously issued a total of 100,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $3,750 and $11,250 under general and administrative expenses in the accompanying condensed consolidated Statements of Operations for the three and nine months ended September 30, 2018, respectively, with $2,500 remaining to be amortized. As of September 30, 2018, the Advisors had vested in 83,333 shares with 16,667 shares to vest over the remaining vesting period.

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

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the three and nine months ended September 30, 2018 and 2017, the Company recorded retail sales of $89,031 and $483,322 and $219,433 and $777,259, respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the three and nine months ended September 30, 2018 and 2017, the Company recorded wholesale sales of $1,420 and $57,309 and $36,542 and $183,238, respectively.

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

Results of Operations

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

The following discussion represents a comparison of our results of operations for the period ended September 30, 2018, which includes the results of operations for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017

Net revenues	$90,451	$255,975
Cost of sales	12,660	98,465
Gross Profit	77,791	157,510
Operating expenses	346,543	737,723
Other expense	87,235	917,486
Net loss from continuing operation	$(355,987)	$(1,497,699)

Net Revenues

Net revenues decreased by $165,524, or 64.7%, to $90,451 for the three months ended September 30, 2018 from $255,975 for the three months ended September 30, 2017. The decrease in revenue is primarily the result of a decrease in retail revenue of $130,402, or 59.4%, to $89,031 for the three months ended September 30, 2018 from $219,433 for the three months ended September 30, 2017 and a reduction in wholesale revenue of $35,122, or 96.1%, to $1,420 for the three months ended September 30, 2018 from $36,542 for the three months ended September 30, 2017 primarily due to reduced customer purchases of our products, due primarily to our reduction in marketing costs, and increased purchase discounts as we continue to focus on retail markets.

Cost of Sales

Cost of sales decreased by $85,805, or 87.1%, to $12,660 for the three months ended September 30, 2018 from $98,465 for the three months ended September 30, 2017. The decrease in cost of sales was primarily due to the decrease in revenue, offset partially by the reduced cost of product. As a percentage of revenue, cost of sales was 14.0% and 38.5% resulting in a gross margin of 86.0% and 61.5% for the three months ended September 30, 2018 and for the three months ended September 30, 2017, respectively, primarily due to reduced cost of product.

Operating expenses

Operating expenses decreased by $391,180, or 53.0%, to $346,543 for the three months ended September 30, 2018 from $737,723 for the three months ended September 30, 2017 due to decreases in marketing costs of $132,559, stock based compensation of $179,135, investor relations costs of $18,511, compensation costs of $44,970, rent of $12,125, consulting costs of $41,024, and travel expenses of $6,431, offset primarily by increases in professional fees of $34,055, depreciation and amortization costs of $3,328, and general and administration costs of $6,192, as a result of reorganizing our administrative infrastructure, primarily marketing costs, and refocusing our marketing initiatives to generate sales growth.

For the three months ended September 30, 2018, we had marketing expenses of $38,726, stock based compensation of $32,370, and general and administrative expenses of $275,447 due to compensation costs of $124,933, travel expenses of $11,125, rent of $6,013, professional and consulting fees of $45,354, depreciation and amortization costs of $62,058, investor relations costs of $325, and general and administration costs of $25,639 as a result of reorganizing our administrative infrastructure, primarily professional fees, and refocusing our marketing initiatives to generate sales growth.

For the three months ended September 30, 2017, we had marketing expenses of $171,285, stock based compensation of $211,505, and general and administrative expenses of $354,933 due to compensation costs of $169,903, consulting costs of $39,949, travel expenses of $17,556, rent of $18,138, professional fees of $12,374, depreciation and amortization costs of $58,729, investor relations costs of $18,836, and general and administration costs of $19,448 as a result of reorganizing our administrative infrastructure, primarily professional fees, due to the decrease in revenues and refocusing our marketing initiatives to generate sales growth.

Other Expense (Income)

Other income for the three months ended September 30, 2018 totaled $87,235 primarily due to interest expense of $111,201 in conjunction with debt discount, offset primarily by the extinguishment of debt of $23,966, compared to other expense of $917,486 for the three months ended September 30, 2017 primarily due to interest expense of $19,971 in conjunction with debt discount, loss due to the change in fair value of warrant liabilities of $366,505, and a loss due to the change in fair value of derivative liabilities of $531,010.

Net loss before income taxes

Net loss before income taxes for the three months ended September 30, 2018 totaled $355,987 primarily due to revenue of $90,451 and (increases/decreases) in compensation costs, consulting services costs, rent, professional fees, marketing costs, and general and administration costs compared to a loss of $1,497,699 for the three months ended September 30, 2017 primarily due to revenue of $255,975 and (increases/decreases) in compensation costs, consulting services costs, rent, professional fees, marketing costs, and general and administration costs.

Assets and Liabilities

Assets were $1,867,038 as of September 30, 2018. Assets consisted primarily of cash of $8,127, accounts receivable of $1,102, inventory of $723,595 which includes samples inventory of $134,145, prepaid expenses of $2,500, equipment of $16,668, intangible assets of $633,099, and goodwill of $481,947. Liabilities were $4,549,377 as of September 30, 2018. Liabilities consisted primarily of accrued compensation-related party of $1,174750, due to related party of $1,101,555, accounts payable of $44,547, deferred revenue of $20,616, estimated fair value of contingent payments of $279,026, other current liabilities of $97,272, derivative liabilities of $31,875, short term notes of $87,958 (less unamortized discount of $54,500), and convertible notes of $1,711,778 (less unamortized discount of $19,726).

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

The following discussion represents a comparison of our results of operations for the period ended September 30, 2018, which includes the results of operations for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Net revenues	$540,631	$960,497
Cost of sales	166,242	372,670
Gross Profit	374,389	587,827
Operating expenses	1,447,300	2,124,475
Other expense	329,775	1,539,369
Net loss from continuing operation	$(1,402,686)	$(3,076,017)

Net Revenues

Net revenues decreased by $419,866, or 43.7%, to $540,631 for the nine months ended September 30, 2018 from $960,497 for the nine months ended September 30, 2017. The decrease in revenue is primarily the result of a decrease in retail revenue of $293,937, or 37.8%, to $483,322 for the nine months ended September 30, 2018 from $777,259 for the nine months ended September 30, 2017 and a reduction in wholesale revenue of $125,929, or 68.7%, to $57,309 for the nine months ended September 30, 2018 from $183,238 for the nine months ended September 30, 2017 primarily due to reduced customer purchases of our products, due primarily to our reduction in marketing costs, and increased purchase discounts as we continue to focus on retail markets.

Cost of Sales

Cost of sales decreased by $206,428, or 55.4%, to $166,242 for the nine months ended September 30, 2018 from $372,670 for the nine months ended September 30, 2017. The decrease in cost of sales was primarily due to the decrease in revenue, offset partially by the reduced cost of product. As a percentage of revenue, cost of sales was 30.7% and 38.8% resulting in a gross margin of 69.3% and 61.2% for the nine months ended September 30, 2018 and for the nine months ended September 30, 2017, respectively, primarily due to reduced cost of product.

Operating expenses

Operating expenses decreased by $677,175, or 31.9%, to $1,447,300 for the nine months ended September 30, 2018 from $2,124,475 for the nine months ended September 30, 2017 due to decreases in stock based compensation of $506,863, consulting fees of $57,440, rent of $51,755, marketing costs of $56,855, compensation costs of $92,993, and travel expenses of $2,338, offset primarily by increases in investor relations costs of $15,325, professional fees of $47,691, depreciation and amortization costs of $12,720, and general and administration costs of $15,333, as a result of reorganizing our administrative infrastructure, primarily marketing costs, and refocusing our marketing initiatives to generate sales growth.

For the nine months ended September 30, 2018, we had marketing expenses of $337,724, stock based compensation of $112,293, and general and administrative expenses of $997,283 due to compensation costs of $443,304, travel expenses of $39,967, rent of $34,056, professional fees of $112,686, consulting fees of $25,095, depreciation and amortization costs of $185,256, investor relations costs of $79,060, and general and administration costs of $77,859 as a result of reorganizing our administrative infrastructure, primarily professional fees, and refocusing our marketing initiatives to generate sales growth.

For the nine months ended September 30, 2017, we had marketing expenses of $394,579, stock based compensation of $619,156, and general and administrative expenses of $1,110,740 due to compensation costs of $536,297, consulting costs of $82,535, travel expenses of $42,305, rent of $85,811, professional fees of $64,995, depreciation and amortization costs of $172,536, investor relations costs of $63,735, and general and administration costs of $62,526 as a result of reorganizing our administrative infrastructure, primarily professional fees, due to the decrease in revenues and refocusing our marketing initiatives to generate sales growth.

Other Expense

Other expense for the nine months ended September 30, 2018 totaled $329,775 primarily due to interest expense of $304,280 in conjunction with debt discount, and the extinguishment of debt of $524,458, offset primarily by the change in fair value of derivative liabilities of $498,963, compared to other expense of $1,539,369 for the nine months ended September 30, 2017 primarily due to interest expense of $337,610 in conjunction with debt discount, gain due to the change in fair value of warrant liabilities of $226,893, gain due to the change in fair value of derivative liabilities of $283,495, and extinguishment of debt of $691,371.

Net loss before income taxes

Net loss before income taxes for the nine months ended September 30, 2018 totaled $1,402,686 primarily due to revenue of $540,631 and (increases/decreases) in compensation costs, consulting services costs, rent, professional fees, marketing costs, and general and administration costs compared to a loss of $3,076,017 for the nine months ended September 30, 2017 primarily due to revenue of $960,497 and (increases/decreases) in compensation costs, consulting services costs, rent, professional fees, marketing costs, and general and administration costs.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $1,465 in the nine months ended September 30, 2018 resulting from cash used in operating activities of $298,433, cash used in investing activities of $6,439, and cash provided by financing activities of $303,407.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Net cash provided by (used in):
Operating activities	$(298,433)	$(181,051)
Investing activities	(6,439)	(68,328)
Financing activities	303,407	121,632
	$(1,465)	$(127,747)

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Cash Flows from Operating Activities – For the nine months ended September 30, 2018, net cash used in operating activities was $298,433. Net cash used in operations was primarily due to a net loss of $(1,402,686), offset partially by the changes in operating assets and liabilities of $406,202, primarily due to a net decrease in accounts receivable of $8,628, accrued compensation – related party of $138,750, due to related party of $380,121, inventory of $2,545, prepaid expenses of $1,336, and other current liabilities of $5,903, offset primarily by changes in accounts payable of $61,311, deferred revenue of $60,839, and the estimated fair value of contingent payments, net, of $8,931. In addition, net cash used in operating activities was offset primarily by adjustments to reconcile net loss from the loss on extinguishment of debt of $548,425, the accretion of the debt discount of $293,740, depreciation expense of $9,470, amortization expense of $175,786, the estimated fair market value of stock issued for services of $148,211, and the amortization of stock issued for future services of $11,250, stock based compensation issued to employees of $7,742, and stock based compensation – related party of $2,390, offset primarily by the change in derivative liabilities of $498,963.

For the nine months ended September 30, 2017, net cash used in operating activities was $181,051. Net cash used in operations was primarily due to a net loss of $(3,076,017), partially offset by the changes in operating assets and liabilities of $527,626, primarily due to a net increase in accounts payable of $155,525, accrued compensation – related party of $195,000, due to related party of $331,137, and other current liabilities of $20,240, offset primarily by decreases in accounts receivable of $17,322, deferred revenue of $37,4869, and the estimated fair value of contingent payments, net of $118,598. In addition, net cash used in operating activities was offset primarily by adjustments to reconcile net loss from stock based compensation – related party of $45,391, the accretion of the debt discount of $333,472, depreciation expense of $10,266, amortization expense of $162,270, the estimated fair market value of stock issued for services of $338,422, preferred share issued to CEO – related party of $270,000, stock based compensation issued to employees of $5,760, and loss on extinguishment of debt of $691,371 the change in derivative liabilities of $283,495 and the change in warrant liabilities of $226,893.

Cash Flows from Investing Activities – For the nine months ended September 30, 2018, net cash used in investing activities was $860 for purchases of computer equipment and $5,579 for website development costs. For the nine months ended September 30, 2017, net cash used in investing activities was $940 for purchases of computer equipment and $67,388 for website development costs.

Cash Flows from Financing Activities – For the nine months ended September 30, 2018, net cash provided by financing activities was $303,407 due to proceeds from short term convertible notes (net of issuance costs) of $250,000, proceeds from short term notes (net of issuance costs) of $155,020, offset primarily by repayments of short term notes of $101,613. For the nine months ended September 30, 2017, net cash provided by financing activities was $121,632 due to proceeds from short term notes of $147,504, offset primarily by repayments of $25,872.

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

Due to Related Party

During the nine months ended September 30, 2018, we received no advances from our CEO/director, incurred business expenses that were paid by the CEO/director of $1,456,311 (comprised of operating expenses of $1,447,723, website development costs of $5,529, inventory purchases totaling $2,200, and equipment purchases of $860) and had repayments of $1,076,191. We have a balance owed to the related party of $1,101,555 and $721,434 at September 30, 2018 and December 31, 2017, respectively. During the nine months ended September 30, 2018, we incurred $135,000 of compensation related to the CEO/director’s employment agreement and $60,000 of deferred compensation related to the Secretary’s employment agreement. As of September 30, 2018 and December 31, 2017, accrued compensation-related party was $1,174,750 and $1,036,000, respectively.

Stock Transactions

During the nine months ended September 30, 2018, the Company issued 4,750,000 restricted common shares for services rendered of $126,680 (based on our stock price on the measurement date).

On September 1, 2018, the Company issued 5,000,000 restricted common shares for payment of accounts payable of $88,165.

On July 8, 2018, the Company issued 100,000 restricted common shares to an Advisor, valued at $2,390 (based on the estimated fair value of the stock on the measurement date) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan (see Note 11).

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

On June 30, 2017, the Company entered into an Agreement and Note by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. In March 2018, as additional consideration for the note, the investors received 600,000 shares of restricted common stock, in aggregate, valued at $55,500 (based on our stock price on the date of grant). As of September 30, 2018, the Company had not issued the shares and has recorded a common stock payable.

On July 14, 2017, the Company entered into a contract with a third party for consulting services. The consulting agreement provides for the consultant to receive 487,500 shares for entering into the agreement that were valued at $34,125 (based on our stock price on the date of grant) and 162,500 restricted common shares each month beginning month four through month twelve. Through September 30, 2018, the consultant vested in 568,750 shares, valued at $101,156 (based on our stock price on the date of each grant). As of March 31, 2018, the Company had not issued the shares and recorded a common stock payable of $101,156. The shares were issued in April 2018 and the shares were reclassed from common stock payable to equity. The contract was terminated at January 26, 2018.

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

In July 2018, the Company issued a total of 100,000 restricted common shares, valued at $2,390 (based on our stock price on the date of grant), to a member of its advisory committee (“Advisors”) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

As of September 30, 2018, the Company issued a total of 100,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $3,750 and $11,250 under general and administrative expenses in the accompanying condensed consolidated Statements of Operations for the three and nine months ended September 30, 2018 with $2,500 remaining to be amortized. As of September 30, 2018, the Advisors had vested in 83,333 shares with 16,667 shares to vest over the remaining vesting period.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of our business.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had an accumulated deficit of approximately $11,784,000 and $10,381,000 at September 30, 2018 and December 31, 2017, respectively, had a working capital deficit of $3,814,000 and $3,404,000 at September 30, 2018 and December 31, 2017, respectively, had a net loss of approximately $1,403,000 and $3,076,000 for the nine months ended September 30, 2018 and 2017, respectively, and net cash used in operating activities of approximately $298,000 and $181,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

Inventories

Inventories are stated at the lower of cost or market on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Our inventory consists of loose sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of September 30, 2018 and December 31, 2017, we carried primarily loose sapphire jewels and loose sapphire jewels held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. We appraise our inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, we review the inventory each quarter against industry prices from gem-guide and if there is a potential impairment, we would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the appraised value of the sapphires could be significantly lower from the current estimated fair value. Our loose sapphire jewels do not degrade in quality over time. In view of the foregoing factors, we have concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of September 30, 2018 and December 31, 2017, respectively.

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

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2018 and December 31, 2017, the fair value of inventory, accrued compensation - related party, and advance from shareholder approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

In January 2018, the Company was advanced an additional $60,010 under the Note with no additional shares issued. In March 2018, we were advanced an additional $60,010 under the Note with 600,000 additional shares to be issued. As of September 30, 2018, we had not issued the shares and has recorded a common stock payable and a debt discount of $55,500 (based on our stock price on the date of grant). The debt discount is accreted to interest expense over the term of the note.

The note payable balance net of debt discount of $54,500 at September 30, 2018 was $83,740 with an availability of approximately $880,000 on the Note.

The Agreement and Note are being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. We are still accounting for the interest in accordance with GAAP.

We borrow funds from third parties from time to time for working capital purposes with an upfront fee of approximately $400, paying no interest, and with no length of repayment. For the nine months ended September 30, 2018, we had borrowings of $35,000 and repayments of $30,952 for a balance of $4,218 at September 30, 2018. Repayments are based on 30% of amounts processed through PayPal until the balance is paid.

During the nine months ended September 30, 2018, we received no advances from our CEO/director, incurred business expenses that were paid by the CEO/director of $1,456,311 (comprised of operating expenses of $1,447,723, website development costs of $5,529, inventory purchases totaling $2,200, and equipment purchases of $860) and had repayments of $1,076,191. We have a balance owed to the related party of $1,101,555 and $721,434 at September 30, 2018 and December 31, 2017, respectively. During the nine months ended September 30, 2018, we incurred $135,000 of compensation related to the CEO/director’s employment agreement and $60,000 of deferred compensation related to the Secretary’s employment agreement. As of September 30, 2018 and December 31, 2017, accrued compensation-related party was $1,174,750 and $1,036,000, respectively.

Contingent Payments

On December 1, 2016, we acquired substantially all of the operating assets of CCI. As part of the purchase price of the operating assets of CCI, there is a cash payment of $500,000 contingent upon a future offering and earn out payments for all sales of CCI and RGNP products sold via CCI sales channels for the 2017, 2018, 2019 and 2020 calendar years. The estimated fair value of the contingent payments totaled $424,511 and was recognized as a liability in the accompanying condensed consolidated balance sheets as of December 31, 2016. During the three and nine months ended September 30, 2018, ASK Gold and CCI each earned $4,165 and $8,931, respectively, of earn out payments for a total of $100,930. In addition, the Company paid $95,020 in reimbursement expenses (“Reimbursement Expenses”) that were the responsibility of CCI and will be applied against current and future earn out payments to CCI. The Company applied $50,465 of earn out payments owed to CCI against the Reimbursement Expenses for a net balance of $44,555 owed by CCI to the Company as of September 30, 2018 that is recorded in estimated fair value of contingent payments, net in the accompanying condensed consolidated balance sheets. As September 30, 2018, estimated fair value of contingent payments, net was $279,026.

Employment Agreements

We previously had a consulting agreement with our CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either us or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If we terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $45,000 and $90,000, and $45,000 and $90,000 for the three and nine months ended September 30, 2018 and 2017, respectively. Deferred compensation totaling $787,750 as of September 30, 2018, is included in Accrued Compensation in the accompanying condensed consolidated Balance Sheet. Deferred compensation includes $573,750 related to the employment agreement and $214,000 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the CEO totaling approximately $3,600 and $9,100, and $3,531 and $11,977 for the three and nine months ended September 30, 2018 and 2017, respectively. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

We previously had a consulting agreement with our secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expires on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If we terminate the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $20,000 and $40,000, and $20,000 and $40,000 for the three and nine months ended September 30, 2018 and 2017, respectively. Deferred compensation totaling $387,000 as of September 30, 2018, is included in Accrued Compensation in the accompanying condensed consolidated Balance Sheet. Deferred compensation includes $273,333 related to the employment agreement and $113,667 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the Secretary totaling approximately $1,800 and $5,400, and $1,798 and $5,378 for the three and nine months ended September 30, 2018 and 2017, respectively. Employee benefits include use of a car and car insurance.

Consulting Agreement

On October 10, 2017, we entered into a marketing agreement with a third party. The agreement expires October 9, 2018 (“Initial Term”), has a base compensation of $100,000, payable $12,500 quarterly, and provides for royalties at ten percent (10%) of the Net Revenues from the ION collection, as defined. If during the Initial Term, our net revenue from the sales of the ION collection exceed the $100,000 base compensation, then the agreement shall automatically be extended for two years. In conjunction with the agreement, we issued 1,000,000 restricted common shares to the consultant, valued at $180,000 (based on our stock price on the date of grant), an additional 500,000 restricted common shares shall be issued at the end of the Initial Term, and should the agreement be extended, we shall issue an additional 1,350,000 restricted common shares. In addition, we agreed to donate five percent (5%) of the Net Revenues from the ION collection to mutually agreeable disaster relief funds. We recorded marketing expense of $0 and $25,000 in the three and nine months ended September 30, 2018, respectively, with no amounts outstanding as of September 30, 2018. We terminated this agreement in April 2018.

Recent Accounting Pronouncements

Refer to Note 3 in the accompanying notes to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2018, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the nine months ended September 30, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We will continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2018, the Company issued 150,000 restricted common shares for services rendered, valued at $2,685.

In September 2018, the Company issued 5,000,000 restricted common shares for payment of accounts payable of $88,165.

In July 2018, the Company issued a total of 100,000 restricted common shares, valued at $2,390 (based on our stock price on the date of grant), to an Advisor as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

During the three months ended September 30, 2018, the Company issued 2,700,000 restricted common shares for services rendered of $46,780 (based on our stock price on the measurement date).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended September 30, 2018, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

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

REIGN CORPORATION

Date: November 14, 2018	By:	/s/ Joseph Segelman
Joseph Segelman
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)