Form 10-K
period 2018-12-31
Reign Sapphire Corp
filed 2019-04-01
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant was $499,318. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of April 1, 2019, there were 81,272,408 shares of common stock outstanding.

REIGN SAPPHIRE CORPORATION

2018 ANNUAL REPORT ON FORM 10-K

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

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Reign” refers to Reign Sapphire Corporation, a Delaware corporation;
●	“CCI” refers to Coordinates Collection, Inc.
●	“Commission” refers to the Securities and Exchange Commission;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I

Item 1. Business

Background

Business Overview

Reign Sapphire Corp. (“Reign”) (OTCQB: RGNP) was established on December 15, 2014 in the State of Delaware and is a Beverly Hills-based, direct-to consumer (“D2C”) branded and custom jewelry company with four niche brands: Reign Sapphires: ethically produced, millennial targeted sapphire jewelry, Coordinates Collection: custom jewelry, inscribed with location coordinates commemorating life’s special moments, Le Bloc: classic customized jewelry and ION Collection, an athleisure jewelry brand.

CCI, previously known as FD9 Group, Inc., markets and distributes classic custom jewelry through Le Bloc and custom jewelry, inscribed with location coordinates commemorating life’s special moments through Coordinates Collection. CCI was organized as a Delaware corporation in 2013 and is currently based in Los Angeles, California.

On December 1, 2016, substantially all of the operating assets of CCI were acquired by Reign, (see “Acquisition of Assets Related to the Coordinates Collection Business”). As part of the Acquisition, we created a wholly owned subsidiary, Reign Brands, which acted as the operating entity for the acquired CCI assets.

Subsequent to the acquisition of CCI’s assets, we had four niche brands: Reign Sapphires: ethically produced, source-to-consumer sapphire jewelry targeting millennials, Coordinates Collection: custom jewelry, inscribed with location coordinates commemorating life’s special moments, Le Bloc: classic customized jewelry and athleisure jewelry brand ION Collection.

On January 1, 2019, Reign Brands, Inc., a subsidiary of Reign Sapphire Corporation, entered into an Asset Purchase Agreement (the “Agreement”) with Co-Op Jewelers LLC (“Co-Op”), whereby Reign Brands, Inc. sold operating assets of Reign Brands, Inc., consisting of substantially all of the assets related to Coordinates Collection (“CC”). On January 1, 2019 (the “Closing Date”), the parties executed the Asset Purchase Agreement and the final exhibits.

Upon the closing of the Agreement, Reign Brands, Inc. sold substantially all of the operating assets of the CC business, consisting of fixed assets and intellectual property in exchange for an aggregate of $100,000 in cash.

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

Products

Our product lines consist of rings, bracelets, necklaces. When sapphires are used in the products, they are predominantly 1.5mm to 2.5mm diamond and princess cut melees.

Aspects of processing, manufacturing and sales:

●	Gem Shaping, Cutting, & Processing for our Reign Sapphire products: Our contract gem design team cut, shape, and process rough sapphire material into gem stones.
●	Jewelry Manufacturing: We outsource the manufacturing to a quality provider.
●	Packaging: Each jewelry item is accompanied by a high quality, durable jewelry box, gift bag, certificate of authenticity and warranty.
●	Our Reign Sapphire products feature sapphires that have been procured in the rough from commercial miners in New South Wales, Australia and processed by us. We do not have an exclusive supplier rather a number of commercial miners in the region that have been supplying the company with run-of-mine material for a number of years.

We do not rely on any principal suppliers and do not have any formal contracts with our suppliers. In the event that we are unable to conduct business on satisfactory terms with any of our suppliers, we believe that a number of alternative sources will be available to us and that our business can continue without disruption or adverse change in terms of pricing and availability.

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

Intellectual Property

Reign owns trademarks in the jewelry and gemstone class including “Reign”, “Reign Opulence”, “LeBloc”, and we also own a number of domain names.

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

Procurement and Manufacturing

At the present time, all of our manufacturing is outsourced. We have no formal contracts with our suppliers and manufacturers. In the event that we are unable to conduct business on satisfactory terms with any of these suppliers or manufacturers, we believe that an extensive number of alternative sources will be available to us and that our business can continue without disruption or adverse change in terms of pricing and availability.

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

We have an employer contribution for healthcare but we do not provide pension, annuity, insurance, profit sharing, or similar benefit plans; however, we may adopt plans in the future.

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

Item 2. Properties

Our corporate address is 9465 Wilshire Blvd, Beverly Hills, California.

Our customer service and distribution facility was previously located at 1933 S. Broadway. Los Angeles, California. Through June 2018, we leased our customer service and distribution facility on a month-to-month basis for $4,000 per month from a third party.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our stock is quoted on the OTCQB under the symbol “RGNP.” We were listed on May 23, 2016. There are 81,272,408 shares outstanding as of March 29, 2019. The below table provides the high and low bid prices of our common stock for each quarterly period during the last two years.

	Year ended December 31, 2018
	High	Low
Fourth Quarter	$0.0179	$0.0071
Third Quarter	$0.0239	$0.01
Second Quarter	$0.0976	$0.0169
First Quarter	$0.1699	$0.0795

	Year ended December 31, 2017
	High	Low
Fourth Quarter	$0.31	$0.11
Third Quarter	$0.17	$0.05
Second Quarter	$0.16	$0.06
First Quarter	$0.16	$0.03

(b) Transfer Agent

The transfer agent and registrar for our common stock is VStock Transfer, LLC located at 18 Lafayette Place, Woodmere, New York.

(b) Shareholders of Record

The number of beneficial holders of record of our common stock as of the close of business on December 31, 2018 was 89.

(c) Dividends

We do not expect to pay cash dividends in the next term. We intend to retain future earnings, if any, to provide funds for operation of our business. We currently have no restrictions affecting our ability to pay cash dividends.

(d) Equity Compensation Plans

As of December 31, 2018, our board of directors and shareholders previously authorized the adoption and implementation of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The principal purpose of the 2015 Plan is to attract, retain and motivate our employees, officers, directors, consultants, agents, advisors and independent contractors and our related companies by providing them the opportunity to acquire a proprietary interest in us and to link their interests and efforts to the long-term interests of our shareholders. Under the 2015 Plan, an aggregate of 20,000,000 shares of our common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. The exercise price for each option may not be less than fair market value of the common stock on the date of grant, and shall vest as determined by our board of directors but shall not exceed a ten-year period.

As of December 31, 2018, we had previously granted to our CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The Black-Scholes option-pricing model used the following weighted average assumptions as of December 31, 2016: (i) no dividend yield for each year, (ii) volatility of 35.6 percent, (iii) risk-free interest rate of 1.87 percent, (iv) stock price of $0.25, (v) exercise price of $0.005, and (vi) expected life of 6.0. The options vested 50% on the first anniversary of the grant date (“First Year Vest”) and the remaining 50% of the shares vested in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the grant date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”).

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

As of December 31, 2018, the Company previously issued a total of 100,000 restricted common shares to a member of its advisory committee (“Advisor”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $13,750 and $1,250 under general and administrative expenses in the accompanying consolidated Statements of Operations for the years ended December 31, 2018 and 2017, respectively, with $0 remaining to be amortized. As of December 31, 2018, the Advisor had vested in 100,000 shares with 0 shares remaining to vest.

As of December 31, 2018, we issued a total of 700,000 restricted common shares to members of our advisory committee (“Advisors”), valued at $135,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to our 2015 Plan. One-twelfth (1/12) of the shares will be earned each month. We will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. We recognized compensation expense of $13,750 and $41,667 for the years ended December 31, 2018 and 2017 respectively, with $0 remaining to be amortized, under general and administrative expenses in the accompanying consolidated Statements of Operations. As of December 31, 2018, the Advisors had vested in all 700,000 shares.

Recent Sales of Unregistered Securities

In November 2018, the Company issued 8,000,000 restricted common shares for payment of accounts payable of $117,600.

In November 2018, we issued 2,500,000 restricted common shares in consideration for the modification of the existing short term convertible notes.

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

OVERVIEW:

Financial Presentation

On December 1, 2016, substantially all of the operating assets of Coordinates Collection, Inc. (“CCI”) was acquired by Reign Sapphire Corporation (“us”, “we, “Reign”). We are a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company. As part of the Acquisition, we created a wholly owned subsidiary, Reign Brands, Inc. (“Reign Brands”), which is a Delaware corporation, and acts as the operating entity for the acquired CCI assets. The acquisition method of accounting was used to record assets acquired and liabilities assumed by us. Such accounting generally results in increased amortization and depreciation reported in future periods. CCI’s fixed assets and identifiable intangible assets acquired were recorded based upon their estimated fair values as of the closing date of the Acquisition.  The excess of purchase price over the value of the net assets acquired was recorded as goodwill.

Historical Development

Reign Sapphires - Continuing Operations

Reign is a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company with 4 niche brands: Reign Sapphires: ethically produced, source-to-consumer sapphire jewelry targeting millennials, Le Bloc: classic customized jewelry, and athleisure jewelry brand ION Collection.

Reign Sapphire Corporation was established on December 15, 2014 in the State of Delaware as a vertically integrated “source to retail” model for sapphires – rough sapphires to finished jewelry; a color gemstone brand; and a jewelry brand featuring Australian sapphires. We acquired our Coordinates Collection and Le Bloc brands and the assets related to the production and sale of the brands on December 1, 2016.

The Company includes Reign Brands, Inc. as a wholly owned subsidiary, formed under of laws of the State of Delaware.

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

Coordinates Collection - Discontinued Operations

On January 1, 2019, Reign Brands, Inc., a subsidiary of Reign Sapphire Corporation, entered into an Asset Purchase Agreement (the “Agreement”) with Co-Op Jewelers LLC (“Co-Op”), whereby Reign Brands, Inc. sold operating assets of Reign Brands, Inc., consisting of substantially all of the assets related to Coordinates Collection (“CC”). On January 1, 2019 (the “Closing Date”), the parties executed the Asset Purchase Agreement and the final exhibits.

Upon the closing of the Agreement, Reign Brands, Inc. sold substantially all of the operating assets of the CC business, consisting of fixed assets and intellectual property in exchange for an aggregate of $100,000 in cash. The Agreement contained customary closing conditions.

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

The January and February 2018 Convertible Notes mature on March 31, 2019, as amended, and provide for interest to accrue at an interest rate equal to 18% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Convertible Notes. At any time after 180 days from the Issue Date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Convertible Notes is $0.08 per share, subject to adjustment as provided therein, such as stock splits and stock dividends. There is also a one-time interest charge of 10% due at maturity.

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

In October 2018, the January and February 2018 Crossover Purchase Agreement was amended to extend the maturity date to December 31, 2018 and to remove the right of the Company to 3,000,000 of the Redeemable Shares and Crossover was issued the shares.

The exercise price for the Warrants is $0.15, subject to adjustment, are exercisable for five years after the date of the Warrant and are exercisable in whole or in part, as either a cash exercise or as a “cashless” exercise.

Note Payable

On June 30, 2017, we entered into a Loan Agreement, a Secured Promissory Note (“Note”) and a personal guarantee with respect to the funding by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. Until December 31, 2018, we had the ability to request quarterly advances of up to the lesser of (i) $250,000 or (ii) one sixth (1/6) of the revenue reported in the Form 10-Q or 10-K for the previous calendar quarter or previous fiscal year, whichever is most recent, provided that such revenue generated a profit of at least 10 percent (10%). The investors may advance the funds in their absolute discretion. In June 2017, the Company was advanced $125,005. The Note shall become due and payable 18 months from each advance date. We must make payments to the investors in an amount of $350, including interest at 10% per annum, every business day from the date of the first advance, which shall be increased proportionately upon each advance. The Note is secured with our assets pursuant to a security agreement dated December 23, 2015. In addition, our CEO has personally guaranteed the Note. As additional consideration for the loan, the investors received 1,500,000 shares of restricted common stock, in aggregate, valued at $105,000 (based on our stock price on the date of grant) along with $2,500 in cash for reimbursement of expenses incurred and recorded as debt issuance costs of $107,500.

The note payable balance net of debt discount of $27,750 at December 31, 2018 was $103,770 with an availability of $880,000 on the Note.

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

We borrow funds from third parties from time to time for working capital purposes with an upfront fee of approximately $400, paying no interest, and with no length of repayment. For the year ended December 31, 2018, we had borrowings of $35,000 and repayments of $35,171 for a balance of $0 at December 31, 2018. Repayments are based on 30% of amounts processed through PayPal until the balance is paid.

Stock Transactions

Common Stock

In November 2018, the Company issued 8,000,000 restricted common shares for payment of accounts payable of $117,600.

In November 2018, we issued 2,500,000 restricted common shares in consideration for the modification of the existing short term convertible notes.

In October 2018, the Company issued 150,000 restricted common shares for services rendered, valued at $2,685 (based on our stock price on the date of grant).

During the year ended December 31, 2018, the Company issued 4,750,000 restricted common shares for services rendered of $126,680 (based on our stock price on the measurement date).

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

On July 14, 2017, the Company entered into a contract with a third party for consulting services. The consulting agreement provides for the consultant to receive 487,500 shares for entering into the agreement that were valued at $34,125 (based on our stock price on the date of grant) and 162,500 restricted common shares each month beginning month four through month twelve. During 2018, the consultant vested in 568,750 shares, valued at $101,156 (based on our stock price on the date of each grant). The contract was terminated at January 26, 2018.

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

As of December 31, 2018, the Company previously issued a total of 100,000 restricted common shares to a member of its advisory committee (“Advisor”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $13,750 and $1,250 under general and administrative expenses in the accompanying consolidated Statements of Operations for the years ended December 31, 2018 and 2017, respectively, with $0 remaining to be amortized. As of December 31, 2018, the Advisor had vested in 100,000 shares with 0 shares remaining to vest.

As of December 31, 2018, the Company issued a total of 700,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $135,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant8 to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $13,750 and $41,667 for the years ended December 31, 2018 and 2017 respectively, with $0 remaining to be amortized, under general and administrative expenses in the accompanying consolidated Statements of Operations. As of December 31, 2018, the Advisors had vested in all 700,000 shares.

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

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the years ended December 31, 2018 and 2017, the Company recorded retail sales of $623,514 ($28,348 from continuing operations and $595,166 from discontinued operations) and $1,061,248 ($26,199 from continuing operations and $1,035,049 from discontinued operations), respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the years ended December 31, 2018 and 2017, the Company recorded wholesale sales of $63,976 ($0 from continuing operations and $63,976 from discontinued operations) and $222,930 ($12,235 from continuing operations and $210,695 from discontinued operations), respectively.

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

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the statement of operations, were $23,784 and $745 for the years ended December 31, 2018 and 2017, respectively.

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

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Reign Sapphires – Continuing Operations

The following discussion represents a comparison of our results of operations for the years ended December 31, 2018 and 2017.  The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Year Ended December 31, 2018	Year Ended December 31, 2017

Net revenues	$28,348	$38,434
Cost of sales	9,712	21,431
Gross Profit	18,636	17,003
Operating expenses	1,023,339	2,045,323
Other expense	1,299,774	1,816,177
Net loss before income taxes and discontinued operations	$(2,304,477)	$(3,844,497)

Net Revenues

Net revenues decreased by $10,086, or 26.2%, to $28,348 for the year ended December 31, 2018 from $38,434 for the year ended December 31, 2017. The decrease in revenue is primarily the result of a decrease in wholesale revenue of $12,235, or 100%, to $0 for the year ended December 31, 2018 from $12,235 and an increase in retail revenue of $2,149 or 8.2%, to $28,348 for the year ended December 31, 2018 from $26,199 for the year ended December 31, 2017 primarily due to reduced customer purchases of our products, due primarily to our reduction in marketing costs.

Cost of Sales

Cost of sales decreased by $11,719, or 54.7%, to $9,712 for the year ended December 31, 2018 from $21,431 for the year ended December 31, 2017. The decrease in cost of sales was primarily due to the decrease in revenue, offset partially by the reduced cost of product. As a percentage of revenue, cost of sales was 34.2% and 55.8% resulting in a gross margin of 65.7% and 44.2% for the years ended December 31, 2018 and 2017, respectively, primarily due to reduced cost of product.

Operating expenses

Operating expenses decreased by $1,021,984, or 50.0%, to $1,023,339 for the year ended December 31, 2018 from $2,045,323 for the year ended December 31, 2017 primarily due to decreases in stock based compensation of $804,592, marketing costs of $28,585, compensation costs of $158,291, rent of $58,434, consulting costs of $46,919, and general and administration costs of $5,022, offset primarily by increases in depreciation and amortization costs of $11,594, travel expenses of $9,631, investor relations costs of $1,762, professional fees of $56,872, as a result of reorganizing our administrative infrastructure, primarily marketing costs, and refocusing our marketing initiatives to generate sales growth.

For the year ended December 31, 2018, we had marketing expenses of $45,949, stock based compensation of $114,978, and general and administrative expenses of $862,412 primarily due to compensation costs of $244,641, consulting costs of $13,030, travel expenses of $53,918, rent of $33,245, professional fees of $158,524, depreciation and amortization costs of $247,386, investor relations costs of $83,285, and general and administration costs of $28,383 as a result of reorganizing our administrative infrastructure due to refocusing our marketing initiatives to generate anticipated sales growth.

For the year ended December 31, 2017, we had marketing expenses of $74,534, stock based compensation of $919,570, and general and administrative expenses of $1,051,219 primarily due to compensation costs of $402,932, consulting costs of $59,949, travel expenses of $44,287, rent of $91,679, professional fees of $101,652, depreciation and amortization costs of $235,792, investor relations costs of $81,523, and general and administration costs of $33,405 as a result of reorganizing our administrative infrastructure due to refocusing our marketing initiatives to generate anticipated sales growth.

Other (Income) Expense

Other expense for the year ended December 31, 2018 totaled $1,299,774 primarily due to interest expense of $352,837 in conjunction with debt discount, impairment of long-term assets of $942,736, and the extinguishment of debt of $535,039, offset partially by the change in fair value of derivative liabilities of $530,838, compared to other expense of for the year ended December 31, 2017 totaled $1,816,177 primarily due to interest expense of $790,841 in conjunction with debt discount, the change in fair value of warrant liabilities of $181,896, the modification of warrants and derivatives of $238,935, and the extinguishment of debt of $691,371, offset partially by the change in fair value of derivative liabilities of $86,856.

Net loss before income taxes and discontinued operations

Net loss before income taxes and discontinued operations for the year ended December 31, 2018 totaled $2,304,477 primarily due to revenue of $28,348 and (increases/decreases) in compensation costs, stock based compensation, professional fees, marketing costs, investor relations costs, impairment charges, and general and administration costs compared to a loss of $3,845,297 for the year ended December 31, 2017 primarily due to revenue of $38,434 and (increases/decreases) in compensation costs, stock based compensation, professional fees, marketing costs, investor relations costs, and general and administration costs.

Assets and Liabilities

Assets were $862,049 as of December 31, 2018. Assets consisted primarily of cash of $7,497, current assets of discontinued operations and assets held for sale of $2,096, inventory of $723,595 which includes samples inventory of $62,977, equipment of $15,530, intangible assets of $113,331 (net of impairment of $942,736). Liabilities were $4,577,291 as of December 31, 2018. Liabilities consisted primarily of accrued compensation-related party of $1,239,750, due to related party of $1,246,805, accounts payable of $22,710, current liabilities of discontinued operations and assets held for sale $162,978, other current liabilities of $69,774, notes payable of $103,770, net of $27,750 of unamortized debt discount, and convertible notes of $1,731,504, net of $0 of unamortized debt discount. The reason for the impairment charges of $942,736 and $0 in years ended December 31, 2018 and 2017, respectively, are the result of the Company’s determination that cash flows from CCI may not be realized.

Coordinates Collection – Discontinued Operations

The following discussion represents a comparison of our results of operations for the years ended December 31, 2018 and 2017.  The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Year Ended December 31, 2018	Year Ended December 31, 2017

Net revenues	$659,142	$1,245,744
Cost of sales	227,157	490,951
Gross Profit	431,985	754,793
Operating expenses	746,982	1,160,760
Net loss from discontinued operations	$(314,997)	$(405,967)

Net Revenues

Net revenues decreased by $586,602, or 47.1%, to $659,142 for the year ended December 31, 2018 from $1,245,744 for the year ended December 31, 2017. The decrease in revenue is primarily the result of a decrease in retail revenue of $439,883 or 42.5%, to $595,166 for the year ended December 31, 2018 from $1,035,049 for the year ended December 31, 2017 and a reduction in wholesale revenue of $146,719, or 69.6%, to $63,976 for the year ended December 31, 2018 from $210,695 for the year ended December 31, 2017 primarily due to reduced customer purchases of our products, due primarily to our reduction in marketing costs, and increased purchase discounts as we continue to focus on retail markets.

Cost of Sales

Cost of sales decreased by $263,794, or 53.7%, to $227,157 for the year ended December 31, 2018 from $490,951 for the year ended December 31, 2017. The decrease in cost of sales was primarily due to the decrease in revenue, offset partially by the reduced cost of product. As a percentage of revenue, cost of sales was 34.5% and 39.4% resulting in a gross margin of 65.5% and 60.6% for the years ended December 31, 2018 and 2017, respectively, primarily due to reduced cost of product.

Operating expenses

Operating expenses decreased by $413,778, or 35.6%, to $746,982 for the year ended December 31, 2018 from $1,160,760 for the year ended December 31, 2017 primarily due to decreases in stock based compensation of $248,250, marketing costs of $141,248, compensation costs of $9,246, rent of $1,000, travel expenses of $5,243, consulting costs of $28,729, and professional fees of $1,685, offset partially by general and administration costs of $21,623 as a result of reorganizing our administrative infrastructure, primarily marketing costs, and refocusing our marketing initiatives to generate sales growth.

For the year ended December 31, 2018, we had marketing expenses of $317,666 and general and administrative expenses of $429,316 primarily due to compensation costs of $320,995, consulting costs of $3,286, travel expenses of $7,963, rent of $7,000, professional fees of $11,778, and general and administration costs of $78,294 as a result of reorganizing our administrative infrastructure due to refocusing our marketing initiatives to generate anticipated sales growth.

For the year ended December 31, 2017, we had marketing expenses of $458,914, stock based compensation of $248,250, and general and administrative expenses of $453,596 primarily due to compensation costs of $330,241, consulting costs of $32,015, travel expenses of $13,206, rent of $8,000, professional fees of $13,463, and general and administration costs of $56,671 as a result of reorganizing our administrative infrastructure due to refocusing our marketing initiatives to generate anticipated sales growth.

Net loss from discontinued operations

Net loss from discontinued operations for the year ended December 31, 2018 totaled $314,997 primarily due to revenue of $659,142 and (increases/decreases) in compensation costs, stock based compensation, professional fees, marketing costs, investor relations costs, impairment charges, and general and administration costs compared to a loss from discontinued operations of $405,967 for the year ended December 31, 2017 primarily due to revenue of $1,245,744 and (increases/decreases) in compensation costs, stock based compensation, professional fees, marketing costs, investor relations costs, and general and administration costs.

Assets and Liabilities

Current assets of discontinued operations and assets held for sale were $2,096 as of December 31, 2018. Current assets of discontinued operations and assets held for sale consisted primarily of accounts receivable of $2,096. Current liabilities of deferred revenue of $21,977, estimated fair value of contingent payments of $137,007, and other current liabilities of $3,994.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows for the year ended December 31, 2018 of $2,095 resulting from cash used in operating activities of $286,112, and cash used in investing activities of $8,452, offset partially by cash provided by financing activities of $292,469.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended December 31, 2018	Year Ended December 31, 2017

Net cash provided by (used in):
Operating activities	$(286,112)	$(400,003)
Investing activities	(8,452)	(79,068)
Financing activities	292,469	339,056
	$(2,095)	$(140,015)

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Cash Flows from Operating Activities – For the year ended December 31, 2018, net cash used in operations was $286,112 compared to net cash used in operations of $400,003 for the year ended December 31, 2017. Net cash used in operations was primarily due to a net loss of $2,620,274 for year ended December 31, 2018, and the change in derivative liabilities of $530,838, offset primarily by stock based compensation – related party of $2,390, stock based compensation issued to employees of $7,742, the estimated fair market value of stock issued for services of $230,521, depreciation expense of $12,698, amortization expense of $234,688, accretion of debt discount of $340,216, the loss on extinguishment of debt of $535,039, the amortization of stock issued for future services of $13,750, the impairment of long-term assets of $942,736, and the changes in operating assets and liabilities of $545,220, primarily due to the increase in accrued compensation - related party of $203,750, due to related party of $525,371, prepaid expenses of $1,336, accounts receivable of $7,634, inventory of $2,545, and other current liabilities of $11,799, offset partially by the estimated fair value of contingent payments, net of $8,932, accounts payable of $138,805, and deferred revenue of $59,478.

Net cash used in operations was primarily due to a net loss of $4,251,264 for year ended December 31, 2017, and the change in warrant and derivative liabilities of $86,856, offset primarily by stock based compensation – related party of $45,391, stock based compensation issued to employees of $16,920, the estimated fair market value of stock issued for services of $811,301, depreciation expense of $13,712, amortization expense of $222,081, accretion of debt discount of $415,237, the preferred share issued to CEO – related party of $270,000, interest expense in conjunction with debt issuance of $368,778, the change in warrant liabilities of $181,896, the modification of warrant and derivative liabilities of $238,935, the loss on extinguishment of debt of $691,361, and the changes in operating assets and liabilities of $662,505, primarily due to the increase in accounts payable of $177,068, deferred revenue of $2,635, accrued compensation - related party of $260,000, due to related party of $280,687, common stock payable of $79,625, and other current liabilities of $26,398, offset partially by prepaid expenses of $15,086, accounts receivable of $9,730, inventory of $2,538, and estimated fair value of contingent payments, net of $136,554.

Cash Flows from Investing Activities – For the year ended December 31, 2018, net cash used in investing was $8,452 compared to net cash used in investing of $79,068 for the year ended December 31, 2017. Net cash used in investing activities was mainly due to purchases of equipment and the acquisition of intangible assets.

Cash Flows from Financing Activities – For the year ended December 31, 2018, net cash provided by financing was $292,469 compared to net cash provided by financing of $339,056 for the year ended December 31, 2017. The net cash provided by financing activities in 2018 was primarily due to proceeds from short-term convertible notes of $250,000, proceeds from short-term notes of $155,020, and repayments of short-term notes of $112,551. The net cash provided by financing activities in 2017 was primarily due to proceeds from short-term convertible notes of $250,005, proceeds from short-term notes of $149,504, and repayments of short-term notes of $60,453.

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

The January and February 2018 Convertible Notes mature on March 31, 2019, as amended, and provide for interest to accrue at an interest rate equal to 18% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Convertible Notes. At any time after 180 days from the Issue Date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Convertible Notes is $0.08 per share, subject to adjustment as provided therein, such as stock splits and stock dividends. There is also a one-time interest charge of 10% due at maturity.

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

In October 2018, the January 2018 Crossover Purchase Agreement was amended to extend the maturity date to December 31, 2018 and to remove the right of the Company to 3,000,000 of the Redeemable Shares and Crossover was issued the shares.

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

The note payable balance net of debt discount of $27,750 at December 31, 2018 was $103,770 with an availability of $880,000 on the Note.

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

We borrow funds from third parties from time to time for working capital purposes with an upfront fee of approximately $400, paying no interest, and with no length of repayment. For the year ended December 31, 2018, we had borrowings of $35,000 and repayments of $35,171 for a balance of $0 at December 31, 2018. Repayments are based on 30% of amounts processed through PayPal until the balance is paid.

Due to Related Party

During 2018, we received no advances from our CEO/director incurred business expenses of $1,963,371 (comprised of operating expenses of $1,952,720, inventory purchases totaling $2,200, website development costs of $5,502, and purchased equipment of $2,950) and had repayments of $1,438,000. We have a balance owed to the related party of $1,246,805 and $721,434 at December 31, 2018 and 2017, respectively. During 2018, we incurred $123,750 of deferred compensation related to the CEO/director’s employment agreement and $80,000 of deferred compensation related to the Secretary’s employment agreement. As of December 31, 2018 and 2017, accrued compensation – related party was $1,239,750 and $1,036,000, respectively.

Stock Transactions

In November 2018, the Company issued 8,000,000 restricted common shares for payment of accounts payable of $117,600.

In November 2018, we issued 2,500,000 restricted common shares in consideration for the modification of the existing short term convertible notes.

In October 2018, the Company issued 150,000 restricted common shares for services rendered, valued at $2,685 (based on our stock price on the date of grant).

During the year ended December 31, 2018, the Company issued 4,750,000 restricted common shares for services rendered of $126,680 (based on our stock price on the measurement date).

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

On July 14, 2017, the Company entered into a contract with a third party for consulting services. The consulting agreement provides for the consultant to receive 487,500 shares for entering into the agreement that were valued at $34,125 (based on our stock price on the date of grant) and 162,500 restricted common shares each month beginning month four through month twelve. During 2018, the consultant vested in 568,750 shares, valued at $101,156 (based on our stock price on the date of each grant). The contract was terminated at January 26, 2018.

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

As of December 31, 2018, the Company previously issued a total of 100,000 restricted common shares to a member of its advisory committee (“Advisor”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $13,750 and $1,250 under general and administrative expenses in the accompanying consolidated Statements of Operations for the years ended December 31, 2018 and 2017, respectively, with $0 remaining to be amortized. As of December 31, 2018, the Advisor had vested in 100,000 shares with 0 shares remaining to vest.

As of December 31, 2018, the Company issued a total of 700,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $135,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant8 to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $13,750 and $41,667 for the years ended December 31, 2018 and 2017 respectively, with $0 remaining to be amortized, under general and administrative expenses in the accompanying consolidated Statements of Operations. As of December 31, 2018, the Advisors had vested in all 700,000 shares.

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

We recognized expense of $2,390 and $45,391 for the year ended December 31, 2018 and 2017, respectively, within stock based compensation – related party in the accompanying consolidated Statement of Operations with no amounts remaining to be recognized.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of our business during the next twelve months.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

Our independent registered accounting firm has added an explanatory paragraph to their Report of Independent Registered Public Accounting Firm issued in connection with our consolidated financial statements. We had an accumulated deficit of approximately $13,001,000 and $10,381,000 at December 31, 2018 and 2017, respectively, had a working capital deficit of $3,844,000 and $3,404,000 at December 31, 2018 and 2017, respectively, had a net loss of approximately $2,620,000 and $4,251,000 for the years ended December 31, 2018 and 2017, respectively, and net cash used in operating activities of approximately $286,000 and $400,000 for the years ended December 31, 2018 and 2017, respectively.

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

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the years ended December 31, 2018 and 2017, the Company recorded retail sales of $623,514 and $1,061,248, respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the years ended December 31, 2018 and 2017, the Company recorded wholesale sales of $63,976 and $222,930, respectively.

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

Accounts Receivable

We record trade receivables when revenue is recognized. When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. At December 31, 2018 and 2017, we had no allowance for doubtful accounts. For the years ended December 31, 2018 and 2017, there were no accounts written-off.

Inventories

Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Our inventory consists of loose sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of December 31, 2018, inventory consists of loose sapphire jewels, finished jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. We perform our own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, we review the inventory each quarter against industry prices from gem-guide and if there is a potential impairment, we would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessment of the sapphires could be significantly lower from the current estimated fair value. Our loose sapphire jewels do not degrade in quality over time.

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

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2018 and 2017, the fair value of inventory, accrued compensation - related party, and advance from shareholder approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Discontinued Operations

Pursuant to ASC 205-20 Discontinued Operations, in determining whether a group of assets that is disposed (or to be disposed) should be presented as a discontinued operation, we analyze whether the group of assets being disposed represents a component of the Company; that is, whether it had historic operations and cash flows that were clearly distinguished, both operationally and for financial reporting purposes. In addition, we consider whether the disposal represents a strategic shift that has or will have a major effect on our operations and financial results. The results of discontinued operations, as well as any gain or loss on the disposal, if applicable, are aggregated and separately presented in our consolidated statements of operations, net of income taxes. The historical financial position of discontinued operations are aggregated and separately presented in our accompanying consolidated balance sheets.

Recent Accounting Pronouncements

Refer to Note 3 in the accompanying notes to the consolidated financial statements.

Future Contractual Obligations and Commitments

Refer to Note 3 in the accompanying notes to the consolidated financial statements for future contractual obligations and commitments. Future contractual obligations and commitments are based on the terms of the relevant agreements and appropriate classification of items under U.S. GAAP as currently in effect. Future events could cause actual payments to differ from these amounts.

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

Convertible Note Payable

January 2018 Securities Purchase Agreement

In January and February 2018, the Company entered into Securities Purchase Agreements with respect to the sale and issuance to Crossover Capital Fund II, LLC (“Crossover”) totaling (i) 833,332 shares of the Company’s Common Stock; (ii) 3,000,000 redeemable shares, (iii) $294,000 aggregate principal amount of a convertible promissory note and (iv) Common Stock Purchase Warrants to purchase up to an aggregate of 1,960,000 shares of the Company’s common stock for aggregate consideration of $255,000 cash.   The January and February 2018 Convertible Notes mature on March 31, 2019, as amended, respectively, and provides for interest to accrue at an interest rate equal to 18% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Note. If the Note is prepaid on or prior to the maturity date, all of the Redeemable Shares shall be returned to the treasury shares of the Company, without any payment by the Company for the Redeemable Shares. Further, if the Company prepays a portion of the Note, but not the entire Note, on or before the maturity date, a pro rata portion of the Redeemable Shares shall be returned to the Company’s treasury in proportion to the prepayment amount as it relates to the entire Note balance. There is also a one-time interest charge of 10% due at maturity.

November 2017 Securities Purchase Agreement

We entered into a Securities Purchase Agreement with respect to the sale and issuance to certain institutional investors Alpha and Brio of up to (i) 833,354 shares of our common stock, (ii) $287,502 aggregate principal amount of secured convertible notes and (iii) common stock purchase warrants to purchase up to an aggregate of 3,593,776 shares of our common stock as defined in the Securities Purchase Agreement.   The aggregate cash subscription amount received by us from the purchasers for the issuance of the incentive shares, notes and warrants was approximately $250,005, which was issued at a $37,497 original issue discount from the face value of the note. The notes mature on March 31, 2019, as amended on January 2, 2019, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the notes.

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

Note Payable

On June 30, 2017, we entered into a Loan Agreement, a Secured Promissory Note (“Note”) and a personal guarantee with respect to the funding by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. Until December 31, 2018, we have the ability to request quarterly advances of up to the lesser of (i) $250,000 or (ii) one sixth (1/6) of the revenue reported in the Form 10-Q or 10-K for the previous calendar quarter or previous fiscal year, whichever is most recent, provided that such revenue generated a profit of at least 10 percent (10%). The investors may advance the funds in their absolute discretion. In June 2017, the Company was advanced $125,005. The Note shall become due and payable 18 months from each advance date. We must make payments to the investors in an amount of $350, including interest at 10% per annum, every business day from the date of the first advance, which shall be increased proportionately upon each advance. The Note is secured with our assets pursuant to a security agreement dated December 23, 2015. In addition, our CEO has personally guaranteed the Note. As additional consideration for the loan, the investors received 1,500,000 shares of restricted common stock, in aggregate, valued at $105,000 (based on our stock price on the date of grant) along with $2,500 in cash for reimbursement of expenses incurred and recorded as debt issuance costs of $107,500. The note payable balance net of debt discount of $27,750 at December 31, 2018 was $103,770 with an availability of $880,000 on the Note.

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

We borrow funds from third parties from time to time for working capital purposes with an upfront fee of approximately $400, paying no interest, and with no length of repayment. For the year ended December 31, 2018, we had borrowings of $35,000 and repayments of $35,171 for a balance of $0 at December 31, 2018. Repayments are based on 30% of amounts processed through PayPal until the balance is paid.

During the year ended December 31, 2018, we received no advances from our CEO/director and incurred business expenses that were paid by the CEO/director of $1,963,371 (comprised of operating expenses of $1,952,720, inventory purchases totaling $2,200, website development costs of $5,502, and purchased equipment of $2,950) and had repayments of $1,438,000. We have a balance owed to the related party of $1,246,805 and $721,434 at December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, we incurred $123,750 of deferred compensation related to the CEO/director’s employment agreement and $80,000 of deferred compensation related to the Secretary’s employment agreement. As of December 31, 2018 and 2017, accrued compensation-related party was $1,239,750 and $1,036,000, respectively.

Contingent Payments

On December 1, 2016, we acquired substantially all of the operating assets of CCI. As part of the purchase price of the operating assets of CCI, there is a cash payment of $500,000 contingent upon a future offering and earn out payments for all sales of CCI and RGNP products sold via CCI sales channels for the 2017, 2018, 2019 and 2020 calendar years. The estimated fair value of the contingent payments totaled $424,511 and was recognized as a liability in the accompanying consolidated balance sheets as of December 31, 2016. During the years ended December 31, 2018 and 2017, ASK Gold and CCI each earned $11,751 and $41,534, respectively, of earn out payments for a total of $106,570. In addition, we paid $95,020 in reimbursement expenses (“Reimbursement Expenses”) that were the responsibility of CCI and will be applied against current and future earn out payments to CCI. We applied $11,751 and $41,534 of earn out payments owed to CCI for 2018 and 2017 against the Reimbursement Expenses for a net balance of $41,735 owed by CCI to the Company as of December 31, 2018 that is recorded in estimated fair value of contingent payments, net in the accompanying consolidated balance sheets. In 2018, we issued 8,000,000 common shares for settlement of amounts owed to ASK Gold of $139,199, As of December 31, 2018, estimated fair value of contingent payments, net was $137,007.

Consulting Agreement

On October 10, 2017, we entered into a marketing agreement with a third party. The agreement was to expire on October 9, 2018 (“Initial Term”), had a base compensation of $100,000, payable $12,500 quarterly, and provided for royalties at ten percent (10%) of the Net Revenues from the ION collection, as defined. If during the Initial Term, our net revenue from the sales of the ION collection exceeded the $100,000 base compensation, then the agreement would have automatically been extended for two years. In conjunction with the agreement, we issued 1,000,000 restricted common shares to the consultant, valued at $180,000 (based on our stock price on the date of grant), an additional 500,000 restricted common shares were to be issued at the end of the Initial Term, and if the agreement term was extended, we were to issue an additional 1,350,000 restricted common shares. In addition, we agreed to donate five percent (5%) of the Net Revenues from the ION collection to mutually agreeable disaster relief funds. We recorded marketing expense of $25,000 in the year ended December 31, 2018, with no amounts outstanding as of December 31, 2018. We terminated this agreement in April 2018.

Off-Balance Sheet Arrangements

As of December 31, 2018, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 8, 2018, the Company dismissed Hall & Company (“Hall”) as its independent registered accounting firm and engaged Benjamin & Young LLP CPA (“B&Y”) as its new independent registered accounting firm for the fiscal year ended December 31, 2018 to replace Hall. The decision to change auditors was approved by the Company’s board of directors.

Since Hall’s appointment as our independent registered accounting firm on March 9, 2016 and through October 8, 2018, which included its audits of our financial statements and reviews of Forms 10-K for the years ended December 31, 2017, 2016 and 2015, and reviews of the quarterly Forms 10-Q for the years ended December 31, 2017 and 2016, as well as a review of the Form 10-Q for the periods ended June 30, 2018 and March 31, 2018, there were (i) no disagreements between the Company and Hall on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of Hall, would have caused Hall to make reference thereto in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K. The report of Hall on the Company’s consolidated financial statements for the years ended December 31, 2017 and 2016 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports contained a modification to the effect that there was substantial doubt as to the Company’s ability to continue as a going concern.

B&Y did not prepare or provide any financial reports for any periods prior to the date of engagement, nor did it prepare or provide any financial reports for, or prior to the year ended December 31, 2017. Neither the Company, nor any person on behalf of the Company, consulted with B&Y during the Company’s two most recent fiscal years or the subsequent interim period prior to the engagement of B&Y and the dismissal of Hall.

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

The remediation efforts set out herein will be implemented in the current 2019 fiscal year.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the year ended December 31, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ending December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title
Joseph Segelman	42	President, Chief Executive Officer and Director (“CEO”)
Chaya Segelman	39	Secretary and Director

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($) (1)
Joseph Segelman,	2018	180,000	0	0	0	0	0	$9,862	$189,862
CEO	2017	180,000	0	270,000	0	0	0	$16,738	$466,738
	2016	180,000	0	0	0	0	0	$42,239	$223,239

Chaya Segelman,	2018	80,000	0	0	0	0	0	$7,870	$87,870
Secretary	2017	80,000	0	0	0	0	0	$7,179	$87,179
	2016	80,000	0	0	0	0	0	$7,176	$87,176

(1)	amounts are deferred and have not been paid.

Other than as disclosed below, there are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the years ended December 31, 2018 and 2017 except as described below in “Equity Compensation Plans and Other Benefit Plans” below.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options or restricted stock units during the years ended December 31, 2018 and 2017.

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

Agreements with Executive Officers

We do not have any employment or consulting agreements with any executive officers or directors except as follows:

Joseph Segelman

As of December 31, 2017, we have an employment agreement with our CEO. The initial term of the employment agreement expired on December 31, 2018. The agreement provides for automatic one-year renewals, unless either we or CEO give notice of our or his intention not to extend at least 90 days prior to the expiration of any term. Under his employment agreement, CEO receives a minimum annual base salary of $180,000. CEO is eligible to receive an annual performance bonus each year, if performance goals established by our board of directors are met, and is entitled to participate in customary benefit plans.

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

Due to Related Party

During 2018, we received no advances from our CEO/director incurred business expenses of $1,963,371 (comprised of operating expenses of $1,952,720, inventory purchases totaling $2,200, website development costs of $5,502, and purchased equipment of $2,950) and had repayments of $1,438,000. We have a balance owed to the related party of $1,246,805 and $721,434 at December 31, 2018 and 2017, respectively. During 2018, we incurred $123,750 of deferred compensation related to the CEO/director’s employment agreement and $80,000 of deferred compensation related to the Secretary’s employment agreement. As of December 31, 2018 and 2017, accrued compensation – related party was $1,239,750 and $1,036,000, respectively.

Chaya Segelman

As of December 31, 2017, we had an employment agreement with our Secretary. The initial term of Secretary ’s employment agreement expired on December 31, 2018. The agreement provides for automatic one-year renewals, unless either we or Secretary give notice of our or her intention not to extend at least 90 days prior to the expiration of any term. Under her employment agreement, Secretary receives a minimum annual base salary of $80,000.

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

2015 Equity Incentive Plan

As of December 31, 2018, the board of directors and shareholders of the Company previously authorized the adoption and implementation of the Company’s 2015 Plan. The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company’s shareholders. The material terms of the 2015 Plan are summarized below.

Share Reserve. Under the 2015 Plan, an aggregate of 20,000,000 shares (with 9,026,800 shares remaining to be issued) of our common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. To the extent that an award terminates, expires or lapses for any reason or an award is settled in cash without the delivery of shares, any shares subject to the award at such time will be available for future grants under the 2015 Plan. At December 31, 2016, options to purchase 10,000,000 shares of our common stock have been issued under the 2015 Plan to Joseph Segelman, our President and CEO, see “Executive Compensation — Agreements with Executive Officers” in this filing.

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

As of December 31, 2018, the Company issued a total of 700,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $135,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant8 to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $13,750 and $41,667 for the years ended December 31, 2018 and 2017 respectively, with $0 remaining to be amortized, under general and administrative expenses in the accompanying consolidated Statements of Operations. As of December 31, 2018, the Advisors had vested in all 700,000 shares.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers for our year ended December 31, 2018:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership our common stock as of March 29, 2019 by (i) each person known to be the beneficial owner of more than 5% of the outstanding shares of common stock and (ii) each of our directors and executive officers. Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name and Address (2)	Amount of Beneficial Ownership		Percent of Class (1)

Segelman Family Trust (3)	22,500,000		27.7%
Joseph Segelman (4)	10,000,000		12.3%

All Officers and Directors as a Group (2 Persons)	32,500,000	(11)	40.0%

Australian Sapphire Corporation (5)	5,000,000		6.2%
Coordinates Collection (6)	5,500,000		6.8%
Alpha Capital Anstalt (7)	8,119,114		9.99%
Brio Capital Master Fund Ltd. (8)	8,119,114		9.99%
Ashikian Jewelry Group, LLC (9)	14,005,000		17.2%
Crossover Capital Fund LLC (10)	8,119,114		9.99%

(1)	Based on 81,272,408 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Unless otherwise noted, the address of each beneficial owner is c/o Reign Sapphire Corp., 9465 Wilshire Boulevard, Beverly Hills, CA 90212.

(3)	Currently held by the Segelman Family Trust.

(4)	Includes 10,000,000 shares of authorized but unissued common stock, at an exercise price of $0.005 per share that Mr. Segelman has the right to acquire upon exercise of options granted under the Company’s 2015 Equity Incentive Plan as described in “Executive Compensation - Agreements with Executive Officers” elsewhere in this filing. The shares subject to such options have been included since the options are currently exercisable or exercisable within 60 days of the date of this filing and thus are deemed to be currently outstanding and beneficially owned by Mr. Segelman as the holder of the options.

(5)	Mr. Joseph Segelman is the owner of all of the outstanding shares of Australian Sapphire Corporation and thus has beneficial ownership and voting and dispositive power over all of the common shares of the Company owned of record by Australian Sapphire Corporation, which shares are not included in the number of shares identified as being beneficially owned by Mr. Segelman in his individual capacity elsewhere in the table.

(6)	Coordinates Collection, Inc. is owned by FD9 Group, B.V. The address for Coordinates Collection, Inc. is 1933 S. Broadway, Los Angeles, CA 90007.

(7)	Consists of: (i) 4,831,159 common shares; and (ii) convertible notes in the total amount of $718,752 and warrants to purchase common shares that are convertible and/or exercisable into 8,984,401 common shares as of the date of this filing. However, Alpha Capital Anstaldt (“Alpha”) is contractually limited to beneficial ownership of our common shares not to exceed 9.99% and this limitation has been taken into account in calculating the number of shares shown in the table for Alpha. Subject to certain conditions, Alpha holds an additional investment right to purchase additional common shares, convertible notes and warrants. See “Description of Securities—Convertible Securities” in this filing. The stockholder has advised us that voting and dispositive power of all of the common shares of the Company owned of record by the stockholder is held by Konrad Ackermann and Dr. Nicola Feuerstein, who are members of the board of directors of Alpha. The business address of Alpha is Lettstrasse 32, 9490 Vaduz, Lichtenstein.

(8)	Consists of: (i) 4,831,159 common shares; and (ii) convertible notes in the total amount of $718,752 and warrants to purchase common shares that are convertible and/or exercisable into 8,984,401 common shares as of the date of this filing. However, Brio Capital Master Fund Ltd. (“Brio”) is contractually limited to beneficial ownership of our common shares not to exceed 9.99% and this limitation has been taken into account in calculating the number of shares shown in the table for Brio. Brio holds an additional investment right to purchase additional common shares, convertible notes and warrants. See “Description of Securities—Convertible Securities” in this filing. The stockholder has advised us that voting and dispositive power of all of the common shares of the Company owned of record by the stockholder is held by Shaye Hirsch, who is a director of Brio. The business address of Brio is 100 Merrick Road, Suite 401W, Rockville Center NY 11570.

(9)	Includes 6,000,000 shares owned of record by Ashikian Jewelry Group LLC and 8,005,000 shares owned of record by Michael Ashikian. The address for Ashikian Jewelry Group LLC is 716 S. Olive St., Los Angeles, CA 90014.

(10)	Consists of: (i) 6,333,332 common shares; and (ii) convertible notes in the total amount of $294,000 and warrants to purchase common shares that are convertible and/or exercisable into 1,960,000 common shares as of the date of this filing. However, Crossover Capital Fund LLC (“Crossover”) is contractually limited to beneficial ownership of our common shares not to exceed 9.99% and this limitation has been taken into account in calculating the number of shares shown in the table for Crossover. Subject to certain conditions, Crossover holds an additional investment right to purchase additional common shares, convertible notes and warrants. See “Description of Securities—Convertible Securities” in this filing. The address for Crossover Capital Fund LLC is 365 Ericksen Ave., #315, Bainsbridge Island, WA 98110.

(11)	Does not include 5,000,000 shares owned of record by Australian Sapphire Corporation, which are owned beneficially and of record by Mr. Joseph Segelman and as to which Mr. Segelman exercises sole voting and dispositive power. See Note 5 above. Also does include 10,000,000 shares of authorized but unissued common stock that Mr. Segelman has the right to acquire in the future as described in Note 4 above.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of our outstanding securities of any class, other than as set forth above. We do not have an investment advisor. There are no current arrangements which will result in a change in control.

Equity Compensation Plans

As of December 31, 2018, the board of directors and shareholders of the Company previously authorized the adoption and implementation of the Company’s 2015 Plan. The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company’s shareholders. Under the 2015 Plan, an aggregate of 20,000,000 shares of our common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. The exercise price for each option may not be less than fair market value of the common stock on the date of grant, and shall vest as determined by the Company’s board of directors but shall not exceed a ten-year period.

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

As of December 31, 2018, the Company issued a total of 700,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $135,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant8 to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $13,750 and $41,667 for the years ended December 31, 2018 and 2017 respectively, with $0 remaining to be amortized, under general and administrative expenses in the accompanying consolidated Statements of Operations. As of December 31, 2018, the Advisors had vested in all 700,000 shares.

As of December 31, 2017, we previously granted to our CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The Black-Scholes option-pricing model used the following weighted average assumptions as of December 31, 2016: (i) no dividend yield for each year, (ii) volatility of 35.6 percent, (iii) risk-free interest rate of 1.87 percent, (iv) stock price of $0.25, (v) exercise price of $0.005, and (vi) expected life of 6.0. The options will vest 50% on the first anniversary of the Grant Date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the grant date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by us from the grant date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of our common stock subject to the Option shall fully vest if we shall successfully sell all of the shares of our common stock included in the primary offering of such common stock by us pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the Grant Date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. The Company recognized expense of $40,417 for the year ended December 31, 2017 within stock based compensation in the accompanying consolidated Statement of Operations with no amounts remaining to be recognized. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 35.6%; risk-free interest rate of 1.87%; expected term of 6 years; and 0% dividend yield. As of December 31, 2017, all 10,000,000 of the options to purchase our common stock have vested.

The following represents a summary of the Equity Compensation grants and options awards outstanding at December 31, 2018 and changes during the years then ended:

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

Consulting Agreements

As of December 31, 2018, we accrued deferred compensation totaling $832,750 with respect to a consulting agreement with our CEO. Such consulting agreement was terminated by mutual agreement of the parties and superseded by the employment agreement described in “Executive Compensation - Agreements with Executive Officers”. Deferred compensation includes $618,750 related to the employment agreement and $214,000 related to the consulting agreement.

As of December 31, 2018, we accrued deferred compensation totaling $407,000 with respect to a consulting agreement with our Secretary. Such consulting agreement was terminated by mutual agreement of the parties as of March 31, 2015 and superseded by the employment agreement described in “Executive Compensation - Agreements with Executive Officers”. Deferred compensation includes $293,333 related to the employment agreement and $113,667 related to the consulting agreement.

CEO and Secretary are married to one another.

Loan and Advances

Due to Related Party

During 2018, we received no advances from our CEO/director incurred business expenses of $1,963,371 (comprised of operating expenses of $1,952,720, inventory purchases totaling $2,200, website development costs of $5,502, and purchased equipment of $2,950) and had repayments of $1,438,000. We have a balance owed to the related party of $1,246,805 and $721,434 at December 31, 2018 and 2017, respectively. During 2018, we incurred $123,750 of deferred compensation related to the CEO/director’s employment agreement and $80,000 of deferred compensation related to the Secretary’s employment agreement. As of December 31, 2018 and 2017, accrued compensation – related party was $1,239,750 and $1,036,000, respectively.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal period for the audit of our annual financial statements and services normally provided by the independent registered public accounting firm for this fiscal period were as follows:

	FY 2018	FY 2017
Audit Fees	$71,000	$69,000
Total Fees	$71,000	$69,000

In the above table, “audit fees” are fees billed by our external auditor for services provided in auditing our annual financial statements for the subject year. The fees set forth on the foregoing table relate to the audit as of and for the years ended December 31, 2018 (quarter 3 for 2018 and year-end audit) which was performed by Benjamin & Young, LLP, and December 31, 2017, which was performed by Hall & Company, LLP. All of the services described above were approved in advance by the Board of Directors or the Company’s Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report:

1.	Financial Statements. The following consolidated financial statements of the Company are included below:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2018 and 2017.

Consolidated Statement of Operations for the Years ended December 31, 2018 and 2017.

Consolidated Statements of Shareholders’ Deficit for the Years ended December 31, 2018 and 2017.

Consolidated Statements of Cash Flows for the Years ended December 31, 2018 and 2017.

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

Reign Sapphire Corporation a Delaware corporation

Dated: April 1, 2019	By:	/s/ Joseph Segelman
Joseph Segelman
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

REIGN SAPPHIRE CORPORATION

Index to Financial Statements

1100 N. Tustin Ave., Suite 200 Anaheim, CA 92807 Office: (714) 238-0000 www.bycpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Of Reign Sapphire Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Reign Sapphire Corporation (the “Company”) as of December 31, 2018 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Benjamin & Young, LLP

Anaheim, California

April 1, 2019

Serving as the Company’s auditor since 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

111 PACIFICA, SUITE 300
HALL&COMPANY Certified Public Accountants, Inc.	IRVINE, CA 92618
TAX, FINANCIAL AND MANAGEMENT CONSULTING SERVICES	(949) 910-HALL (4255)
FAX (949) 910-4256
WWW.HALLCPAS.COM

To the Board of Directors and Shareholders

of Reign Sapphire Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Reign Corporation (the “Company”) as of December 31, 2017 and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying 2017 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the 2017 consolidated financial statements, the Company has suffered losses from operations and cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters were also described in Note 2. The 2017 consolidated financial statements did not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion

/s/ HALL & COMPANY

Irvine, California

April 2, 2018

Serving as the Company’s auditor since 2015

REIGN SAPPHIRE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash	$7,497	$9,592
Inventory	723,595	726,140
Prepaid expenses	—	15,086
Current assets of discontinued operations and assets held for sale	2,096	9,730
Total current assets	733,188	760,548
Equipment, net	15,530	25,278
Intangible assets, net	113,331	178,517
Noncurrent assets of discontinued operations and assets held for sale	—	1,106,736
Total assets	$862,049	$2,071,079

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$22,710	$72,581
Due to related party	1,246,805	721,434
Accrued compensation - related party	1,239,750	1,036,000
Common stock payable	—	79,625
Short term notes payable, less unamortized debt issuance costs of $27,750 and $70,000 at December 31, 2018 and 2017, respectively	103,770	19,051
Convertible notes payable, less unamortized debt discount of $0 and $224,904 at December 31, 2018 and 2017, respectively	1,731,504	1,212,600
Derivative liabilities	—	470,839
Other current liabilities	69,774	54,188
Current liabilities of discontinued operations and assets held for sale	162,978	498,635
Total current liabilities	4,577,291	4,164,953
Total liabilities	4,577,291	4,164,953

Commitments and contingencies

Shareholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 1 and 1 share issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized; 81,272,408 and 53,276,676 shares issued and outstanding at December 31, 2018 and 2017, respectively	8,128	5,328
Additional paid-in-capital	9,277,899	8,281,793
Accumulated deficit	(13,001,269)	(10,380,995)
Total shareholders’ deficit	(3,715,242)	(2,093,874)
Total liabilities and shareholders’ deficit	$862,049	$2,071,079

See accompanying notes to consolidated financial statements

REIGN SAPPHIRE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017

Net revenues	$28,348	$38,434

Cost of sales	9,712	21,431

Gross profit	18,636	17,003

Operating expenses:
Advertising and marketing expenses	45,949	74,534
Stock based compensation - related party	114,978	919,570
General and administrative	862,412	1,051,219
Total operating expenses	1,023,339	2,045,323
Loss from operations	(1,004,703)	(2,028,320)

Other (income) expense:
Change in fair value of warrant liabilities	—	181,896
Change in fair value of derivative liabilities	(530,838)	(86,856)
Extinguishment of debt	535,039	691,361
Modification of derivatives	—	238,935
Impairment of long term assets	942,736	—
Interest expense	352,837	790,841
Total other expense, net	1,299,774	1,816,177

Loss before income taxes and discontinued operations	(2,304,477)	(3,844,497)
Income taxes	800	800
Loss from continuing operations	(2,305,277)	(3,845,297)
Discontinued operations	(314,997)	(405,967)

Net loss	$(2,620,274)	$(4,251,264)

Net loss per share from continuing operations, basic and diluted	$(0.04)	$(0.08)
Net loss per share from discontinued operations, basic and diluted	(0.00)	(0.01)
Net loss per share total, basic and diluted	$(0.04)	$(0.09)

Weighted average number of shares outstanding
Basic and diluted	65,069,763	47,093,401

See accompanying notes to consolidated financial statements

REIGN SAPPHIRE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of December 31, 2016	—	$—	43,414,687	$4,342	$5,433,552	$(6,129,731)	$(691,837)
Shares issued to advisory board for services	—	—	341,667	34	55,383	—	55,417
Shares issued in conjunction with note payable	—	—	1,500,000	150	104,850	—	105,000
Issuance of common stock and warrants with short-term convertible notes	—	—	833,354	83	163,088	—	163,171
Stock based compensation - related party	—	—	—	—	45,391	—	45,391
Preferred right issued to CEO - related party	1	—	—	—	270,000	—	270,000
Shares issued for services	—	—	6,861,768	686	755,198	—	755,884
Shares issued for payment of accounts payable	—	—	150,000	15	14,970	—	14,985
Shares issued to employees for compensation	—	—	175,200	18	16,902	—	16,920
Reclassification of warrants to equity	—	—	—	—	1,422,459	—	1,422,459
Net loss	—	—	—	—	—	(4,251,264)	(4,251,264)
Balance as of December 31, 2017	1	$—	53,276,676	$5,328	$8,281,793	$(10,380,995)	$(2,093,874)
Shares issued to advisory board for services	—	—	100,000	10	2,380	—	2,390
Redeemable shares issued in conjunction with note payable	—	—	3,000,000	300	103,260	—	103,560
Issuance of common stock and warrants with short-term convertible notes	—	—	833,332	83	65,423	—	65,506
Shares issued in conjunction with modification of note payable	—	—	4,895,650	490	327,432	—	327,922
Shares issued in conjunction with note payable	—	—	600,000	60	55,440	—	55,500
Shares issued for services	—	—	5,468,750	547	229,974	—	230,521
Shares issued for payment of accounts payable	—	—	13,000,000	1,300	204,465	—	205,765
Shares issued to employees for compensation	—	—	98,000	10	7,732	—	7,742
Net loss	—	—	—	—	—	(2,620,274)	(2,620,274)
Balance as of December 31, 2018	1	$—	81,272,408	$8,128	$9,277,899	$(13,001,269)	$(3,715,242)

See accompanying notes to consolidated financial statements

REIGN SAPPHIRE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017

Cash flows from operating activities:
Net loss	$(2,620,274)	$(4,251,264)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation issued to employees	7,742	16,920
Stock based compensation - related party	2,390	45,391
Preferred share issued to CEO - related party	—	270,000
Depreciation expense	12,698	13,712
Amortization expense	234,688	222,081
Interest expense in conjunction with debt issuance	—	368,778
Accretion of debt discount	340,216	415,237
Change in derivative liabilities	(530,838)	(86,856)
Change in warrant liabilities	—	181,896
Modification of warrant and derivative liabilities	—	238,935
Loss on extinguishment of debt	535,039	691,361
Amortization of stock issued for future services	13,750	—
Estimated fair market value of stock issued for services	230,521	811,301
Impairment of long-term assets	942,736	—
Changes in operating assets and liabilities:
Accounts receivable	7,634	(9,730)
Inventory	2,545	(2,538)
Prepaid expenses	1,336	(15,086)
Accounts payable	(138,805)	177,068
Due to related party	525,371	280,687
Accrued compensation - related party	203,750	260,000
Common stock payable	—	79,625
Deferred revenue	(59,478)	2,635
Estimated fair value of contingent payments, net	(8,932)	(136,554)
Other current liabilities	11,799	26,398
Net cash used in operating activities	(286,112)	(400,003)

Cash flows from investing activities:
Acquisition of intangible assets	(5,502)	(78,128)
Purchases of computer equipment	(2,950)	(940)
Net cash used in investing activities	(8,452)	(79,068)

Cash flows from financing activities:
Proceeds from short-term convertible notes, net of debt issuance costs	250,000	250,005
Proceeds from short-term notes, net of debt issuance costs	155,020	149,504
Repayments of short term notes	(112,551)	(60,453)
Net cash provided by financing activities	292,469	339,056

Net decrease in cash	(2,095)	(140,015)

Cash at beginning of period	9,592	149,607
Cash at end of period	$7,497	$9,592

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$800

Non-cash investing and financing activities:
Common stock issued for payment of accounts payable	$205,765	$14,985
Common stock and warrants issued in conjunction with convertible notes payable	$169,066	$—
Common stock issued in conjunction with note payable	$55,500	$105,000
Common stock issued to third party in conjunction with debt issuance	$—	$163,171
Warrants issued to third party in conjunction with debt issuance	$—	$290,612
Embedded derivative issued in conjunction with notes payable	$—	$165,000
Reclassification of warrants to equity	$—	$1,422,459
Warrants issued to third party in conjunction with convertible notes payable	$36,739	$—
Debt issuance costs in conjunction with convertible notes payable	$44,000	$—
Deferred interest payable issued in conjunction with convertible notes payable	$29,400	$—
Reclassification of common stock payable to equity for shares issued	$156,656	$—

See accompanying notes to consolidated financial statements

REIGN SAPPHIRE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

Reign Sapphires - Continuing Operations:

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

Coordinates Collections - Discontinued Operations:

On December 1, 2016, substantially all of the operating assets of Coordinates Collection, Inc. (“CCI” or “Coordinates Collection”) was acquired by Reign Sapphire Corporation (“RGNP” or the “Company”), (see “Acquisition of Assets Related to the Coordinates Collection Business”). RGNP is a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company. As part of the Acquisition, we created a wholly owned subsidiary, Reign Brands, Inc. (“Reign Brands”), which is a Delaware corporation, and shall act as the operating entity for the acquired CCI assets. The acquisition method of accounting was used to record assets acquired and liabilities assumed by successor. Such accounting generally results in increased amortization and depreciation reported in future periods. CCI’s fixed assets and identifiable intangible assets acquired were recorded based upon their estimated fair values as of the closing date of the Acquisition.  The excess of purchase price over the value of the net assets acquired was recorded as goodwill.

On January 1, 2019, Reign Brands, Inc., a subsidiary of Reign Sapphire Corporation, entered into an Asset Purchase Agreement (the “Agreement”) with Co-Op Jewelers LLC (“Co-Op”), whereby Reign Brands, Inc. sold operating assets of Reign Brands, Inc., consisting of substantially all of the assets related to Coordinates Collection (“CC”). On January 1, 2019 (the “Closing Date”), the parties executed the Asset Purchase Agreement and the final exhibits.

Upon the closing of the Agreement, Reign Brands, Inc. sold substantially all of the operating assets of the CC business, consisting of fixed assets and intellectual property in exchange for an aggregate of $100,000 in cash. The Agreement contained customary closing conditions.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $13,001,000 and $10,381,000 at December 31, 2018 and 2017, respectively, had a working capital deficit of $3,844,000 and $3,404,000 at December 31, 2018 and 2017, respectively, had a net losses of approximately $2,620,000 and $4,251,000 for the years ended December 31, 2018 and 2017, and net cash used in operating activities of approximately $286,000 and $400,000 for the years ended December 31, 2018 and 2017, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were recorded of approximately $364,000 ($46,000 from continuing operations and $318,000 from discontinued operations) and $533,000 ($75,000 from continuing operations and $458,000 from discontinued operations) for the years ended December 31, 2018 and 2017, respectively.

Comprehensive Income

Comprehensive income is reported in accordance with FASB ASC Topic 220 “Comprehensive Income,” which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in shareholders’ equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends). Generally, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. There are no items other than net loss affecting comprehensive loss for the years ended December 31, 2018 and 2017.

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

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the years ended December 31, 2018 and 2017, the Company recorded retail sales of $623,514 ($28,348 from continuing operations and $595,166 from discontinued operations) and $1,061,248, ($26,199 from continuing operations and $1,035,049 from discontinued operations), respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the years ended December 31, 2018 and 2017, the Company recorded wholesale sales of $63,976 ($0 from continuing operations and $63,976 from discontinued operations) and $222,930 ($12,235 from continuing operations and $210,695 from discontinued operations), respectively.

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

Deferred revenue

Deferred revenue consists of customer orders paid in advance of the delivery of the order. Deferred revenue is classified as short-term as the typical order ships within approximately three weeks of placing the order. Deferred revenue is recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met. Deferred revenue totaling $21,977 and $81,455 as of December 31, 2018 and December 31, 2017, respectively, is included in current liabilities in the accompanying consolidated Balance Sheets.

Inventories

Reign Sapphire

Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of December 31, 2018 and 2017, the Company carried primarily loose sapphire jewels, jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of December 31, 2018. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time. The estimated fair value per management’s internal assessment is greater than the cost, therefore, there is no indicator of impairment as of December 31, 2018.

CCI and Le Bloc

CCI and Le Bloc products are outsourced to a third party for manufacture, made to order, and when completed are shipped to the customer. The inventory for CCI and Le Bloc are considered immaterial as of December 31, 2018 and December 31, 2017.

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

Impairment of Long-lived Assets and Goodwill

We evaluate goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount.  The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. There was an impairment charge of $481,947 and $0 for the years ended December 31, 2018 and 2017, respectively.

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There was an impairment charge of $460,789 and $0 for the years ended December 31, 2018 and 2017, respectively.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2018 and 2017, the fair value of cash, accounts receivable, accounts payable, accrued expenses, notes payable, and convertible debt approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. There were no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The warrant and the embedded derivative liabilities are recognized at fair value on a recurring basis at December 31, 2018 and are Level 3 measurements (see Note 8). There have been no transfers between levels.

The derivatives are evaluated under the hierarchy of ASC 480-10, ASC Paragraph 815-25-1 and ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of the Level 3 financial instruments was performed internally by the Company using Monte Carlo valuation method.

The following table summarize the Company’s fair value measurements by level at December 31, 2018 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability	$—	—	$—

The following table summarize the Company’s fair value measurements by level at December 31, 2017 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability	$—	—	$470,839

The carrying values of the Company’s financial instruments, including cash, other current assets, accounts payable, accruals, and other current liabilities approximate their fair values due to the short period of time to maturity or repayment.

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

The total number of potential additional dilutive securities outstanding for the years ended December 31, 2018 and 2017, was none since the Company had net losses and any additional potential common shares would have an anti-dilutive effect.

Related Parties

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company. Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, the Company’s Chief Executive Officer (“CEO”), is inactive and we have no transactions with ASC.

Segment Reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibility.  Accordingly, the Company has one reportable segment.

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the presentation following the January 2019 sale of CCI, which includes the reclassification of the combined financial position as assets and liabilities held for sale (see Note 16) for all periods presented.

Discontinued Operations

Pursuant to ASC 205-20 Discontinued Operations, in determining whether a group of assets that is disposed (or to be disposed) should be presented as a discontinued operation, we analyze whether the group of assets being disposed represents a component of the Company; that is, whether it had historic operations and cash flows that were clearly distinguished, both operationally and for financial reporting purposes. In addition, we consider whether the disposal represents a strategic shift that has or will have a major effect on our operations and financial results. The results of discontinued operations, as well as any gain or loss on the disposal, if applicable, are aggregated and separately presented in our consolidated statements of operations, net of income taxes. The historical financial position of discontinued operations are aggregated and separately presented in our accompanying consolidated balance sheets.

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

The Company had no customers that accounted for 10% or more of total revenues for the year ended December 31, 2018. There was one customer that accounted for 12% of total revenue for the year ended December 31, 2017. The Company had no customers that accounted for 10% or more of total accounts receivable at December 31, 2018 and 2017, respectively.

Seasonality

The business is subject to substantial seasonal fluctuations.  Historically, a significant portion of net sales and net earnings have been realized during the period from October through December.

Major Suppliers

The Company does not manufacture its own products and currently depends primarily upon third parties to manufacture its products.

In the event that the manufacturing provided by our current supplier were discontinued, it is believed that alternate suppliers could be identified which would be able to provide it with sufficient levels of products at terms similar to those of our current supplier.

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

FASB ASU 2017-04 “Simplifying the Test for Goodwill Impairment (Topic 350)” – In January 2017, the FASB issued 2017-04.  The guidance removes “Step Two” of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The ASU is effective for annual reporting periods beginning after December 15, 2019, and for interim periods within those years, with early adoption permitted.  We do not expect this ASU to have a significant impact on our consolidated financial statements and related disclosures unless we experience an impairment on goodwill.

FASB ASU 2017-01 “Clarifying the Definition of a Business (Topic 805)” – In January 2017, the FASB issued 2017-1.  The new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606.  The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years. Adoption of this ASU did not have a significant impact on our consolidated financial statements and related disclosures.

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

FASB ASU 2015-17 “Income Taxes (Topic 740)” – In November 2015, the FASB issued ASU 2015-17, which simplifies the presentation of deferred tax assets and liabilities on the balance sheet.  Previous GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet.  The amendment requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet.  This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  Adoption of this ASU did not have a significant impact on our consolidated financial statements and related disclosures.

NOTE 4 – INVENTORY

Inventories consisted of the following as of:

	December 31,	December 31,
	2018	2017

Loose stones	$526,473	$529,018
Finished goods	134,145	134,145
Samples	62,977	62,977
	$723,595	$726,140

NOTE 5 – Equipment

Equipment consisted of the following as of:

		December 31,	December 31,
	Estimated Life	2018	2017

Office equipment	5 years	$5,481	$3,391
Computer equipment	3 years	40,171	39,311
Accumulated depreciation		(30,122)	(17,424)
		$15,530	$25,278

Depreciation expense was $12,698 and $13,712 for the years ended December 31, 2018 and 2017, and is classified in general and administrative expenses in the consolidated Statements of Operations.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net consisted of the following as of:

		December 31,	December 31,
	Estimated Life	2018	2017

Trademarks	3.3 – 4.5 years	$260,000	$260,000
Website	3 years	118,755	113,253
Acquired tradename	10 years	365,000	365,000
Acquired proprietary design	5 years	80,000	80,000
Acquired developed technology - website	3 years	117,500	117,500
Acquired developed technology – Ipad application	3 years	117,500	117,500
Accumulated amortization		(484,635)	(249,947)
Impairment		(460,789)	—
		$133,331	$803,306

		December 31,	December 31,
	Estimated Life	2018	2017

Goodwill	indefinite	$481,947	$481,947
Impairment		(481,947)	—
		$—	$481,947

Future amortization expense related to intangible assets are approximately as follows:

Total
2019	$62,907
2020	37,818
2021	12,606
$113,331

Amortization expense was $234,688 and $222,081 for the years ended December 31, 2018 and 2017 and is classified in general and administrative expenses in the accompanying consolidated Statements of Operations. The reason for the impairment charges of $942,736 and $0 in years ended December 31, 2018 and 2017, respectively, are the result of the Company’s determination that cash flows from CCI may not be realized.

NOTE 7 – DUE TO RELATED PARTY

During 2018, the Company received no advances from our CEO/director and incurred business expenses of $1,963,371 (comprised of operating expenses of $1,952,720, inventory purchases totaling $2,200, website development costs of $5,502, and purchased equipment of $2,950) and had repayments of $1,438,000. We have a balance owed to the related party of $1,246,805 and $721,434 at December 31, 2018 and 2017, respectively. During 2018, the Company incurred $123,750 of deferred compensation related to the CEO/director’s employment agreement and $80,000 of deferred compensation related to the Secretary’s employment agreement. At December 31, 2018 and 2017, accrued compensation – related party was $1,239,750 and $1,036,000, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	2018	2017
January and February 2018 Notes, issued January 3, 2018 and February 16, 2018, respectively, with a maturity date of March 31, 2019, as amended, with an interest rate of 10%.	$294,000	$—
November 2017 Notes, issued November 10, 2017, with a maturity date of March 31, 2019, as amended, bearing no interest, and secured by substantially all of the Company’s assets and guarantees of payment by the Company’s CEO, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by the Company’s CEO.	287,502	287,502
November 2016 Notes, issued November 10, 2016, with a maturity date of March 31, 2019, as amended, bearing no interest, and secured by substantially all of the Company’s assets and guarantees of payment by the Company’s CEO, and ASC.	287,502	287,502
December 2015 Notes, issued December 23, 2015, with a maturity date of March 31, 2019, as amended, bearing no interest, and secured by substantially all of the Company’s assets and guarantees of payment by the Company’s CEO, and ASC.	862,500	862,500
Total convertible notes payable	1,731,504	1,437,504
Debt discount	—	224,904
Convertible notes payable, net of unamortized debt discount	$1,731,504	$1,212,600

The following represents a summary of the convertible debt terms at December 31, 2018:

	Amount of Notes	Debt Discount	Maturity Dates thru	Conversion Price	Number of Warrants	Exercise Price	Warrants Exercisable thru
January and February 2018 Notes	$294,000	$—	3/31/2019	$0.08	1,960,000	$0.15	2/16/2023
November 2017 Notes	287,502	—	3/31/2019	$0.08	3,593,776	$0.15	11/10/2022
November 2016 Notes	287,502	—	3/31/2019	$0.08	3,593,776	$0.15	11/10/2022
December 2015 Notes	862,500	—	3/31/2019	$0.08	10,781,250	$0.15	11/10/2022
Total	$1,731,504	$—			19,928,802

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

The January and February 2018 Convertible Notes mature on March 31, 2019, as amended, and provide for interest to accrue at an interest rate equal to 10% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Convertible Notes. At any time after 180 days from the issue date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of the Convertible Notes is $0.08 per share, subject to adjustment as provided therein, such as stock splits and stock dividends. There is also a one-time interest charge of 10% due at maturity.

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

Purchaser Conversion

The January and February 2018 Convertible Notes purchaser has the right at any time after 180 days after the issue date until the outstanding balance of the Note has been paid in full, to convert the outstanding principal balance and accrued interest into shares of common stock of the Company divided by the January and February 2018 Convertible Notes purchaser conversion price of $0.08, subject to potential future adjustments, such as stock splits and stock dividends. If the total outstanding balance of the November 2017 Note were convertible as of December 31, 2018, the November 2017 Note would have been convertible into 3,675,000 shares of our common stock. No derivative liability has been recorded as of September 30, 2018, as conversion was contingent. On the 180th day, the conversion feature will be a derivative and recorded as interest expense. Subsequent to September 30, 2018, the 180 day period has expired and the Company has determined the fair value of the derivative to be immaterial.

Interest

The January and February 2018 Convertible Notes provide a one-time interest charge of 10% due at maturity totaling $29,400 that has been accrued within other current liabilities in the accompanying consolidated balance sheets. The interest was recorded as a debt discount to be accreted over the term of the convertible notes to interest expense in the accompanying consolidated Statements of Operations.

Redeemable Shares

The January and February 2018 Convertible Notes provide for a total of 3,000,000 redeemable common shares, valued totaling $450,000 and $103,560 based on the fair value and the relative fair value of each issuance, respectively. The relative fair value of the redeemable shares was recorded as a debt discount to be accreted over the term of the convertible notes to interest expense in the accompanying consolidated Statements of Operations. In October 2018, the January and February 2018 Crossover Purchase Agreement was amended to extend the maturity date to December 31, 2018 and to remove the right of the Company to 3,000,000 of the Redeemable Shares and Crossover was issued the shares.

Common Stock

The January and February 2018 Convertible Notes purchasers were issued a total of 833,332 shares of the Company’s common stock, valued at $250,000 and $28,767 based on the fair value and relative fair value of the stock on the date of grant, respectively.

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

	January 3, 2018		February 16, 2018
	Fair value	Relative fair value	Fair value	Relative fair value
Warrant	$95,324	$19,784	$65,292	$16,955
Common sock	$70,833	$14,701	$54,167	$14,066
Redeemable shares	$255,000	$52,923	$195,000	$50,637
Remaining note value	$110,300	$22,892	$110,300	$28,642
Total	$531,457	$110,300	$424,759	$110,300
Additional discount (interest)	$—	$13,808	$—	$8,058

The Company recorded debt discount accretion of $242,466 to interest expense in the consolidated Statements of Operations during the year ended December 31, 2018 and has $0 of unamortized debt discount remaining as of December 31, 2018.

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

The November 2017 Notes mature on March 31, 2019, as amended on January 2, 2019, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the November 2017 Notes. At any time after the November 2017 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of our Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.08 per share, subject to adjustment as provided therein. Each November 2017 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each November 2017 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the November 2017 Note have the right to convert any portion of their November 2017 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The November 2017 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the November 2017 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the November 2017 Notes and accrual of interest as described above. The November 2017 Notes are collectively collateralized by substantially all of the Company’s assets and guarantees of payment of the November 2017 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the November 2017 Notes, subject to the terms of such guaranty agreements.

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

As of December 31, 2018 and 2017, the Optional Redemption was recorded as a derivative liability on the consolidated Balance Sheets using the “Black Scholes Merton Method” and “Monte Carlo Method” modeling, respectively, and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $6,375 and was re-measured at fair value to be $0 at December 31, 2018. During the years ended December 31, 2018 and 2017, the Company recorded a gain of $6,375 and $0, respectively, on Optional Redemption valuation.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, incorporating the following inputs:

	December 31, 2018	December 31, 2017

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	47.5%
Risk-free interest rate	2.45%	1.53%
Expected term of options (years)	0.3	0.5
Stock price	$0.01	$0.12
Conversion price	$0.08	$0.08

Purchaser Conversion

The November 2017 Purchaser has the right at any time after the November 2017 Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“November 2017 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “November 2017 Conversion Amount”) divided by the November 2017 Purchaser Conversion Price of $0.08, subject to potential future adjustments described below. If the total outstanding balance of the November 2017 Note were convertible as of December 31, 2018, the November 2017 Note would have been convertible into 3,593,776 shares of our common stock.

The Company evaluated the note under the requirements of ASC 480 “Distinguishing Liabilities From Equity” and concluded that the Note does not fall within the scope of ASC 480. The Company next evaluated the November 2017 Note under the requirements of ASC 815 “Derivatives and Hedging”. Due to the existence of the anti-dilution provision which reduces the November 2017 Purchaser Conversion Price in the event of subsequent dilutive issuances by the Company below the November 2017 Purchaser Conversion Price as described above, the November 2017 Purchaser Conversion feature is not indexed to our common stock. The Company also evaluated the embedded derivative criteria in ASC 815, and concluded that the Purchaser Conversion feature meets all of the embedded derivative criteria in ASC 815, and therefore, the November 2017 Purchaser Conversion feature meets the definition of an embedded derivative that should be separated from the note and accounted for as a derivative liability.

The embedded derivative was recorded as a derivative liability on the consolidated Balance Sheet at its fair value of $165,000 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the consolidated Statements of Operations. At December 31, 2018, the embedded derivative was re-measured at fair value that was determined to be $0. During the years ended December 31, 2018 and 2017, the Company recorded a gain of $75,000 and $97,000 on embedded derivative re-valuation.

On November 16, 2017, the November 2017 Notes were modified in accordance with ASC 470-50-40 and ASC 815 and the Company re-measured the embedded derivative at fair value, which was determined to be $155,000 and recorded a modification of derivative liability charge of $5,000.

On January 25, 2018, the November 2017 Notes, November 2016 Notes, and December 2015 Notes were again modified in accordance with ASC 470-50-40 and ASC 815 in which the Company issued a total of 2,395,650 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date) in consideration of the maturity date of the outstanding November 2017, November 2016, and December 2015 convertible notes being extended to December 31, 2018. The Company re-measured the embedded derivative at fair value just prior to and subsequent to the modification and recorded an extinguishment of debt of $12,000 in the year ended December 31, 2018. In addition, the value of the restricted common shares of $263,522 was recorded as an extinguishment of debt in the year ended December 31, 2018.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Black Scholes Merton Method” and “Monte Carlo Method” modeling as of December 31, 2018 and 2017, respectively, incorporating the following inputs:

	December 31, 2018	December 31, 2017

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	47.5%
Risk-free interest rate	2.45%	1.53%
Expected term of options (years)	0.3	0.5
Stock price	$0.01	$0.12
Conversion price	$0.08	$0.08

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

2017 Change in Fair Value of Warrant Liability

November 2017 Note	$(19,938)
November 2016 Note	74,514
December 2015 Note	127,320
Total	$181,896

Subsequent to the modification, the Company recognized a loss of $238,935 to modification of warrants and derivatives in the accompanying consolidated Statements of Operations comprised of:

	2017 Modification of

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

2017 Reclassification of Warrant liability to Equity

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

On January 25, 2018, the November 2017 Notes were modified in accordance with ASC 470-50-40 and ASC 815. As a result, the Company recorded the elimination of debt discount of $224,904 to extinguishment of debt in the consolidated Statements of Operations during the year ended December 31, 2018 with a debt discount of $0 as of December 31, 2018.

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

The November 2016 Notes mature on March 31, 2019, as amended on January 2, 2019, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the November 2016 Notes. At any time after the November 2016 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of our Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note was $0.12 per share, as amended on May 30, 2017 to $0.08, subject to adjustment as provided therein. Each November 2016 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each November 2016 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the November 2016 Note have the right to convert any portion of their November 2016 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The November 2016 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the November 2016 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the November 2016 Notes and accrual of interest as described above. The November 2016 Notes are collectively collateralized by substantially all of the Company’s assets and guarantees of payment of the November 2016 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the November 2016 Notes, subject to the terms of such guaranty agreements.

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

As of December 31, 2018 and 2017, the Optional Redemption was recorded as a derivative liability on the consolidated Balance Sheet using the “Black Scholes Merton Method” and “Monte Carlo Method” modeling, respectively, and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $35,015 and was re-measured at fair value to be $0 at December 31, 2018. During the years ended December 31, 2018 and 2017, the Company recorded a gain of $38,960 and a loss of $34,643, respectively, on Optional Redemption valuation in the change in fair value of derivative liabilities in the accompanying consolidated Statements of Operations.

	December 31, 2018	December 31, 2017

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	47.5%
Risk-free interest rate	2.45%	1.53%
Expected term of options (years)	0.3	0.5
Stock price	$0.01	$0.12
Conversion price	$0.08	$0.08

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

The Company evaluated the note under the requirements of ASC 480 “Distinguishing Liabilities From Equity” and concluded that the Note does not fall within the scope of ASC 480. The Company next evaluated the November 2016 Note under the requirements of ASC 815 “Derivatives and Hedging”. Due to the existence of the anti-dilution provision which reduces the November 2016 Purchaser Conversion Price in the event of subsequent dilutive issuances by the Company below the November 2016 Purchaser Conversion Price as described above, the November 2016 Purchaser Conversion feature is not indexed to our common stock. The Company has concluded that the Purchaser Conversion feature meets all of the embedded derivative criteria in ASC 815, and therefore, the November 2016 Purchaser Conversion feature meets the definition of an embedded derivative that should be separated from the note and accounted for as a derivative liability.

The embedded derivative was recorded as a derivative liability on the consolidated Balance Sheet at its fair value of $32,016 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the consolidated Statements of Operations. At December 31, 2018, the embedded derivative was re-measured at fair value that was determined to be $0. During the years ended December 31, 2018 and 2017, the Company recorded a gain of $75,000 and $14,088, respectively, on embedded derivative re-valuation.

On January 25, 2018, the November 2017 Notes, November 2016 Notes, and December 2015 Notes were again modified in accordance with ASC 470-50-40 and ASC 815 in which the Company issued a total of 2,395,650 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date) in consideration of the maturity date of the outstanding November 2017, November 2016, and December 2015 convertible notes being extended to December 31, 2018. The Company re-measured the embedded derivative at fair value just prior to and subsequent to the modification and recorded an extinguishment of debt of $12,000 in the year ended December 31, 2018. In addition, the value of the restricted common shares of $263,522 was recorded as an extinguishment of debt in the year ended December 31, 2018.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

	December 31, 2018	December 31, 2017

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	47.5%
Risk-free interest rate	2.45%	1.53%
Expected term of options (years)	0.3	0.5
Stock price	$0.01	$0.12
Conversion price	$0.08	$0.08

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

2017 Change in Fair Value of Warrant Liability

November 2017 Note	$(19,938)
November 2016 Note	74,514
December 2015 Note	127,320
Total	$181,896

Subsequent to the modification, the Company recognized a loss of $238,935 to modification of warrants and derivatives in the accompanying consolidated Statements of Operations comprised of:

	2017 Modification of

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

2017 Reclassification of Warrant liability to Equity

November 2017 Note	$284,493
November 2016 Note	284,493
December 2015 Note	853,473
Total	$1,422,459

The fair value of the November 2016 Purchaser Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

	December 31, 2017	December 31, 2016

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	55.0%
Risk-free interest rate	2.07%	1.93%
Expected term of options (years)	0.5	1.5 - 5
Stock price	$0.12	$0.11
Exercise price	$0.15	$0.30

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

The Company recorded debt discount accretion of $0 and $78,313 to interest expense in the consolidated Statements of Operations during the years ended December 31, 2018 and 2017, respectively, and has an unamortized debt discount of $0 as of December 31, 2018.

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

The December 2015 Notes mature on March 31, 2019, as amended on January 2, 2019, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the December 2015 Notes. At any time after the December 2015 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of the Company’s Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a December 2015 Note was $0.12 per share, as amended on May 30, 2017 to $0.08, subject to adjustment as provided therein. Each December 2015 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each December 2015 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the December 2015 Note have the right to convert any portion of their December 2015 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The December 2015 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the December 2015 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the December 2015 Notes and accrual of interest as described above. The December 2015 Notes are collectively collateralized by substantially all of our assets and guarantees of payment of the December 2015 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the December 2015 Notes, subject to the terms of such guaranty agreements.

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

As of December 31, 2016, the Optional Redemption was recorded as a derivative liability on the consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $199,150 and was re-measured at fair value to be $19,125 at December 31, 2018. During the years ended December 31, 2018 and 2017, the Company recorded a gain of $116,880 and a loss of $19,909 on Optional Redemption valuation, respectively, in the change in fair value of derivative liabilities in the accompanying consolidated Statements of Operations.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Black Scholes Merton Method” and “Monte Carlo Method” modeling as of December 31, 2018 and 2017, respectively, incorporating the following inputs:

	December 31, 2018	December 31, 2017

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	47.5%
Risk-free interest rate	2.45%	1.53%
Expected term of options (years)	0.3	0.5
Stock price	$0.01	$0.12
Conversion price	$0.08	$0.08

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

The Company evaluated the note under the requirements of ASC 480 “Distinguishing Liabilities From Equity” and concluded that the December 2015 Note does not fall within the scope of ASC 480. The Company next evaluated the December 2015 Note under the requirements of ASC 815 “Derivatives and Hedging”. Due to the existence of the anti-dilution provision which reduces the December 2015 Purchaser Conversion Price in the event of subsequent dilutive issuances by the Company below the December 2015 Purchaser Conversion Price as described above, the December 2015 Purchaser Conversion feature is not indexed to our common stock. The Company also evaluated the embedded derivative criteria in ASC 815, and concluded that the December 2015 Purchaser Conversion feature meets all of the embedded derivative criteria in ASC 815, and therefore, the December 2015 Purchaser Conversion feature meets the definition of an embedded derivative that should be separated from the note and accounted for as a derivative liability.

The embedded derivative was recorded as a derivative liability on the consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the consolidated Statements of Operations. The original fair value of the derivative was $88,983 and at December 31, 2018, the embedded derivative was re-measured at fair value that was determined to be $0. During the years ended December 31, 2018 and 2017, the Company recorded a gain of $224,998 and a loss of $320,000 on embedded derivative re-valuation, respectively.

On January 25, 2018, the November 2017 Notes, November 2016 Notes, and December 2015 Notes were again modified in accordance with ASC 470-50-40 and ASC 815 in which the Company issued a total of 2,395,650 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date) in consideration of the maturity date of the outstanding November 2017, November 2016, and December 2015 convertible notes being extended to December 31, 2018. The Company re-measured the embedded derivative at fair value just prior to and subsequent to the modification and recorded an extinguishment of debt of $35,999 in the year ended December 31, 2018. In addition, the value of the restricted common shares of $263,522 was recorded as an extinguishment of debt in the year ended December 31, 2018.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Black Scholes Merton Method” and “Monte Carlo Method” modeling as of December 31, 2018 and 2017, respectively, incorporating the following inputs:

	December 31, 2018	December 31, 2017

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	47.5%
Risk-free interest rate	2.45%	1.53%
Expected term of options (years)	0.3	0.5
Stock price	$0.01	$0.12
Conversion price	$0.08	$0.08

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

2017 Change in Fair Value of Warrant Liability

November 2017 Note	$(19,938)
November 2016 Note	74,514
December 2015 Note	127,320
Total	$181,896

Subsequent to the modification, the Company recognized a loss of $238,935 to modification of warrants and derivatives in the accompanying consolidated Statements of Operations comprised of:

	2017 Modification of

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

2017 Reclassification of Warrant liability to Equity

November 2017 Note	$284,493
November 2016 Note	284,493
December 2015 Note	853,473
Total	$1,422,459

The fair value of the November 2015 Purchaser Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

	December 31, 2017	December 31, 2016

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	50.0%
Risk-free interest rate	2.07%	1.70%
Expected term of options (years)	0.5	0.5
Stock price	$0.12	$0.11
Exercise price	$0.15	$0.30

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

The Company recorded debt discount accretion of $0 and $237,660 to interest expense in the consolidated Statements of Operations during the years ended December 31, 2018 and 2017, respectively, and has no unamortized debt discount remaining as of December 31, 2018.

Changes in the derivative liabilities were as follows:

Derivative liabilities:
December 31, 2017	$470,839
Decrease in fair value	(530,838)
Change due to extinguishment of debt	59,999
December 31, 2018	$—

NOTE 9 – SHORT TERM NOTES PAYABLE

On June 30, 2017, the Company entered into a Loan Agreement, a Secured Promissory Note (“Note”) and a personal guarantee with respect to the funding by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. The Company, until December 31, 2018, has the ability to request quarterly advances of up to the lesser of (i) $250,000 or (ii) one sixth (1/6) of the revenue reported in the Form 10-Q or 10-K for the previous calendar quarter or previous fiscal year, whichever is most recent, provided that such revenue generated a profit of at least 10 percent (10%). The investors may advance the funds in their absolute discretion. In June 2017, the Company was advanced $125,005. The Note shall become due and payable 18 months from each advance date. The Company must make payments to the investors in an amount of $350, including interest at 10% per annum, every business day from the date of the first advance, which shall be increased proportionately upon each advance. The Note is secured with the assets of the Company pursuant to a security agreement dated December 23, 2015. In addition, the Company’s CEO has personally guaranteed the Note. As additional consideration for the loan, the investors received 1,500,000 shares of restricted common stock, in aggregate, valued at $105,000 (based on our stock price on the date of grant) along with $2,500 in cash for reimbursement of expenses incurred and recorded as debt issuance costs with a balance at June 30, 2017 of $107,500. The note payable balance net of debt discount of $27,750 at December 31, 2018 was $103,770 with an availability of $880,000 on the Note.

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

The Company borrows funds from third parties from time to time for working capital purposes with an upfront fee of approximately $400, paying no interest, and with no length of repayment. For the year ended December 31, 2018, the Company had borrowings of $35,000 and repayments of $35,171 for a balance due of $0 at December 31, 2018. Repayments are based on 30% of amounts processed through PayPal until the balance is paid.

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

Common Stock

In November 2018, the Company issued 8,000,000 restricted common shares for payment of accounts payable of $117,600.

In November 2018, we issued 2,500,000 restricted common shares in consideration for the modification of the existing short term convertible notes.

In October 2018, the Company issued 150,000 restricted common shares for services rendered, valued at $2,685 (based on our stock price on the date of grant).

During the year ended December 31, 2018, the Company issued 4,750,000 restricted common shares for services rendered of $126,680 (based on our stock price on the measurement date).

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

On July 14, 2017, the Company entered into a contract with a third party for consulting services. The consulting agreement provides for the consultant to receive 487,500 shares for entering into the agreement that were valued at $34,125 (based on our stock price on the date of grant) and 162,500 restricted common shares each month beginning month four through month twelve. During 2018, the consultant vested in 568,750 shares, valued at $101,156 (based on our stock price on the date of each grant). The contract was terminated at January 26, 2018.

On January 22, 2017, the Company issued 150,000 restricted common shares for payment of accounts payable of $14,985.

NOTE 11 – STOCK BASED COMPENSATION

2015 Equity Incentive Plan

As of December 31, 2018, the board of directors and shareholders of the Company previously authorized the adoption and implementation of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company’s shareholders. Under the 2015 Plan, an aggregate of 20,000,000 shares of the Company’s common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. The exercise price for each option may not be less than fair market value of the common stock on the date of grant, and shall vest as determined by the Company’s board of directors but shall not exceed a ten-year period.

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

As of December 31, 2018, the Company previously issued a total of 100,000 restricted common shares to a member of its advisory committee (“Advisor”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $13,750 and $1,250 under general and administrative expenses in the accompanying consolidated Statements of Operations for the years ended December 31, 2018 and 2017, respectively, with $0 remaining to be amortized. As of December 31, 2018, the Advisor had vested in 100,000 shares with 0 shares remaining to vest.

As of December 31, 2018, the Company issued a total of 700,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $135,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant8 to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $13,750 and $41,667 for the years ended December 31, 2018 and 2017 respectively, with $0 remaining to be amortized, under general and administrative expenses in the accompanying consolidated Statements of Operations. As of December 31, 2018, the Advisors had vested in all 700,000 shares.

As of December 31, 2017, the Company previously granted to its CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The Black-Scholes option-pricing model used the following weighted average assumptions as of December 31, 2016: (i) no dividend yield for each year, (ii) volatility of 35.6 percent, (iii) risk-free interest rate of 1.87 percent, (iv) stock price of $0.25, (v) exercise price of $0.005, and (vi) expected life of 6.0 years. The options will vest 50% on the first anniversary of the grant date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the Grant Date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by the Company from the grant date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of the Company’s common stock subject to the Option shall fully vest if the Company shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by the Company pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the Grant Date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. The Company recognized expense of $2,390 and $45,391 for the year ended December 31, 2018 and 2017, respectively, within stock based compensation – related party in the accompanying consolidated Statement of Operations with no amounts remaining to be recognized.

The following represents a summary of the Options outstanding at December 31, 2018 and changes during the period then ended:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value *
Outstanding at December 1, 2017	10,000,000	$0.005	$1,100,000
Granted	—	—	—
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at December 31, 2017	10,000,000	$0.005	$1,200,000
Granted	—	—	—
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at December 31, 2018	10,000,000	$0.005	$120,000
Exercisable at December 31, 2018	10,000,000	$—	$—
Expected to be vested	10,000,000	$0.005	$—

* Based on the Company’s stock price on December 1, 2017, December 31, 2018 and 2017, respectively

NOTE 12 – Related Party Transactions

Other than as set forth below, and as disclosed in Notes 7, 10, 11, and 15, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

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

Employment Agreements

The Company previously had a consulting agreement with its CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If the Company terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $180,000 and $180,000 for the years ended December 31, 2018 and 2017, respectively. Deferred compensation totaling $832,750 as of December 31, 2018, is included in Accrued Compensation in the accompanying consolidated Balance Sheet. Deferred compensation includes $618,750 related to the employment agreement and $214,000 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the CEO totaling approximately $9,862 and $16,738 for the years ended December 31, 2018 and 2017, respectively. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

The Company previously had a consulting agreement with its secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If the Company terminates the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $80,000 and $80,000 for the years ended December 31, 2018 and 2017, respectively. Deferred compensation totaling $407,000 as of December 31, 2018, is included in Accrued Compensation in the accompanying consolidated Balance Sheet. Deferred compensation includes $293,333 related to the employment agreement and $113,667 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the Secretary totaling approximately $7,870 and $7,179 for the years ended December 31, 2018 and 2017, respectively. Employee benefits include use of a car and car insurance.

Loan and Advances

During 2018, the Company received no advances from our CEO/director and incurred business expenses of $1,963,371 (comprised of operating expenses of $1,952,720, inventory purchases totaling $2,200, website development costs of $5,502, and purchased equipment of $2,950) and had repayments of $1,438,000. We have a balance owed to the related party of $1,246,805 and $721,434 at December 31, 2018 and 2017, respectively. During 2018, the Company incurred $123,750 of deferred compensation related to the CEO/director’s employment agreement and $80,000 of deferred compensation related to the Secretary’s employment agreement. As of December 31, 2018 and 2017, accrued compensation – related party was $1,239,750 and $1,036,000, respectively.

NOTE 13 – INCOME TAXES

At December 31, 2018, net operating loss carry forwards for Federal and state income tax purposes totaling approximately $8,215,000 available to reduce future income which, if not utilized, will begin to expire in the year 2032. There is no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

A reconciliation of the statutory income tax rates and the effective tax rate is as follows:

	December 31,	December 31,
	2018	2017

Statutory U.S. federal rate	21.0%	21.0%
State income tax, net of federal benefit	7.0%	7.0%
Permanent differences	2.0%	(1.8)%
Valuation allowance	(30.0)%	(26.2)%
Provision for income taxes	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	December 31,	December 31,
	2018	2017

Deferred tax assets:
Net operating loss carry forwards	$2,302,880	$1,548,763
Stock based compensation	1,149,301	1,117,072
Valuation allowance	(3,452,181)	(2,665,835)

	$—	$—

Major tax jurisdictions are the United States and California. All of the tax years will remain open three and four years for examination by the Federal and state tax authorities, respectively, from the date of utilization of the net operating loss. There are no tax audits pending.

NOTE 14 – EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended December 31,
	2018	2017

Loss from continuing operations	$(2,305,277)	$(3,845,297)
Discontinued operations	(314,997)	(405,967)
Net loss attributable to the common stockholders	$(2,620,274)	$(4,251,264)

Basic weighted average outstanding shares of common stock	65,069,763	47,093,401
Dilutive effect of options and warrants	—	—
Diluted weighted average common stock and common stock equivalents	65,069,763	47,093,401

Loss per share:
Net loss per share from continuing operations, basic and diluted	$(0.04)	$(0.08)
Net loss per share from discontinued operations, basic and diluted	(0.00)	(0.01)
Net loss per share total, basic and diluted	$(0.04)	$(0.09)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Contingent Payments

On December 1, 2016, we acquired substantially all of the operating assets of CCI. As part of the purchase price of the operating assets of CCI, there is a cash payment of $500,000 contingent upon a future offering and earn out payments for all sales of CCI and RGNP products sold via CCI sales channels for the 2017, 2018, 2019 and 2020 calendar years. The estimated fair value of the contingent payments totaled $424,511 and was recognized as a liability in the accompanying consolidated balance sheets as of December 31, 2016. During the years ended December 31, 2018 and 2017, ASK Gold and CCI each earned $11,751 and $41,534, respectively, of earn out payments for a total of $106,570. In addition, the Company paid $95,020 in reimbursement expenses (“Reimbursement Expenses”) that were the responsibility of CCI and will be applied against current and future earn out payments to CCI. The Company applied $11,751 and $41,534 of earn out payments owed to CCI for 2018 and 2017 against the Reimbursement Expenses for a net balance of $41,735 owed by CCI to the Company as of December 31, 2018 that is recorded in estimated fair value of contingent payments, net in the accompanying consolidated balance sheets. In 2018, the Company issued 8,000,000 common shares for settlement of amounts owed to ASK Gold of $139,199, As of December 31, 2018, estimated fair value of contingent payments, net was $137,007.

Operating Leases

The Company has month-to month leases for its headquarters and its sales and marketing, and customer service operations, and its distribution facility. The total rent is approximately $1,955 per month.

The customer service and distribution facility was previously located at 1933 S. Broadway. Los Angeles, California. Through June 2018, the Company leased its customer service and distribution facility on a month-to-month basis for $4,000 per month from a third party.

Rent expense was approximately $40,245 and $99,679 for the years ended December 31, 2018 and 2017, respectively.

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

NOTE 16 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On January 1, 2019, Reign Brands, Inc., a subsidiary of Reign Sapphire Corporation, entered into an Asset Purchase Agreement (the “Agreement”) with Co-Op Jewelers LLC (“Co-Op”), whereby Reign Brands, Inc. sold operating assets of Reign Brands, Inc., consisting of substantially all of the assets related to Coordinates Collection (“CCI”). On January 1, 2019 (the “Closing Date”), the parties executed the Asset Purchase Agreement and the final exhibits.

Upon the closing of the Agreement, Reign Brands, Inc. sold substantially all of the operating assets of the CCI business, consisting of fixed assets and intellectual property in exchange for an aggregate of $100,000 in cash. The Agreement contained customary closing conditions.

As a result of the pending sale, the Company has reclassified CCI as assets and liabilities held for sale as of December 31, 2018 and 2017 and restated December 31, 2017 financial information for comparable purposes. Discontinued operations during the years ended December 31, 2018 and 2017 consist of the operations from CCI.

The following tables lists the assets of discontinued operations and held for sale and liabilities of discontinued operations and held for sale as of December 31, 2018 and 2017 and the discontinued operations for CCI for the years ended December 31, 2018 and 2017:

	December 31,
	2018	2017
ASSETS
Current Assets:
Accounts Receivable	$2,096	$9,730
Total Current Assets of Discontinued Operations	2,096	9,730
Property, Plant and Equipment, net	—	1,106,736
TOTAL ASSETS OF DISCONTINUED OPERATIONS AND HELD FOR SALE	$2,096	$1,116,466

LIABILITIES

LIABILITIES
Current Liabilities:
Accounts Payable	$—	$121,442
Estimated fair value of contingent payments, net	137,007	287,957
Deferred revenue	21,977	81,455
Other current liabilities	3,994	7,781
Total Current Liabilities of Discontinued Operations	162,978	498,635
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS AND HELD FOR SALE	$162,978	$498,635

	For the Years Ended December 31,
	2018	2017

Net revenues	$659,142	$1,245,744
Cost of sales	227,157	490,951
Gross profit	431,985	754,793

Operating expenses
Advertising and marketing expenses	317,666	458,915
Stock based compensation - related party	—	248,250
General and administrative	429,316	453,595
Total operating expenses	746,982	1,160,760

Net loss of discontinued operations and held for sale	$(314,997)	$(405,967)

NOTE 17 – SUBSEQUENT EVENTS

On January 1, 2019, Reign Brands, Inc., a subsidiary of Reign Sapphire Corporation, entered into an Asset Purchase Agreement (the “Agreement”) with Co-Op Jewelers LLC (“Co-Op”), whereby Reign Brands, Inc. sold operating assets of Reign Brands, Inc., consisting of substantially all of the assets related to Coordinates Collection (“CC”). On January 1, 2019 (the “Closing Date”), the parties executed the Asset Purchase Agreement and the final exhibits.

Upon the closing of the Agreement, Reign Brands, Inc. sold substantially all of the operating assets of the CC business, consisting of fixed assets and intellectual property in exchange for an aggregate of $100,000 in cash. The Agreement contained customary closing conditions.

There were no other events subsequent to December 31, 2018, and up to the date of this filing that would require disclosure.