Form 10-Q
period 2019-03-31
Reign Sapphire Corp
filed 2019-04-19
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2019

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

As of April 19, 2019, we had 81,272,408 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. For example, when we discuss our pursuit of strategic transactions including acquisitions, dispositions, capital raising and debt restructuring, that our revenues will increase in 2018, and that we intend to invest in sales, marketing, product development and innovation, we are using forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Reign Sapphire Corporation are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on April 1, 2019 and in this quarterly report on Form 10-Q. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.”

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

REIGN SAPPHIRE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited) March 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash	$1,331	$7,497
Inventories	715,351	723,595
Current assets of discontinued operations and assets held for sale	—	2,096
Total current assets	716,682	733,188

Property and Equipment, net	12,288	15,530
Intangible assets, net	97,034	113,331
Total assets	$826,004	$862,049

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$23,250	$22,710
Due to related party	1,267,099	1,246,805
Accrued compensation - related party	1,304,750	1,239,750
Short term notes payable, less unamortized debt issuance costs of $18,500 and $27,750 at March 31, 2019 and December 31, 2018, respectively	79,687	103,770
Convertible notes payable, less unamortized debt discount of $0 and $0 at March 31, 2019 and December 31, 2018, respectively	1,731,504	1,731,504
Other current liabilities	80,996	69,774
Current liabilities of discontinued operations and assets held for sale	—	162,978
Total current liabilities	4,487,286	4,577,291
Total liabilities	4,487,286	4,577,291

Commitments and contingencies

Shareholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 1 and 1 share issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized; 81,272,408 and 81,272,408 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	8,128	8,128
Additional paid-in-capital	9,277,899	9,277,899
Accumulated deficit	(12,947,309)	(13,001,269)
Total shareholders’ deficit	(3,661,282)	(3,715,242)
Total liabilities and shareholders’ deficit	$826,004	$862,049

See accompanying notes to condensed consolidated financial statements

REIGN SAPPHIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018

Net revenues	$41,554	$23,149

Cost of sales	9,250	9,681

Gross profit	32,304	13,468

Operating expenses:
Advertising and marketing expenses	8,531	38,624
Stock based compensation - related party	—	21,531
General and administrative	192,628	241,549
Total operating expenses	201,159	301,704
Loss from operations	(168,855)	(288,236)

Other (income) expense:
Change in fair value of derivative liabilities	—	(306,018)
Extinguishment of debt	—	548,425
Interest expense	15,500	81,600
Total other expense, net	15,500	324,007

Loss before income taxes and discontinued operations	(184,355)	(612,243)
Income taxes	—	—
Loss from continuing operations	(184,355)	(612,243)
Discontinued operations	—	(127,149)
Gain of disposal of discontinued operations	238,315	—

Net profit (loss)	$53,960	$(739,392)

Net profit (loss) per share from continuing operations, basic and diluted	$(0.00)	$(0.01)
Net loss per share from discontinued operations, basic and diluted	N/A	(0.00)
Net profit (loss) per share total, basic and diluted	$0.00	$(0.01)

Weighted average number of shares outstanding Basic and diluted	81,272,408	57,711,496

See accompanying notes to condensed consolidated financial statements

REIGN SAPPHIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of January 1, 2018	1	$—	53,276,676	$5,328	$8,281,793	$(10,380,995)	$(2,093,874)
Redeemable shares issued in conjunction with note payable	—	—	3,000,000	300	103,260	—	103,560
Issuance of common stock and warrants with short-term convertible notes	—	—	833,332	83	65,423	—	65,506
Shares issued in conjunction with modification of note payable	—	—	2,395,650	240	263,282	—	263,522
Net loss	—	—	—	—	—	(739,392)	(739,392)
Balance as of March 31, 2018	1	$—	59,505,658	$5,951	$8,713,758	$(11,120,387)	$(2,400,678)

Balance as of January 1, 2019	1	$—	81,272,408	$8,128	$9,277,899	$(13,001,269)	$(3,715,242)
Net loss	—	—	—	—	—	53,960	53,960
Balance as of March 31, 2019	2	$—	81,272,408	$8,128	$9,277,899	$(12,947,309)	$(3,661,282)

See accompanying notes to condensed consolidated financial statements

REIGN SAPPHIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

Cash flows from operating activities:
Net profit (loss)	$53,960	$(739,392)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation expense	3,242	3,156
Amortization expense	16,297	58,443
Gain on disposal of discontinued operations	(260,883)	—
Accretion of debt discount	9,250	78,596
Change in derivative liabilities	—	(306,018)
Loss on extinguishment of debt	—	548,425
Amortization of stock issued for future services	—	3,750
Estimated fair market value of stock issued for services	—	21,531
Changes in operating assets and liabilities:
Accounts receivable	—	(13,398)
Inventory	8,244	4,744
Prepaid expenses	—	1,002
Accounts payable	540	7,881
Due to related party	20,294	41,322
Accrued compensation - related party	65,000	20,000
Deferred revenue	—	(46,155)
Estimated fair value of contingent payments, net	—	(918)
Other current liabilities	11,223	(4,810)
Net cash used in operating activities	(72,833)	(321,841)

Cash flows from investing activities:
Proceeds from sale of business	100,000	—
Net cash provided by investing activities	100,000	—

Cash flows from financing activities:
Proceeds from short-term convertible notes, net of debt issuance costs	—	250,000
Proceeds from short-term notes, net of debt issuance costs	—	134,020
Repayments of short term notes	(33,333)	(30,470)
Net cash (used in) provided by financing activities	(33,333)	353,550

Net increase (decrease) in cash	(6,166)	31,709

Cash at beginning of period	7,497	9,592
Cash at end of period	$1,331	$41,301

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Common stock and warrants issued in conjunction with convertible notes payable	$—	$169,066
Common stock issued to third party in conjunction with debt issuance	$—	$55,500
Warrants issued to third party in conjunction with convertible notes payable	$—	$36,739
Debt issuance costs in conjunction with convertible notes payable	$—	$44,000
Deferred interest payable issued in conjunction with convertible notes payable	$—	$29,400

See accompanying notes to condensed consolidated financial statements

REIGN SAPPHIRE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

Reign Sapphires – Continuing Operations:

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

Coordinates Collection – Discontinued Operations:

On December 1, 2016, substantially all of the operating assets of Coordinates Collection, Inc. (“CCI” or “Coordinates Collection”) was acquired by Reign Sapphire Corporation ("RGNP" or the “Company”), (see “Acquisition of Assets Related to the Coordinates Collection Business”). RGNP is a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company. As part of the Acquisition, we created a wholly owned subsidiary, Reign Brands, Inc. (“Reign Brands”), which is a Delaware corporation, and shall act as the operating entity for the acquired CCI assets. The acquisition method of accounting was used to record assets acquired and liabilities assumed by successor. Such accounting generally results in increased amortization and depreciation reported in future periods. CCI’s fixed assets and identifiable intangible assets acquired were recorded based upon their estimated fair values as of the closing date of the Acquisition.  The excess of purchase price over the value of the net assets acquired was recorded as goodwill.

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

NOTE 2 – BASIS OF PRESENTATION

The included (a) condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of March 31, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2018 and 2017 audited financial statements filed on Form 10-K on April 2, 2019. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed consolidated financial statements which substantially duplicate the disclosure contained in the financial statements as reported in the Annual Report on Form 10-K for the year ended December 31, 2018 as filed on April 2, 2019, have been omitted.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $12,947,000 and $13,001,000 at March 31, 2019 and December 31, 2018, respectively, had a working capital deficit of approximately $3,771,000 and $3,844,000 at March 31, 2019 and December 31, 2018, respectively, had net income of approximately $54,000 and a net loss of approximately $739,000 for the three months ended March 31, 2019 and 2018, respectively, and net cash used in operating activities of approximately $73,000 and $322,000 for the three months ended March 31, 2019 and 2018, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were recorded of approximately $9,000 ($9,000 from continuing operations and $0 from discontinued operations) and $175,000 ($39,000 from continuing operations and $136,000 from discontinued operations) for the three months ended March 31, 2019 and 2018, respectively.

Comprehensive Income

Comprehensive income is reported in accordance with FASB ASC Topic 220 “Comprehensive Income,” which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in shareholders’ equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends). Generally, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. There are no items other than net loss affecting comprehensive loss for the three months ended March 31, 2019 and 2018.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification ASC 606 (“ASC 606"), Revenue from Contracts with Customers, using the modified retrospective approach for all contracts not completed as of the date of adoption. Results for the reporting periods beginning on January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with accounting under ASC 605, Revenue Recognition. As a result of adopting ASC 606, amounts reported under ASC 606 were not materially different from amounts that would have been reported under the previous revenue guidance of ASC 605, as such, no cumulative adjustment to retained earnings.

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

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the three months ended March 31, 2019 and 2018, the Company recorded retail sales of $0 and $217,636 ($0 from continuing operations and $217,636 from discontinued operations), respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the three months ended March 31, 2019 and 2018, the Company recorded wholesale sales of $41,554 ($41,554 from continuing operations and $0 from discontinued operations) and $55,614 ($23,149 from continuing operations and $32,465 from discontinued operations), respectively.

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

Deferred revenue

Deferred revenue consists of customer orders paid in advance of the delivery of the order. Deferred revenue is classified as short-term as the typical order ships within approximately three weeks of placing the order. Deferred revenue is recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met. Deferred revenue totaling $0 and $21,977 as of March 31, 2019 and December 31, 2018, respectively, is included in current liabilities of discontinued operations and assets held for sale in the accompanying consolidated Balance Sheets.

Inventories

Reign Sapphire

Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of March 31, 2019 and December 31, 2018, the Company carried primarily loose sapphire jewels, jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of March 31, 2019. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time. The estimated fair value per management’s internal assessment is greater than the cost, therefore, there is no indicator of impairment as of March 31, 2019.

Le Bloc

Le Bloc products are outsourced to a third party for manufacture, made to order, and when completed are shipped to the customer. The inventory for Le Bloc is considered immaterial as of March 31, 2019 and December 31, 2018.

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

Intangible Assets

Intangible assets consist primarily of tradenames, proprietary designs, developed technology – website, and developed technology – Ipad application. Our intangible assets are being amortized on a straight-line basis over a period of three to ten years.

Impairment of Long-lived Assets and Goodwill

We evaluate goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount.  The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. There was an impairment charge of $0 for the three months ended March 31, 2019 and 2018 and $481,947 of impairment charge was recorded in the fourth quarter of year December 31, 2018.

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There was an impairment charge of $0 for the three months ended March 31, 2019 and 2018 and $460,789 of impairment charge was recorded in the fourth quarter of year December 31, 2018.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2019 and December 31, 2018, the fair value of cash, accounts receivable, accounts payable, accrued expenses, notes payable, and convertible debt approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. There were no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The warrant and the embedded derivative liabilities are recognized at fair value on a recurring basis at March 31, 2019 and are Level 3 measurements (see Note 8). There have been no transfers between levels.

The carrying values of the Company’s financial instruments, including cash, other current assets, accounts payable, accruals, and other current liabilities approximate their fair values due to the short period of time to maturity or repayment.

Convertible Notes Payable

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

The total number of potential additional dilutive securities outstanding for the three months ended March 31, 2019 and 2018, was none since the Company had net losses and any additional potential common shares would have an anti-dilutive effect.

Related Parties

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company. Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, the Company’s Chief Executive Officer ("CEO”), is inactive and we have no transactions with ASC.

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

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the presentation following the January 2019 sale of CCI, which includes the reclassification of the combined financial position as assets and liabilities held for sale (see Note 15) for all periods presented.

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

The Company had one customer that accounted for 96% of total revenues for the three months ended March 31, 2019. There was one customer that accounted for 10% of total revenue for the three months ended March 31, 2018. The Company had no customers that accounted for 10% or more of total accounts receivable at March 31, 2019 and December 31, 2018, respectively.

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

NOTE 4 – INVENTORIES

Inventories consisted of the following as of:

	March 31, 2019	December 31, 2018

Loose stones	$518,229	$526,473
Finished goods	134,145	134,145
Samples	62,977	62,977
	$715,351	$723,595

NOTE 5 – PROPERTY AND Equipment

Property and equipment consisted of the following as of:

	Estimated Life	March 31, 2019	December 31, 2018

Office equipment	5 years	$5,481	$5,481
Computer equipment	3 years	40,171	40,171
Accumulated depreciation		(33,364)	(30,122)
		$12,288	$15,530

Depreciation expense was $3,242 and $3,156 for the three months ended March 31, 2019 and 2018, respectively, and is classified in general and administrative expenses in the condensed consolidated Statements of Operations.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Estimated Life	March 31, 2019	December 31, 2018

Trademarks	3.3 – 4.5 years	$260,000	$260,000
Accumulated amortization		(162,966)	(146,669)
		$97,034	$113,331

Future amortization expense related to intangible assets are approximately as follows:

Total
2019	$46,610
2020	37,818
2021	12,606
$97,034

Amortization expense was $16,297 and $58,443 for the three months ended March 31, 2019 and 2018, and is classified in general and administrative expenses in the condensed consolidated Statements of Operations.

NOTE 7 – DUE TO RELATED PARTY

During the three months ended March 31, 2019, the Company received no advances from its CEO/director, incurred business expenses that were paid by the CEO/director of $486,384 (comprised of operating expenses) and had repayments of $466,090. The Company has a balance owed to the related party of $1,267,099 and $1,246,805 at March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019, the Company incurred $45,000 of compensation related to the CEO/director’s employment agreement and $20,000 of deferred compensation related to the Secretary’s employment agreement. As of March 31, 2019 and December 31, 2018, accrued compensation-related party was $1,304,750 and $1,239,750, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	March 31,	December 31,
	2019	2018

January and February 2018 Notes, issued January 3, 2018 and February 16, 2018, respectively, with a maturity date of March 31, 2019, as amended, with an interest rate of 10%.	$294,000	$294,000
November 2017 Notes, issued November 10, 2017, with a maturity date of March 31, 2019, as amended, bearing no interest, and secured by substantially all of the Company’s assets and guarantees of payment by the Company’s CEO, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by the Company’s CEO.	287,502	287,502
November 2016 Notes, issued November 10, 2016, with a maturity date of March 31, 2019, as amended, bearing no interest, and secured by substantially all of the Company’s assets and guarantees of payment by the Company’s CEO, and ASC.	287,502	287,502
December 2015 Notes, issued December 23, 2015, with a maturity date of March 31, 2019, as amended, bearing no interest, and secured by substantially all of the Company’s assets and guarantees of payment by the Company’s CEO, and ASC.	862,500	862,500
Total convertible notes payable	1,731,504	1,731,504
Debt discount	—	—
Convertible notes payable, net of unamortized debt discount	$1,731,504	$1,731,504

The following represents a summary of the convertible debt terms at March 31, 2019:

							Warrants
	Amount of		Maturity	Conversion	Number of	Exercise	Exercisable
	Notes	Debt Discount	Dates thru	Price	Warrants	Price	thru
January and February
2018 Notes	$294,000	$—	3/31/2019	$0.08	1,960,000	$0.15	2/16/2023
November 2017 Notes	287,502	—	3/31/2019	$0.08	3,593,776	$0.15	11/10/2022
November 2016 Notes	287,502	—	3/31/2019	$0.08	3,593,776	$0.15	11/10/2022
December 2015 Notes	862,500	—	3/31/2019	$0.08	10,781,250	$0.15	11/10/2022
Total	$1,731,504	$—			19,928,802

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

The January and February 2018 Convertible Notes matured on March 31, 2019, as amended on December 31, 2018. The note is in default and the Company is currently in discussions to restructure the terms of the note and provides for interest to accrue at an interest rate equal to 18% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Convertible Notes. At any time after 180 days from the issue date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of the Convertible Notes is $0.08 per share, subject to adjustment as provided therein. There is also a one-time interest charge of 10% due at maturity.

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

Purchaser Conversion

The January and February 2018 Convertible Notes purchaser has the right at any time after 180 days after the issue date until the outstanding balance of the Note has been paid in full, to convert the outstanding principal balance and accrued interest into shares of common stock of the Company divided by the January and February 2018 Convertible Notes purchaser conversion price of $0.08, subject to potential future adjustments, such as stock splits and stock dividends. If the total outstanding balance of the November 2017 Note were convertible as of March 31, 2019, the November 2017 Note would have been convertible into 3,675,000 shares of our common stock. No derivative liability has been recorded as of March 31, 2018, as conversion was contingent. On the 180th day, the conversion feature will be a derivative and recorded as interest expense. Subsequent to September 30, 2018, the 180 day period has expired and the Company has determined the fair value of the derivative to be immaterial.

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

The Company recorded debt discount accretion of $0 and $61,096 to interest expense in the condensed consolidated Statements of Operations during the three months ended March 31, 2019 and 2018, respectively, and has $0 of unamortized debt discount remaining as of March 31, 2019.

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

The November 2017 Notes matured on March 31, 2019, as amended on January 2, 2019. The note is in default and the Company is currently in discussions to restructure the terms of the note and provides for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the November 2017 Notes. At any time after the November 2017 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of our Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.08 per share, subject to adjustment as provided therein. Each November 2017 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each November 2017 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the November 2017 Note have the right to convert any portion of their November 2017 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The November 2017 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the November 2017 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the November 2017 Notes and accrual of interest as described above. The November 2017 Notes are collectively collateralized by substantially all of the Company’s assets and guarantees of payment of the November 2017 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the November 2017 Notes, subject to the terms of such guaranty agreements.

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

As of March 31, 2019 and December 31, 2018, the Optional Redemption was recorded as a derivative liability on the consolidated Balance Sheets using the “Black Scholes Merton Method” and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $6,375 and was re-measured at fair value to be $0 at March 31, 2019 and December 31, 2018. During the three months ended March 31, 2019 and 2018, the Company recorded $0 and $0, respectively, on Optional Redemption valuation.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, incorporating the following inputs:

	March 31, 2019	December 31, 2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	47.5%
Risk-free interest rate	2.40%	2.45%
Expected term of options (years)	0.8	0.3
Stock price	$0.02	$0.01
Conversion price	$0.08	$0.08

Purchaser Conversion

The November 2017 Purchaser has the right at any time after the November 2017 Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“November 2017 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “November 2017 Conversion Amount”) divided by the November 2017 Purchaser Conversion Price of $0.08, subject to potential future adjustments described below. If the total outstanding balance of the November 2017 Note were convertible as of March 31, 2019, the November 2017 Note would have been convertible into 3,593,776 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet at its fair value of $165,000 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. At March 31, 2019, the embedded derivative was re-measured at fair value that was determined to be $0. During the three months ended March 31, 2019 and 2018, the Company recorded a loss of $0 and $52,000, respectively, on embedded derivative re-valuation.

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

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

	March 31, 2019	December 31, 2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	47.5%
Risk-free interest rate	2.40%	2.45%
Expected term of options (years)	0.8	0.3
Stock price	$0.02	$0.01
Conversion price	$0.08	$0.08

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

The November 2016 Notes matured on March 31, 2019, as amended on January 2, 2019. The note is in default and the Company is currently in discussions to restructure the terms of the note and provides for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the November 2016 Notes. At any time after the November 2016 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of our Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note was $0.12 per share, as amended on May 30, 2017 to $0.08, subject to adjustment as provided therein. Each November 2016 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each November 2016 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the November 2016 Note have the right to convert any portion of their November 2016 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The November 2016 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the November 2016 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the November 2016 Notes and accrual of interest as described above. The November 2016 Notes are collectively collateralized by substantially all of the Company’s assets and guarantees of payment of the November 2016 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the November 2016 Notes, subject to the terms of such guaranty agreements.

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

As of March 31, 2019 and December 31, 2018, the Optional Redemption was recorded as a derivative liability on the condensed consolidated Balance Sheets using “Black Scholes Merton Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $35,015 and was re-measured at fair value to be $0 at March 31, 2019 and December 31, 2018. During the three months ended March 31, 2019 and 2018, the Company recorded $0 and $11,505, respectively, on Optional Redemption valuation.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

	March 31, 2019	December 31, 2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	47.5%
Risk-free interest rate	2.40%	2.45%
Expected term of options (years)	0.8	0.3
Stock price	$0.02	$0.01
Conversion price	$0.08	$0.08

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet at its fair value of $32,016 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. At March 31, 2019, the embedded derivative was re-measured at fair value that was determined to be $0. During the three months ended March 31, 2019 and 2018, the Company recorded a gain of $0 and $52,000, respectively, on embedded derivative re-valuation, respectively.

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

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

	March 31, 2019	December 31, 2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	47.5%
Risk-free interest rate	2.40%	2.45%
Expected term of options (years)	0.8	0.3
Stock price	$0.02	$0.01
Conversion price	$0.08	$0.08

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

The Company recorded debt discount accretion of $0 and $0 to interest expense in the condensed consolidated Statements of Operations during the three months ended March 31, 2019 and 2018, respectively, and has an unamortized debt discount of $0 as of March 31, 2019.

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

The December 2015 Notes matured on March 31, 2019, as amended on January 2, 2019. The note is in default and the Company is currently in discussions to restructure the terms of the note and provides for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the December 2015 Notes. At any time after the December 2015 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of the Company’s Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a December 2015 Note was $0.12 per share, as amended on May 30, 2017 to $0.08, subject to adjustment as provided therein. Each December 2015 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each December 2015 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the December 2015 Note have the right to convert any portion of their December 2015 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The December 2015 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the December 2015 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the December 2015 Notes and accrual of interest as described above. The December 2015 Notes are collectively collateralized by substantially all of our assets and guarantees of payment of the December 2015 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the December 2015 Notes, subject to the terms of such guaranty agreements.

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

As of December 31, 2016, the Optional Redemption was recorded as a derivative liability on the condensed consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $199,150 and was re-measured at fair value to be $0 at March 31, 2019 and December 31, 2018. During the three months ended March 31, 2019 and 2018, the Company recorded $0 and $34,515, respectively, on Optional Redemption valuation.

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

	March 31, 2019	December 31, 2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	47.5%
Risk-free interest rate	2.40%	2.45%
Expected term of options (years)	0.8	0.3
Stock price	$0.02	$0.01
Conversion price	$0.08	$0.08

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The original fair value of the derivative was $88,983 and at March 31, 2019, the embedded derivative was re-measured at fair value that was determined to be $0. During the three months ended March 31, 2019 and 2018, the Company recorded a gain of $0 and a gain of $155,998 on embedded derivative re-valuation, respectively.

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

The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo Method” modeling incorporating the following inputs:

	March 31, 2019	December 31, 2018

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	47.5%	47.5%
Risk-free interest rate	2.40%	2.45%
Expected term of options (years)	0.8	0.3
Stock price	$0.02	$0.01
Conversion price	$0.08	$0.08

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

The Company recorded debt discount accretion of $0 and $0 to interest expense in the condensed consolidated Statements of Operations during the three months ended March 31, 2019 and 2018, respectively, and has no unamortized debt discount remaining as of March 31, 2019.

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

The note payable balance net of debt discount of $18,500 at March 31, 2019 was $79,687 with an availability of approximately $880,000 on the Note. In January 2019, the Company paid a principal payment of $33,333 against the note.

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

NOTE 11 – STOCK BASED COMPENSATION

2015 Equity Incentive Plan

As of March 31, 2019, the board of directors and shareholders of the Company previously authorized the adoption and implementation of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company’s shareholders. Under the 2015 Plan, an aggregate of 20,000,000 shares of the Company’s common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. The exercise price for each option may not be less than fair market value of the common stock on the date of grant, and shall vest as determined by the Company’s board of directors but shall not exceed a ten-year period.

In April 2018, the Company issued a total of 98,000 restricted common shares to its employees, valued at $7,742 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

As of March 31, 2018, the Company issued a total of 100,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $0 and $3,750 under general and administrative expenses in the accompanying condensed consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, respectively, with $0 remaining to be amortized. As of March 31, 2019, the Advisors had vested in 100,000 shares with 0 shares to vest over the remaining vesting period.

As of March 31, 2018, the Company previously granted to its CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The Black-Scholes option-pricing model used the following weighted average assumptions as of December 31, 2016: (i) no dividend yield for each year, (ii) volatility of 35.6 percent, (iii) risk-free interest rate of 1.87 percent, (iv) stock price of $0.25, (v) exercise price of $0.005, and (vi) expected life of 6.0 years. The options will vest 50% on the first anniversary of the grant date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the grant date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by the Company from the grant date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of the Company’s common stock subject to the option shall fully vest if the Company shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by the Company pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the grant date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. The Company recognized expense of $0 and $0 for the three months ended March 31, 2019 and 2018, respectively, within stock based compensation – related party in the accompanying condensed consolidated Statements of Operations with no amounts remaining to be recognized.

The following represents a summary of the Options outstanding at March 31, 2019 and changes during the period then ended:

		Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value *
Outstanding at December 1, 2018	10,000,000	$0.005	$1,200,000
Granted	—	—	—
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at December 31, 2018	10,000,000	$0.005	$120,000
Granted	—	—	—
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at March 31, 2019	10,000,000	$0.005	$210,000
Exercisable at March 31, 2019	10,000,000	$—	$—
Expected to be vested	10,000,000	$0.005	$—

* Based on the Company’s stock price on March 31, 2018 and December 31, 2017, respectively.

NOTE 12 – Related Party Transactions

Other than as set forth below, and as disclosed in Notes 7, 8, 9, 10, 11 and 14, the Company has not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest.

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

Employment Agreements

The Company previously had a consulting agreement with its CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If the Company terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $45,000 and $45,000 for the three months ended March 31, 2019 and 2018, respectively. Deferred compensation totaling $877,750 as of March 31, 2019, is included in Accrued Compensation in the accompanying condensed consolidated Balance Sheet. Deferred compensation includes $663,750 related to the employment agreement and $214,000 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the CEO totaling approximately $4,707 and $3,608 for the three months ended March 31, 2019 and 2018, respectively. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

The Company previously had a consulting agreement with its secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If the Company terminates the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $20,000 and $20,000 for the three months ended March 31, 2019 and 2018, respectively. Deferred compensation totaling $427,000 as of March 31, 2019, is included in Accrued Compensation in the accompanying condensed consolidated Balance Sheets. Deferred compensation includes $313,333 related to the employment agreement and $113,667 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the Secretary totaling approximately $1,202 and $1,802 for the three months ended March 31, 2019 and 2018, respectively. Employee benefits include use of a car and car insurance.

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended March 31,
	2019	2018

Loss from continuing operations	$(184,355)	$(612,243)
Discontinued operations	—	(127,149)
Gain of disposal of discontinued operations	238,315	—
Net profit (loss) attributable to the common stockholders	$53,960	$(739,392)

Basic weighted average outstanding shares of common stock	81,272,408	57,711,496
Dilutive effect of options and warrants	—	—
Diluted weighted average common stock and common stock equivalents	81,272,408	57,711,496

Profit (loss) per share:
Net profit (loss) per share from continuing operations, basic and diluted	$(0.00)	$(0.01)
Net loss per share from discontinued operations, basic and diluted	—	(0.00)
Net Profit (loss) per share total, basic and diluted	$(0.00)	$(0.01)

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

Rent expense was approximately $11,333 and $18,906 for the three months ended March 31, 2019 and 2018, respectively.

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

NOTE 15 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

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

As a result of the sale, the Company had reclassified CCI as assets and liabilities held for sale as of December 31, 2018. Discontinued operations during the three months ended March 31, 2018 consist of the operations from CCI.

The following tables lists the assets of discontinued operations and held for sale and liabilities of discontinued operations and held for sale as of December 31, 2018 and the discontinued operations for CCI for the three months ended March 31, 2018:

December 31,
2018
ASSETS
Current Assets:
Accounts Receivable	$2,096
Total Current Assets of Discontinued Operations	2,096
Property, Plant and Equipment, net	—
TOTAL ASSETS OF DISCONTINUED OPERATIONS AND HELD FOR SALE	$2,096

LIABILITIES

LIABILITIES
Current Liabilities:
Accounts Payable	$—
Estimated fair value of contingent payments, net	137,007
Deferred revenue	21,977
Other current liabilities	3,994
Total Current Liabilities of Discontinued Operations	162,978
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS AND HELD FOR SALE	$162,978

For the Three
Months Ended
March 31,
2018

Net revenues	$250,101
Cost of sales	72,868
Gross profit	177,233

Operating expenses
Advertising and marketing expenses	136,519
Stock based compensation - related party	—
General and administrative	167,863
Total operating expenses	304,382

Net loss of discontinued operations and held for sale	$(127,149)

NOTE 16 – SUBSEQUENT EVENTS

The Company’s convertible notes matured on March 31, 2019. The convertible notes are in default and the Company is currently in discussions to restructure the terms of the convertible notes.

There were no other events subsequent to March 31, 2019, and up to the date of this filing that would require disclosure.

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

OVERVIEW:

Financial Presentation

On December 1, 2016, substantially all of the operating assets of Coordinates Collection, Inc. (“CCI”) was acquired by Reign Sapphire Corporation ("us", “we, “Reign”). We are a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company. As part of the Acquisition, we created a wholly owned subsidiary, Reign Brands, Inc. (“Reign Brands”), which is a Delaware corporation, and acts as the operating entity for the acquired CCI assets. The acquisition method of accounting was used to record assets acquired and liabilities assumed by us. Such accounting generally results in increased amortization and depreciation reported in future periods. CCI’s fixed assets and identifiable intangible assets acquired were recorded based upon their estimated fair values as of the closing date of the Acquisition.  The excess of purchase price over the value of the net assets acquired was recorded as goodwill.

Historical Development

Reign Sapphires – Continuing Operations

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

Coordinates Collection – Discontinued Operations

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

The January and February 2018 Convertible Notes matured on March 31, 2019, as amended on December 31, 2018. The note is in default and the Company is currently in discussions to restructure the terms of the note and provides for interest to accrue at an interest rate equal to 18% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Convertible Notes. At any time after 180 days from the Issue Date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Convertible Notes is $0.08 per share, subject to adjustment as provided therein. There is also a one-time interest charge of 10% due at maturity.

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

The note payable balance net of debt discount of $18,500 at March 31, 2019 was $79,687 with an availability of $880,000 on the Note. In January 2019, we paid a principal payment of $33,333 against the note.

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

As of December 31, 2018, the Company issued a total of 100,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $3,750 under general and administrative expenses in the accompanying condensed consolidated Statements of Operations for the three months ended March 31, 2018. As of December 31, 2018, the Advisors had vested in 100,000 shares with 0 shares to vest over the remaining vesting period.

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

How We Generate Revenue

On January 1, 2018, the Company adopted Accounting Standards Codification ASC 606 (“ASC 606"), Revenue from Contracts with Customers, using the modified retrospective approach for all contracts not completed as of the date of adoption. Results for the reporting periods beginning on January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with accounting under ASC 605, Revenue Recognition. As a result of adopting ASC 606, amounts reported under ASC 606 were not materially different from amounts that would have been reported under the previous revenue guidance of ASC 605, as such, no cumulative adjustment to retained earnings.

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

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the three months ended March 31, 2019 and 2018, the Company recorded retail sales of $0 and $217,636 ($0 from continuing operations and $217,636 from discontinued operations), respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the three months ended March 31, 2019 and 2018, the Company recorded wholesale sales of $41,554 ($41,554 from continuing operations and $0 from discontinued operations) and $55,614 ($23,149 from continuing operations and $32,465 from discontinued operations), respectively.

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

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the statement of operations, were $2,257 and $220 for the three months ended March 31, 2019 and 2018, respectively.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Reign Sapphires – Continuing Operations

The following discussion represents a comparison of our results of operations for the three months ended March 31, 2019 and 2018.  The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Net revenues	$41,554	$23,149
Cost of sales	9,250	9,681
Gross Profit	32,304	13,468
Operating expenses	201,159	301,704
Other expense	15,500	324,007
Net loss before income taxes and discontinued operations	$(184,355)	$(612,243)

Net Revenues

Net revenues increased by $18,405, or 79.5%, to $41,554 for the three months ended March 31, 2019 from $23,149 for the three months ended March 31, 2018. The increase in revenue is primarily the result of an increase in wholesale revenue of $18,405, or 79.5%, to $41,554 for the three months ended March 31, 2019 from $23,149 three months ended March 31, 2018, primarily due to increased wholesale customer purchases of our products, offset partially by the reduced retail customer purchases of our products.

Cost of Sales

Cost of sales decreased by $431, or 4.5%, to $9,250 for the three months ended March 31, 2019 from $9,681 for the three months ended March 31, 2018. The decrease in cost of sales was primarily due to the reduced cost of product, offset partially by the increase in revenue. As a percentage of revenue, cost of sales was 22.2% and 41.8% resulting in a gross margin of 77.8% and 58.2% for the three months ended March 31, 2019 and 2018, respectively, primarily due to reduced cost of product, offset partially by the increase in revenue.

Operating expenses

Operating expenses decreased by $100,545, or 33.3%, to $201,159 for the three months ended March 31, 2019 from $301,704 for the three months ended March 31, 2018 primarily due to decreases in stock based compensation of $21,531, marketing costs of $30,093, rent of $3,573, consulting costs of $4,949, investor relations costs of $67,264, depreciation and amortization costs of $42,060, and professional fees of $5,032, offset primarily by increases in compensation costs of $60,642, travel expenses of $7,133, and general and administration costs of $6,182, as a result of reorganizing our administrative infrastructure, primarily marketing costs, and refocusing our marketing initiatives to generate sales growth.

For the three months ended March 31, 2019, we had marketing expenses of $8,531, stock based compensation of $0, and general and administrative expenses of $192,628 primarily due to compensation costs of $91,317, consulting costs of $12,420, travel expenses of $17,831, rent of $11,333, professional fees of $26,397, depreciation and amortization costs of $19,539, investor relations costs of $275, and general and administration costs of $13,516 as a result of reorganizing our administrative infrastructure due to refocusing our marketing initiatives to generate anticipated sales growth.

For the three months ended March 31, 2018, we had marketing expenses of $38,624, stock based compensation of $21,531, and general and administrative expenses of $241,549 primarily due to compensation costs of $30,675, consulting costs of $17,369, travel expenses of $10,698, rent of $14,906, professional fees of $31,429, depreciation and amortization costs of $61,599, investor relations costs of $67,539, and general and administration costs of $7,334 as a result of reorganizing our administrative infrastructure due to refocusing our marketing initiatives to generate anticipated sales growth.

Other (Income) Expense

Other expense for the three months ended March 31, 2019 totaled $15,500 primarily due to interest expense in conjunction with debt discount, compared to other expense of for three months ended March 31, 2018 totaled $324,007 primarily due to interest expense of $81,600 in conjunction with debt discount and the extinguishment of debt of $548,425, offset partially by the change in fair value of derivative liabilities of $306,018.

Net loss before income taxes and discontinued operations

Net loss before income taxes and discontinued operations for the three months ended March 31, 2019 totaled $184,355 primarily due to revenue of $41,554 and (increases/decreases) in compensation costs, stock based compensation, professional fees, marketing costs, investor relations costs, impairment charges, and general and administration costs compared to a loss of $612,243 for the three months ended March 31, 2018 primarily due to revenue of $23,149 and (increases/decreases) in compensation costs, stock based compensation, professional fees, marketing costs, investor relations costs, and general and administration costs.

Assets and Liabilities

Assets were $826,004 as of March 31, 2019. Assets consisted primarily of cash of $1,331, inventory of $715,351 which includes samples inventory of $62,977, equipment of $12,288, intangible assets of $97,034. Liabilities were $4,487,286 as of March 31, 2019. Liabilities consisted primarily of accrued compensation-related party of $1,304,750, due to related party of $1,267,099, accounts payable of $23,250, other current liabilities of $80,996, notes payable of $79,687, net of $18,500 of unamortized debt discount, and convertible notes of $1,731,504, net of $0 of unamortized debt discount.

Coordinates Collection – Discontinued Operations

The following discussion represents a comparison of our results of operations for the three months ended March 31, 2019 and 2018.  The results of operations for the periods shown in our condensed consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Net revenues	$—	$250,101
Cost of sales	—	72,868
Gross Profit	—	177,233
Operating expenses	—	304,382
Net loss from discontinued operations	$—	$(127,149)

Net Revenues and Cost of Sales

As a result of the sale of discontinued operation, we had no Revenue or Cost of Sales during the three months ended March 31, 2019.

Operating expenses

For the three months ended March 31, 2018, we had marketing expenses of $136,519, stock based compensation of $0, and general and administrative expenses of $167,863 primarily due to compensation costs of $138,677, consulting costs of $3,286, travel expenses of $3,770, rent of $4,000, and general and administration costs of $18,130 as a result of the sale of discontinued operation.

Net loss from discontinued operations

Net loss from discontinued operations for the three months ended March 31, 2018 totaled $127,149 primarily due to revenue of $250,101 and (increases/decreases) in compensation costs, marketing costs, consulting costs, rent, travel costs, and general and administration costs.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $6,166 in the three months ended March 31, 2019 resulting from cash used in operating activities of $72,833, cash used in financing activities of $33,333, and cash provided by investing activities of $100,000.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Net cash provided by (used in):
Operating activities	$(72,833)	$(321,841)
Investing activities	100,000	—
Financing activities	(33,333)	353,550
	$(6,166)	$31,709

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Cash Flows from Operating Activities – For the three months ended March 31, 2019, net cash used in operating activities was $72,833. Net cash used in operations was primarily due to a net profit of $53,960, and the changes in operating assets and liabilities of $105,301, primarily due to the net changes in accounts payable of $540, accrued compensation – related party of $65,000, due to related party of $20,294, inventory of $8,244, and other current liabilities of $11,223. In addition, net cash provided by operating activities was offset primarily by adjustments to reconcile net profit from the gain on disposal of discontinued operations of $260,883, the accretion of the debt discount of $9,250, depreciation expense of $3,242, and amortization expense of $16,297.

For the three months ended March 31, 2018, net cash used in operating activities was 321,841. Net cash used in operations was primarily due to a net loss of $(739,392), and the changes in operating assets and liabilities of $9,668, primarily due to a net increase in accounts payable of $7,881, accrued compensation – related party of $20,000, due to related party of $41,322, inventory of $4,744, and prepaid expenses of $1,002, offset primarily by changes in accounts receivable of $13,398, deferred revenue of $46,155, other current liabilities of $4,810. In addition, net cash used in operating activities was offset primarily by adjustments to reconcile net loss from the loss on extinguishment of debt of $548,425, the accretion of the debt discount of $78,596, depreciation expense of $3,156, amortization expense of $58,443, the estimated fair market value of stock issued for services of $21,531, the change in derivative liabilities of $306,018, and the amortization of stock issued for future services of $3,750.

Cash Flows from Investing Activities – For the three months ended March 31, 2019, net cash used in investing activities was $100,000 due to proceeds from sale of business. For the three months ended March 31, 2018, there was no cash used in investing activities.

Cash Flows from Financing Activities – For the three months ended March 31, 2019, net cash used in financing activities was $33,333 due to repayments of short term notes. For the three months ended March 31, 2018, net cash provided by financing activities was $353,550 due to proceeds from short term convertible notes (net of issuance costs) of $250,000, proceeds from short term notes (net of issuance costs) of $134,020, offset primarily by repayments of short term notes of $30,470.

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

Convertible Note Payable

In January and February 2018, we entered into a Securities Purchase Agreements (the “Purchase Agreement”) with respect to the sale and issuance to Crossover Capital Fund II, LLC (“Crossover”) totaling (i) 833,332 shares of our Common Stock (the “Commitment Shares”); (ii) 3,000,000 redeemable shares (the “Redeemable Shares”), (iii) $294,000 aggregate principal amount of a convertible promissory note (the “Convertible Notes”) and (iv) Common Stock Purchase Warrants to purchase up to an aggregate of 1,960,000 shares of our common stock (the “Warrants”) for a net aggregate consideration of $250,000 cash.

The January and February 2018 Convertible Notes matured on March 31, 2019, as amended on December 31, 2018. The note is in default and the Company is currently in discussions to restructure the terms of the note and provides for interest to accrue at an interest rate equal to 18% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Convertible Notes. At any time after 180 days from the Issue Date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Convertible Notes is $0.08 per share, subject to adjustment as provided therein, such as stock splits and stock dividends. There is also a one-time interest charge of 10% due at maturity.

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

The note payable balance net of debt discount of $18,500 at March 31, 2019 was $79,687 with an availability of $880,000 on the Note. In January 2019, the Company paid a principal payment of $33,333 against the note.

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

Due to Related Party

During the three months ended March 31, 2019, we received no advances from our CEO/director, incurred business expenses that were paid by the CEO/director of $486,384 (comprised of operating expenses) and had repayments of $466,090. We have a balance owed to the related party of $1,267,099 and $1,246,805 at March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019, we incurred $45,000 of compensation related to the CEO/director’s employment agreement and $20,000 of deferred compensation related to the Secretary’s employment agreement. As of March 31, 2019 and December 31, 2018, accrued compensation-related party was $1,304,750 and $1,239,750, respectively.

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

As of March 31, 2018, the Company issued a total of 100,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $0 and $3,750 under general and administrative expenses in the accompanying condensed consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, respectively with $0 remaining to be amortized. As of March 31, 2019, the Advisors had vested in 100,000 shares with 0 shares to vest over the remaining vesting period.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of our business.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had an accumulated deficit of approximately $12,947,000 and $13,001,000 at March 31, 2019 and December 31, 2018, respectively, had a working capital deficit of $3,771,000 and $3,844,000 at March 31, 2019 and December 31, 2018, respectively, had net income of approximately $54,000 and a net loss of approximately $739,000 for the three months ended March 31, 2019 and 2018, respectively, and net cash used in operating activities of approximately $73,000 and $322,000 for the three months ended March 31, 2019 and 2018, respectively.

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

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Codification ASC 606 (“ASC 606"), Revenue from Contracts with Customers, using the modified retrospective approach for all contracts not completed as of the date of adoption. Results for the reporting periods beginning on January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with accounting under ASC 605, Revenue Recognition. As a result of adopting ASC 606, amounts reported under ASC 606 were not materially different from amounts that would have been reported under the previous revenue guidance of ASC 605, as such, no cumulative adjustment to retained earnings.

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

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the three month ended March 31, 2019 and 2018, the Company recorded retail sales of $0 and $217,636 ($0 from continuing operations and $217,636 from discontinued operations), respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the three month ended March 31, 2019 and 2018, the Company recorded wholesale sales of $41,554 ($41,554 from continuing operations and $0 from discontinued operations) and $55,614 ($23,149 from continuing operations and $32,465 from discontinued operations), respectively.

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

Accounts Receivable

We record trade receivables when revenue is recognized. When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. At March 31, 2019 and December 31, 2018, we had no allowance for doubtful accounts. For the three month ended March 31, 2019 and 2018, there were no accounts written-off.

Deferred Revenue

Deferred revenue consists of customer orders paid in advance of the delivery of the order. The Company classifies deferred revenue as short-term as the typical order ships within three weeks of placing the order. Deferred revenue is recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met.

Inventories

Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Our inventory consists of loose sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of March 31, 2019, inventory consists of loose sapphire jewels, finished jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. We perform our own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, we review the inventory each quarter against industry prices from gem-guide and if there is a potential impairment, we would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessment of the sapphires could be significantly lower from the current estimated fair value. Our loose sapphire jewels do not degrade in quality over time.

Intangible Assets

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

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2019 and December 31, 2018, the fair value of inventory, accrued compensation - related party, and advance from shareholder approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Convertible Notes Payable

January and February 2018 Securities Purchase Agreement

In January and February 2018, the Company entered into Securities Purchase Agreements with respect to the sale and issuance to Crossover Capital Fund II, LLC (“Crossover”) totaling (i) 833,332 shares of the Company’s Common Stock; (ii) 3,000,000 redeemable shares, (iii) $294,000 aggregate principal amount of a convertible promissory note and (iv) Common Stock Purchase Warrants to purchase up to an aggregate of 1,960,000 shares of the Company’s common stock for a net aggregate consideration of $250,000 cash. The January and February 2018 Convertible Notes matured on March 31, 2019, as amended on December 31, 2018. The note is in default and the Company is currently in discussions to restructure the terms of the note and provides for interest to accrue at an interest rate equal to 18% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the January and February 2018 Convertible Notes. If the January and February 2018 Convertible Notes are prepaid on or prior to the maturity date, all of the Redeemable Shares shall be returned to the treasury shares of the Company, without any payment by the Company for the Redeemable Shares. Further, if the Company prepays a portion of the Note, but not the entire Note, on or before the maturity date, a pro rata portion of the Redeemable Shares shall be returned to the Company’s treasury in proportion to the prepayment amount as it relates to the entire January and February 2018 Convertible Notes balance. There is also a one-time interest charge of 10% due at maturity.

November 2017 Securities Purchase Agreement

We entered into a Securities Purchase Agreement with respect to the sale and issuance to certain institutional investors Alpha and Brio of up to (i) 833,354 shares of our common stock, (ii) $287,502 aggregate principal amount of secured convertible notes and (iii) common stock purchase warrants to purchase up to an aggregate of 3,593,776 shares of our common stock as defined in the Securities Purchase Agreement.   The aggregate cash subscription amount received by us from the purchasers for the issuance of the incentive shares, notes and warrants was approximately $250,005, which was issued at a $37,497 original issue discount from the face value of the note. The notes matured on March 31, 2019, as amended on January 2, 2019. The note is in default and the Company is currently in discussions to restructure the terms of the note and provides for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the notes.

November 2016 Securities Purchase Agreement

As of December 31, 2016, the Purchasers of the December 2015 Securities Purchase Agreement previously exercised their right under Section 2.4 of the Purchase Agreement, in order to enter into a Subsequent Closing, as that term is defined in the Purchase Agreement, under the same terms as are included in the Purchase Agreement. The November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants were issued on November 10, 2016. November 2016 Purchasers received (i) November 2016 Incentive Shares at the rate of 2.8986 November 2016 Incentive Shares for each $1.00 of November 2016 Note principal issued to such November 2016 Purchaser; (ii) a November 2016 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s November 2016 Note; and (iii) November 2016 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s November 2016 Note principal amount divided by $0.12 (“November 2016 Purchaser Conversion Price”), the conversion price in effect on the November 2016 Initial Closing Date, as amended on May 30, 2017 to $0.08, with a per share exercise price equal to $0.15, as amended on November 16, 2017, subject to adjustment. The aggregate cash subscription amount received by the Company from the purchasers for the issuance of the November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants was approximately $244,945 which was issued at a $42,557 original issue discount from the face value of the November 2016 Note. The notes matured on March 31, 2019, as amended on January 2, 2019. The note is in default and the Company is currently in discussions to restructure the terms of the note and provides for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the notes.

December 2015 Securities Purchase Agreement

As of December 31, 2016, we entered into a Securities Purchase Agreement (the “December 2015 Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha and Brio (collectively “December 2015 Purchasers”) of up to (i) 2,500,000 shares of our Common Stock (the “December 2015 Incentive Shares”); (ii) $862,500 aggregate principal amount of Secured Convertible Notes (the “December 2015 Notes”) and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 10,781,250, as amended, shares of our Common Stock (the “December 2015 Warrants”).  The December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants were issued on December 23, 2015 (the “December 2015 Original Issue Date”). December 2015 Purchasers received (i) December 2015 Incentive Shares at the rate of 2.8986 December 2015 Incentive Shares for each $1.00 of December 2015 Note principal issued to such December 2015 Purchaser; (ii) a December 2015 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s December 2015 Note; and (iii) December 2015 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s December 2015 Note principal amount divided by $0.12 (“December 2015 Purchaser Conversion Price”), the conversion price in effect on the December 2015 Initial Closing Date, as amended on May 30, 2017 to $0.08, with a per share exercise price equal to $0.30, subject to adjustment. The aggregate cash subscription amount received by us from the purchasers for the issuance of the December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants was approximately $724,500 (the “Subscription Amount”) which was issued at a $138,000 original issue discount from the face value of the December 2015 Note. The notes matured on March 31, 2019, as amended on January 2, 2019. The note is in default and the Company is currently in discussions to restructure the terms of the note and provides for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the notes.

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

The note payable balance net of debt discount of $18,500 at March 31, 2019 was $79,687 with an availability of approximately $880,000 on the Note. In January 2019, the Company paid a principal payment of $33,333 against the note.

The Agreement and Note are being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. We are still accounting for the interest in accordance with GAAP.

During the three months ended March 31, 2019, we received no advances from our CEO/director, incurred business expenses that were paid by the CEO/director of $486,384 (comprised of operating expenses) and had repayments of $466,090. We have a balance owed to the related party of $1,267,099 and $1,246,805 at March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019, we incurred $45,000 of compensation related to the CEO/director’s employment agreement and $20,000 of deferred compensation related to the Secretary’s employment agreement. As of March 31, 2019 and December 31, 2018, accrued compensation-related party was $1,304,750 and $1,239,750, respectively.

Employment Agreements

We previously had a consulting agreement with our CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either us or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If we terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $45,000 and $45,000 for the three months ended March 31, 2019 and 2018, respectively. Deferred compensation totaling $877,750 as of March 31, 2019, is included in Accrued Compensation in the accompanying condensed consolidated Balance Sheet. Deferred compensation includes $663,750 related to the employment agreement and $214,000 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the CEO totaling approximately $4,707 and $3,608 for the three months ended March 31, 2019 and 2018, respectively. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

We previously had a consulting agreement with our secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If we terminate the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $20,000 and $20,000 for the three months ended March 31, 2019 and 2018, respectively. Deferred compensation totaling $427,000 as of March 31, 2019, is included in Accrued Compensation in the accompanying condensed consolidated Balance Sheet. Deferred compensation includes $313,333 related to the employment agreement and $113,667 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the Secretary totaling approximately $1,202 and $1,802 for the three months ended March 31, 2019 and 2018, respectively. Employee benefits include use of a car and car insurance.

Consulting Agreement

On October 10, 2017, we entered into a marketing agreement with a third party. The agreement expired October 9, 2018 (“Initial Term”), has a base compensation of $100,000, payable $12,500 quarterly, and provides for royalties at ten percent (10%) of the Net Revenues from the ION collection, as defined. If during the Initial Term, our net revenue from the sales of the ION collection exceed the $100,000 base compensation, then the agreement shall automatically be extended for two years. In conjunction with the agreement, we issued 1,000,000 restricted common shares to the consultant, valued at $180,000 (based on our stock price on the date of grant), an additional 500,000 restricted common shares shall be issued at the end of the Initial Term, and should the agreement be extended, we shall issue an additional 1,350,000 restricted common shares. In addition, we agreed to donate five percent (5%) of the Net Revenues from the ION collection to mutually agreeable disaster relief funds. We recorded marketing expense of $25,000 in the three months ended March 31, 2018, with no amounts outstanding as of March 31, 2018. We terminated this agreement in April 2018.

Recent Accounting Pronouncements

Refer to Note 3 in the accompanying notes to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2019, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e), using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013), as of the end of the period covered by this report. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the three months ended March 31, 2019 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We will continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company’s convertible notes matured on March 31, 2019. The convertible notes are in default and the Company is currently in discussions to restructure the terms of the convertible notes.

ITEM 4. MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended March 31, 2019, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

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

REIGN CORPORATION

Date: April 19, 2019	By:	/s/ Joseph Segelman
Joseph Segelman
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)