Form 10-Q
period 2019-06-30
Reign Sapphire Corp
filed 2019-08-05
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2019

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes      ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	RGNP	OTCQB

As of July 31, 2019, we had 81,272,408 shares of common stock outstanding.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

REIGN SAPPHIRE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash	$9,270	$7,497
Inventory	699,601	723,595
Current assets of discontinued operations and assets held for sale	-	2,096
Total current assets	708,871	733,188
Equipment, net	9,229	15,530
Intangible assets, net	80,738	113,331
Total assets	$798,838	$862,049

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,606	$22,710
Due to related party	1,284,921	1,246,805
Accrued compensation - related party	1,369,750	1,239,750
Short term notes payable, less unamortized debt issuance costs of $9,250 and $27,750 at June 30, 2019 and December 31, 2018, respectively	88,937	103,770
Convertible notes payable, less unamortized debt discount of $0 and $0 at June 30, 2019 and December 31, 2018, respectively	1,731,504	1,731,504
Other current liabilities	92,220	69,774
Current liabilities of discontinued operations and assets held for sale	-	162,978
Total current liabilities	4,576,938	4,577,291
Total liabilities	4,576,938	4,577,291

Commitments and contingencies

Shareholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 1 and 1 share issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized; 81,272,408 and 81,272,408 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	8,128	8,128
Additional paid-in-capital	9,277,899	9,277,899
Accumulated deficit	(13,064,127)	(13,001,269)
Total shareholders’ deficit	(3,778,100)	(3,715,242)
Total liabilities and shareholders’ deficit	$798,838	$862,049

See accompanying notes to condensed consolidated financial statements

REIGN SAPPHIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$105,883	$28,919	$64,329	$5,770
Cost of sales	26,080	9,711	16,830	-
Gross profit	79,803	19,208	47,499	5,770

Operating expenses:
Advertising and marketing expenses	10,008	44,438	1,476	5,813
Stock based compensation - related party	-	79,923	-	58,392
General and administrative	339,968	416,197	147,340	174,650
Total operating expenses	349,976	540,558	148,816	238,855
Loss from operations	(270,173)	(521,350)	(101,317)	(233,085)

Other (income) expense:
Change in fair value of derivative liabilities	-	(498,963)	-	(192,945)
Extinguishment of debt	-	548,425	-	-
Interest expense	31,000	193,078	15,500	111,478
Total other (income) expense, net	31,000	242,540	15,500	(81,467)

Loss before income taxes and discontinued operations	(301,173)	(763,890)	(116,817)	(151,618)
Income taxes	-	-	-	-
Loss from continuing operations	(301,173)	(763,890)	(116,817)	(151,618)
Discontinued operations	-	(282,809)	-	(155,660)
Gain on disposal of discontinued operations	238,315	-	-	-

Net loss	$(62,858)	$(1,046,699)	$(116,817)	$(307,278)

Net loss per share from continuing operations, basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Net loss per share from discontinued operations, basic and diluted	N/A	(0.00)	N/A	(0.00)
Net loss per share total, basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.00)

Weighted average number of shares outstanding Basic and diluted	81,272,408	59,804,090	81,272,408	61,873,688

See accompanying notes to condensed consolidated financial statements

REIGN SAPPHIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2018	1	$-	53,276,676	$5,328	$8,281,793	$(10,380,995)	$(2,093,874)
Redeemable shares issued in conjunction with note payable	-	-	3,000,000	300	103,260	-	103,560
Issuance of common stock and warrants with short-term convertible notes	-	-	833,332	83	65,423	-	65,506
Shares issued in conjunction with modification of note payable	-	-	2,395,650	240	263,282	-	263,522
Shares issued in conjunction with note payable	-	-	600,000	60	55,440	-	55,500
Shares issued for services	-	-	2,618,750	262	180,794	-	181,056
Shares issued to employees for compensation	-	-	98,000	10	7,732	-	7,742
Net loss	-	-	-	-	-	(1,046,699)	(1,046,699)
Balance as of June 30, 2018	1	$-	62,822,408	$6,283	$8,957,724	$(11,427,694)	$(2,463,687)

Balance as of January 1, 2019	1	$-	81,272,408	$8,128	$9,277,899	$(13,001,269)	$(3,715,242)
Net loss	-	-	-	-	-	(62,858)	(62,858)
Balance as of June 30, 2019	1	$-	81,272,408	$8,128	$9,277,899	$(13,064,127)	$(3,778,100)

See accompanying notes to condensed consolidated financial statements

REIGN SAPPHIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Cash flows from operating activities:
Net loss	$(62,858)	$(1,046,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation issued to employees	-	7,742
Depreciation expense	6,301	6,313
Amortization expense	32,593	116,885
Gain on disposal of discontinued operations	(260,883)	-
Accretion of debt discount	18,500	186,168
Change in derivative liabilities	-	(498,963)
Loss on extinguishment of debt	-	548,425
Amortization of stock issued for future services	-	7,500
Estimated fair market value of stock issued for services	-	101,431
Changes in operating assets and liabilities:
Accounts receivable	-	6,717
Inventory	23,994	4,745
Prepaid expenses	-	1,336
Accounts payable	(13,104)	23,107
Due to related party	38,116	182,870
Accrued compensation - related party	130,000	73,750
Deferred revenue	-	(43,729)
Estimated fair value of contingent payments, net	-	(4,766)
Other current liabilities	22,447	(1,182)
Net cash used in operating activities	(64,894)	(328,350)

Cash flows from investing activities:
Acquisition of intangible assets	-	(5,502)
Proceeds from sale of business	100,000	-
Net cash provided by (used in) investing activities	100,000	(5,502)

Cash flows from financing activities:
Proceeds from short-term convertible notes, net of debt issuance costs	-	250,000
Proceeds from short-term notes, net of debt issuance costs	-	148,520
Repayments of short term notes	(33,333)	(64,882)
Net cash (used in) provided by financing activities	(33,333)	333,638

Net increase (decrease) in cash	1,773	(214)

Cash at beginning of period	7,497	9,592
Cash at end of period	$9,270	$9,378

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock and warrants issued in conjunction with convertible notes payable	$-	$169,066
Common stock issued to third party in conjunction with debt issuance	$-	$55,500
Warrants issued to third party in conjunction with convertible notes payable	$-	$36,739
Debt issuance costs in conjunction with convertible notes payable	$-	$44,000
Deferred interest payable issued in conjunction with convertible notes payable	$-	$29,400
Reclassification of common stock payable to equity for shares issued	$-	$156,656

See accompanying notes to condensed consolidated financial statements

REIGN SAPPHIRE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

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

NOTE 2 – BASIS OF PRESENTATION

The included (a) condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of June 30, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2018 and 2017 audited financial statements filed on Form 10-K on April 2, 2019. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed consolidated financial statements which substantially duplicate the disclosure contained in the financial statements as reported in the Annual Report on Form 10-K for the year ended December 31, 2018 as filed on April 2, 2019, have been omitted.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $13,064,000 and $13,001,000 at June 30, 2019 and December 31, 2018, respectively, had a working capital deficit of approximately $3,868,000 and $3,844,000 at June 30, 2019 and December 31, 2018, respectively, had a net loss of approximately $63,000 and $1,047,000 for the six months ended June 30, 2019 and 2018, respectively, and net cash used in operating activities of approximately $65,000 and $328,000 for the six months ended June 30, 2019 and 2018, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were recorded of approximately $1,000 ($1,000 from continuing operations and $0 from discontinued operations) and $10,000 ($10,000 from continuing operations and $0 from discontinued operations), and $124,000 ($6,000 from continuing operations and $118,000 from discontinued operations) and $299,000 ($44,000 from continuing operations and $255,000 from discontinued operations) for the three and six months ended June 30, 2019 and 2018, respectively.

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

At contract inception, the Company assesses the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, the Company considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company does not offer a warranty on its products. The Company allocates the entire transaction price to a single performance obligation.

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the three and six months ended June 30, 2019 and 2018, the Company recorded retail sales of $0 and $0, and $153,507 ($0 from continuing operations and $153,507 from discontinued operations) and $372,134 ($0 from continuing operations and $372,134 from discontinued operations), respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the three and six months ended June 30, 2019 and 2018, the Company recorded wholesale sales of $64,329 ($64,329 from continuing operations and $0 from discontinued operations) and $105,883 ($105,883 from continuing operations and $0 from discontinued operations), and $23,423 ($5,770 from continuing operations and $17,653 from discontinued operations) and $78,046 ($28,919 from continuing operations and $49,127 from discontinued operations), respectively.

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

Deferred revenue

Deferred revenue consists of customer orders paid in advance of the delivery of the order. Deferred revenue is classified as short-term as the typical order ships within approximately three weeks of placing the order. Deferred revenue is recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met. Deferred revenue totaling $0 and $21,977 as of June 30, 2019 and December 31, 2018, respectively, is included in current liabilities of discontinued operations and assets held for sale in the accompanying consolidated Balance Sheets.

Inventories

Reign Sapphire

Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of June 30, 2019 and December 31, 2018, the Company carried primarily loose sapphire jewels, jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers for the six months ended June 30, 2019 and 2018. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time. The estimated fair value per management’s internal assessment is greater than the cost, therefore, there is no indicator of impairment as of June 30, 2019.

Le Bloc

Le Bloc products are outsourced to a third party for manufacture, made to order, and when completed are shipped to the customer. The inventory for Le Bloc is considered immaterial as of June 30, 2019 and December 31, 2018.

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

Impairment of Long-lived Assets and Goodwill

We evaluate goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount.  The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. There was an impairment charge of $0 for the three and six months ended June 30, 2019 and 2018 and $481,947 of impairment charge was recorded in the fourth quarter of year December 31, 2018.

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There was an impairment charge of $0 for the three and six months ended June 30, 2019 and 2018 and $460,789 of impairment charge was recorded in the fourth quarter of year December 31, 2018.

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models.  If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2019 and December 31, 2018, the fair value of cash, accounts receivable, accounts payable, accrued expenses, notes payable, and convertible debt approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. There were no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The warrant and the embedded derivative liabilities are recognized at fair value on a recurring basis at June 30, 2019 and are Level 3 measurements (see Note 8). There have been no transfers between levels.

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

Employee Stock Based Compensation

Stock based compensation issued to employees and members of our board of directors is measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. The grant date fair value of a stock-based award is recognized as an expense over the requisite service period of the award on a straight-line basis.

For purposes of determining the variables used in the calculation of stock-based compensation issued to employees, the Company performs an analysis of current market data and historical data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted any fluctuations in these calculations could have a material effect on the results presented in our consolidated statements of operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our consolidated financial statements.

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

The total number of potential additional dilutive securities outstanding for the three and six months ended June 30, 2019 and 2018, was none since the Company had net losses and any additional potential common shares would have an anti-dilutive effect.

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

The Company had two customer that accounted for 100% of total revenues for the three and six months ended June 30, 2019. There was one customer that accounted for 10% of total revenue for the six months ended June 30, 2018. There were no customers that accounted for 10% of total revenue for the three months ended June 30, 2018. The Company had no customers that accounted for 10% or more of total accounts receivable at June 30, 2019 and December 31, 2018, respectively.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Fair Value Measurements

In August 2018, the FASB amended “Fair Value Measurements” to modify the disclosure requirements related to fair value. The amendment removes requirements to disclose (1) the amount of and reasons for transfers between levels 1 and 2 of the fair value hierarchy, (2) our policy related to the timing of transfers between levels, and (3) the valuation processes used in level 3 measurements. It clarifies that, for investments measured at net asset value, disclosure of liquidation timing is only required if the investee has communicated the timing either to us or publicly. It also clarifies that the narrative disclosure of the effect of changes in level 3 inputs should be based on changes that could occur at the reporting date. The amendment adds a requirement to disclose the range and weighted average of significant unobservable inputs used in level 3 measurements. The guidance is effective for the Company with the Company’s quarterly filing for the period ended March 31, 2020 and the Company will make the required disclosure changes in that filing.  Adoption will not have an impact on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

Retirement Plans

In August 2018, the FASB amended “Retirement Plans” to modify the disclosure requirements for defined benefit plans. For the Company, the amendment requires the disclosure of the weighted average interest crediting rate used for cash balance plans and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. It removes the requirement to disclose the approximate amount of future benefits covered by insurance contracts. The guidance is effective for the Company with the Company’s annual filing for the year ended December 31, 2020 and the Company will make the required disclosure changes in that filing. Adoption will not have an impact on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

Intangibles – Goodwill and other – Internal-Use Software

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company’s accounting for the service element of a hosting arrangement that is a service contract is not affected by the proposed amendments and will continue to be expensed as incurred in accordance with existing guidance. This standard does not expand on existing disclosure requirements except to require a description of the nature of hosting arrangements that are service contracts. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance prospectively or retrospectively. The Company plans to adopt the updated disclosure requirements of ASU No. 2018-15 prospectively in the first quarter of fiscal 2020, coinciding with the standard’s effective date, and expects the impact from this standard to be immaterial.

Improvements to Nonemployee Share-based Payment Accounting

In June 2018, the FASB issued ASU No. 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”).  ASU 2018-07 aligns the accounting for share-based payment awards to employees and non-employees.  Under ASU 2018-07 the existing employee guidance will apply to nonemployee share-based transactions, except for specific guidance related to the attribution of compensation cost. ASU 2018-07 should be applied to all new awards granted after the date of adoption. ASU 2018-07 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted.  The Company adopted ASU 2018-07 effective January 1, 2019; such adoption had no material impact on the Company’s consolidated financial statements.

Income Statement – Reporting Comprehensive Income

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) (ASU 2018-02), which amends existing standards for income statement-reporting comprehensive income to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Tax Cuts and Jobs Act and improve the usefulness of information reported to financial statements users. ASU 2018-02 will be effective for beginning after December 15, 2018, and early adoption is permitted. The Company adopted ASU 2018-02 effective January 1, 2019; such adoption had no material impact on the Company’s consolidated financial statements.

Goodwill

In January 2017, the FASB amended “Goodwill” to simplify the subsequent measurement of goodwill. The amended guidance eliminates Step 2 from the goodwill impairment test. Instead, impairment is defined as the amount by which the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill of the reporting unit. The new guidance is effective for the Company on January 1, 2020 and is not expected to have an impact on our consolidated results of operations, consolidated financial position, and cash flows.

Financial Instruments

In June 2016, the FASB amended “Financial Instruments” to provide financial statement users with more decision-useful information about the expected credit losses on debt instruments and other commitments to extend credit held by a reporting entity at each reporting date. During November 2018 and April 2019, the FASB made amendments to the new standard that clarified guidance on several matters, including accrued interest, recoveries, and various codification improvements. The new standard, as amended, replaces the incurred loss impairment methodology in the current standard with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to support credit loss estimates.  The new guidance is effective for us on January 1, 2020, and in the first half of 2019, we established an implementation team and began analyzing the impact on our current policies and procedures to identify potential differences that would result from applying the requirements of the new standard. The implementation team reports findings and progress of the project to management on a frequent basis. Through this process, we have identified appropriate changes to our processes, systems, and controls to support recognition and disclosure under the new standard.  The Company is still evaluating the impact of the new standard on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

Other recently issued accounting updates are not expected to have a material impact on the Company’s Interim Financial Statements.

Recently Adopted Accounting Pronouncements

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. For public entities, the standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company adopted ASU 2016-15 effective January 1, 2018; such adoption had no material impact on the Company’s consolidated financial statements.

Leases (ASU 2019-01)

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which removed the requirement for an entity to disclose in the interim periods after adoption, the effect of the change on income from continuing operations, net income, any other affected financial statement line item, and any affected per share amount. For lessors, the new leasing standard requires leases to be classified as a sales-type, direct financing or operating leases. These criteria focus on the transfer of control of the underlying lease asset. This standard and related update was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2016-02 effective January 1, 2019; such adoption had no material impact on the Company’s financial statements, given that the noncancelable term of the Company’s current lease is less than 12 months.

Leases (ASU 2016-02)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases.” These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company can elect to record a cumulative-effect adjustment as of the beginning of the year of adoption or apply a modified retrospective transition approach. The Company expects that substantially all of its operating lease commitments will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption. The Company adopted ASU 2016-02 effective January 1, 2019; such adoption had no material impact on the Company’s financial statements, given that the noncancelable term of the Company’s current lease is less than 12 months.

NOTE 4 – INVENTORIES

Inventories consisted of the following as of:

	June 30, 2019	December 31, 2018

Loose stones	$502,479	$526,473
Finished goods	134,145	134,145
Samples	62,977	62,977
	$699,601	$723,595

NOTE 5 – PROPERTY AND Equipment, NET

Property and equipment consisted of the following as of:

	Estimated Life	June 30, 2019	December 31, 2018

Office equipment	5 years	$5,481	$5,481
Computer equipment	3 years	40,171	40,171
Accumulated depreciation		(36,423)	(30,122)
		$9,229	$15,530

Depreciation expense was $3,059 and $6,301, and $3,157 and $6,313 for the three and six months ended June 30, 2019 and 2018, respectively, and is classified in general and administrative expenses in the condensed consolidated Statements of Operations.

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of:

	Estimated Life	June 30, 2019	December 31, 2018

Trademarks	3.3 – 4.5 years	$260,000	$260,000
Accumulated amortization		(179,262)	(146,669)
		$80,738	$113,331

Future amortization expense related to intangible assets are approximately as follows:

Total
2019	$30,314
2020	37,818
2021	12,606
$80,738

Amortization expense was $16,297 and $32,593, and $58,443 and $116,885 for the three and six months ended June 30, 2019 and 2018, respectively, and is classified in general and administrative expenses in the condensed consolidated Statements of Operations.

NOTE 7 – DUE TO RELATED PARTY

During the six months ended June 30, 2019, the Company received no advances from its CEO/director, incurred business expenses that were paid by the CEO/director of $987,023 (comprised of operating expenses) and had repayments of $1,087,997. The Company has a balance owed to the related party of $1,284,921 and $1,246,805 at June 30, 2019 and December 31, 2018, respectively. During the three and six months ended June 30, 2019, the Company incurred $45,000 and $90,000, respectively, of compensation related to the CEO/director’s employment agreement and $20,000 and $40,000, respectively, of deferred compensation related to the Secretary’s employment agreement. As of June 30, 2019 and December 31, 2018, accrued compensation-related party was $1,369,750 and $1,239,750, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	June 30,	December 31,
	2019	2018
January and February 2018 Notes, issued January 3, 2018 and February 16, 2018, respectively, with a maturity date of March 31, 2019, as amended, with an interest rate of 10%.	$294,000	$294,000
November 2017 Notes, issued November 10, 2017, with a maturity date of March 31, 2019, as amended, bearing no interest, and secured by substantially all of the Company’s assets and guarantees of payment by the Company’s CEO, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by the Company’s CEO.	287,502	287,502
November 2016 Notes, issued November 10, 2016, with a maturity date of March 31, 2019, as amended, bearing no interest, and secured by substantially all of the Company’s assets and guarantees of payment by the Company’s CEO, and ASC.	287,502	287,502
December 2015 Notes, issued December 23, 2015, with a maturity date of March 31, 2019, as amended, bearing no interest, and secured by substantially all of the Company’s assets and guarantees of payment by the Company’s CEO, and ASC.	862,500	862,500
Total convertible notes payable	1,731,504	1,731,504
Debt discount	-	-
Convertible notes payable, net of unamortized debt discount	$1,731,504	$1,731,504

The following represents a summary of the convertible debt terms at June 30, 2019:

							Warrants
	Amount of Notes	Debt Discount	Maturity Dates thru	Conversion Price	Number of Warrants	Exercise Price	Exercisable thru
January and February 2018 Notes	$294,000	$-	3/31/2019	$0.08	1,960,000	$0.15	2/16/2023
November 2017 Notes	287,502	-	3/31/2019	$0.08	3,593,776	$0.15	11/10/2022
November 2016 Notes	287,502	-	3/31/2019	$0.08	3,593,776	$0.15	11/10/2022
December 2015 Notes	862,500	-	3/31/2019	$0.08	10,781,250	$0.15	11/10/2022
Total	$1,731,504	$-			19,928,802

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

Purchaser Conversion

The January and February 2018 Convertible Notes purchaser has the right at any time after 180 days after the issue date until the outstanding balance of the Note has been paid in full, to convert the outstanding principal balance and accrued interest into shares of common stock of the Company divided by the January and February 2018 Convertible Notes purchaser conversion price of $0.08, subject to potential future adjustments, such as stock splits and stock dividends. If the total outstanding balance of the November 2017 Note were convertible as of June 30, 2019, the November 2017 Note would have been convertible into 3,675,000 shares of our common stock. No derivative liability has been recorded as of June 30, 2018, as conversion was contingent. On the 180th day, the conversion feature will be a derivative and recorded as interest expense. Subsequent to September 30, 2018, the 180 day period has expired and the Company has determined the fair value of the derivative to be immaterial.

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

Warrants

The Company calculated the fair value of the Warrants at $95,324 and $65,292 at January 3, 2018 and February 16, 2018, respectively, using the Black-Scholes option-pricing method. The Black-Scholes option-pricing method requires the use of subjective assumptions, including stock price volatility, the expected life of stock options, risk free interest rate and the fair value of the underlying common stock on the date of grant. The assumptions used in the Black-Scholes option-pricing method is set forth below:

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

	January 3, 2018		February 16, 2018
	Fair value	Relative fair value	Fair value	Relative fair value
Warrant	$95,324	$19,784	$65,292	$16,955
Common sock	$70,833	$14,701	$54,167	$14,066
Redeemable shares	$255,000	$52,923	$195,000	$50,637
Remaining note value	$110,300	$22,892	$110,300	$28,642
Total	$531,457	$110,300	$424,759	$110,300
Additional discount (interest)	$--	$13,808	$--	$8,058

The Company recorded debt discount accretion of $0 and $0, and $80,822 and $141,918 to interest expense in the condensed consolidated Statements of Operations during the three and six months ended June 30, 2019 and 2018, respectively, and has $0 of unamortized debt discount remaining as of June 30, 2019.

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

As of June 30, 2019 and December 31, 2018, the Optional Redemption was recorded as a derivative liability on the consolidated Balance Sheets using the “Black Scholes Merton Method” and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $6,375 and was re-measured at fair value to be $0 at June 30, 2019 and December 31, 2018. During the three and six months ended June 30, 2019 and 2018, the Company recorded $0 and $0, respectively, on Optional Redemption valuation.

Purchaser Conversion

The November 2017 Purchaser has the right at any time after the November 2017 Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“November 2017 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “November 2017 Conversion Amount”) divided by the November 2017 Purchaser Conversion Price of $0.08, subject to potential future adjustments described below. If the total outstanding balance of the November 2017 Note were convertible as of June 30, 2019, the November 2017 Note would have been convertible into 3,593,776 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet at its fair value of $165,000 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. At June 30, 2019, the embedded derivative was re-measured at fair value that was determined to be $0. During the three and six months ended June 30, 2019 and 2018, the Company recorded no change, and a loss of $23,000 and $75,000, respectively, on embedded derivative re-valuation.

On November 16, 2017, the November 2017 Notes were modified in accordance with ASC 470-50-40 and ASC 815 and the Company re-measured the embedded derivative at fair value, which was determined to be $155,000 and recorded a modification of derivative liability charge of $5,000.

On January 25, 2018, the November 2017 Notes, November 2016 Notes, and December 2015 Notes were again modified in accordance with ASC 470-50-40 and ASC 815 in which the Company issued a total of 2,395,650 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date) in consideration of the maturity date of the outstanding November 2017, November 2016, and December 2015 convertible notes being extended to December 31, 2018. The Company re-measured the embedded derivative at fair value just prior to and subsequent to the modification and recorded an extinguishment of debt of $12,000 in the three and six months ended June 30, 2018. In addition, the value of the restricted common shares of $263,522 was recorded as an extinguishment of debt in the three and six months ended June 30, 2018.

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

On January 25, 2018, the November 2017 Notes were modified in accordance with ASC 470-50-40 and ASC 815. As a result, the Company recorded the elimination of debt discount of $224,904 to extinguishment of debt in the condensed consolidated Statements of Operations during the three and six months ended June 30, 2018 with a debt discount of $0 as of June 30, 2018.

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

As of June 30, 2019 and December 31, 2018, the Optional Redemption was recorded as a derivative liability on the condensed consolidated Balance Sheets using “Black Scholes Merton Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $35,015 and was re-measured at fair value to be $0 at June 30, 2019 and December 31, 2018. During the three and six months ended June 30, 2019 and 2018, the Company recorded $0 and a gain of $21,080 and $32,585, respectively, on Optional Redemption valuation in the change in fair value of derivative liabilities in the accompanying condensed consolidated Statements of Operations.

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet at its fair value of $32,016 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. At June 30, 2019, the embedded derivative was re-measured at fair value that was determined to be $0. During the three and six months ended June 30, 2019 and 2018, the Company recorded $0 a gain of $23,000 and $75,000, respectively, on embedded derivative re-valuation, respectively.

On January 25, 2018, the November 2017 Notes, November 2016 Notes, and December 2015 Notes were again modified in accordance with ASC 470-50-40 and ASC 815 in which the Company issued a total of 2,395,650 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date) in consideration of the maturity date of the outstanding November 2017, November 2016, and December 2015 convertible notes being extended to December 31, 2018. The Company re-measured the embedded derivative at fair value just prior to and subsequent to the modification and recorded an extinguishment of debt of $12,000 in the three and six months ended June 30, 2018. In addition, the value of the restricted common shares of $263,522 was recorded as an extinguishment of debt in the three and six months ended June 30, 2018.

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

The Company recorded debt discount accretion of $0 and $0, and $0 and $46,677 to interest expense in the condensed consolidated Statements of Operations during the three and six months ended June 30, 2019 and 2018, respectively, and has an unamortized debt discount of $0 as of June 30, 2019.

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

As of December 31, 2016, the Optional Redemption was recorded as a derivative liability on the condensed consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $199,150 and was re-measured at fair value to be $0 at June 30, 2019 and December 31, 2018. During the three and six months ended June 30, 2019 and 2018, the Company recorded $0 and a gain of $63,240 and $97,755, respectively, on Optional Redemption valuation in the change in fair value of derivative liabilities in the accompanying condensed consolidated Statements of Operations.

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The original fair value of the derivative was $88,983 and at June 30, 2019, the embedded derivative was re-measured at fair value that was determined to be $0. During the three and six months ended June 30, 2019 and 2018, the Company recorded $0, and a gain of $69,000 and $224,998 on embedded derivative re-valuation, respectively.

On January 25, 2018, the November 2017 Notes, November 2016 Notes, and December 2015 Notes were again modified in accordance with ASC 470-50-40 and ASC 815 in which the Company issued a total of 2,395,650 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date) in consideration of the maturity date of the outstanding November 2017, November 2016, and December 2015 convertible notes being extended to December 31, 2018. The Company re-measured the embedded derivative at fair value just prior to and subsequent to the modification and recorded an extinguishment of debt of $35,999 in the three and six months ended June 30, 2018. In addition, the value of the restricted common shares of $263,522 was recorded as an extinguishment of debt in the three and six months ended June 30, 2018.

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

The Company recorded debt discount accretion of $0 and $0 to interest expense in the condensed consolidated Statements of Operations during the three and six months ended June 30, 2019 and 2018, respectively, and has no unamortized debt discount remaining as of June 30, 2019.

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

The note payable balance net of debt discount of $9,250 at June 30, 2019 was $88,937 with an availability of approximately $880,000 on the Note. In January 2019, the Company paid a principal payment of $33,333 against the note.

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

NOTE 11 – STOCK BASED COMPENSATION

2015 Equity Incentive Plan

As of June 30, 2019, the board of directors and shareholders of the Company previously authorized the adoption and implementation of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company’s shareholders. Under the 2015 Plan, an aggregate of 20,000,000 shares of the Company’s common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. The exercise price for each option may not be less than fair market value of the common stock on the date of grant, and shall vest as determined by the Company’s board of directors but shall not exceed a ten-year period.

In April 2018, the Company issued a total of 98,000 restricted common shares to its employees, valued at $7,742 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

As of June 30, 2018, the Company issued a total of 100,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $0 and $0, and $3,750 and $7,500 under general and administrative expenses in the accompanying condensed consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, respectively, with $0 remaining to be amortized. As of June 30, 2019, the Advisors had vested in 100,000 shares with 0 shares to vest over the remaining vesting period.

As of June 30, 2018, the Company previously granted to its CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The Black-Scholes option-pricing model used the following weighted average assumptions as of December 31, 2016: (i) no dividend yield for each year, (ii) volatility of 35.6 percent, (iii) risk-free interest rate of 1.87 percent, (iv) stock price of $0.25, (v) exercise price of $0.005, and (vi) expected life of 6.0 years. The options will vest 50% on the first anniversary of the grant date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the grant date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by the Company from the grant date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of the Company’s common stock subject to the option shall fully vest if the Company shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by the Company pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the grant date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. The Company recognized expense of $0 and $0 for the three and six months ended June 30, 2019 and 2018, respectively, within stock-based compensation – related party in the accompanying condensed consolidated Statements of Operations with no amounts remaining to be recognized.

The following represents a summary of the Options outstanding at June 30, 2019 and changes during the period then ended:

		Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value*
Outstanding at December 1, 2018	10,000,000	$0.005	$1,200,000
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at December 31, 2018	10,000,000	$0.005	$120,000
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at June 30, 2019	10,000,000	$0.005	$121,000
Exercisable at June 30, 2019	10,000,000	$-	$-
Expected to be vested	-	$-	$-

* Based on the Company’s stock price on June 30, 2019 and December 31, 2018, respectively.

NOTE 12 – Related Party Transactions

Other than as set forth below, and as disclosed in Notes 7, 8, 9, 10, 11 and 14, the Company has not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest.

Sublease

The Company’s customer service and distribution facility is subleased at $7,834 per month through CCI for a period of eighteen months. On March 1, 2017, the Company gave ninety-day written notice to terminate the sublease with no costs to terminate the lease. Beginning June 1, 2017, the Company leases its customer service and distribution facility on a month-to-month basis for $1,800 per month from a third party.

Employment Agreements

The Company previously had a consulting agreement with its CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or CEO giving two months notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If the Company terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $45,000 and $90,000 for the three and six months ended June 30, 2019 and 2018, respectively. Deferred compensation totaling $922,750 as of June 30, 2019, is included in Accrued Compensation in the accompanying condensed consolidated Balance Sheet. Deferred compensation includes $708,750 related to the employment agreement and $214,000 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the CEO totaling approximately $1,261 and $4,868, and $1,300 and $4,900 for the three and six months ended June 30, 2019 and 2018, respectively. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

The Company previously had a consulting agreement with its secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two months notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If the Company terminates the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $20,000 and $40,000 for the three and six months ended June 30, 2019 and 2018, respectively. Deferred compensation totaling $447,000 as of June 30, 2019, is included in Accrued Compensation in the accompanying condensed consolidated Balance Sheets. Deferred compensation includes $333,333 related to the employment agreement and $113,667 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the Secretary totaling approximately $1,832 and $3,634, and $1,800 and $3,600 for the three and six months ended June 30, 2019 and 2018, respectively. Employee benefits include use of a car and car insurance.

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
Loss from continuing operations	$(301,173)	$(763,890)	$(116,817)	$(151,618)
Discontinued operations	-	(282,809)	-	(155,660)
Gain of disposal of discontinued operations	238,315	-	-	-
Net loss attributable to the common stockholders	$(62,858)	$(1,046,699)	$(116,817)	$(307,278)

Basic weighted average outstanding shares of common stock	81,272,408	59,804,090	81,272,408	61,873,688
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	81,272,408	59,804,090	81,272,408	61,873,688

Loss per share:
Net loss per share from continuing operations, basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Net loss per share from discontinued operations, basic and diluted	-	(0.00)	-	(0.00)
Net loss per share total, basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.00)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has month-to-month leases for its headquarters and its sales and marketing office. The total rent is approximately $1,955 per month.

The Company’s customer service and distribution facility is located at 1933 S. Broadway. Los Angeles, California. This facility is subleased on a month-to-month basis for $4,000 per month from a third party.

Rent expense was approximately $11,232 and $22,564, and $6,137 and $21,043 for the three and six months ended June 30, 2019 and 2018, respectively.

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

Upon the closing of the Agreement, Reign Brands, Inc. sold substantially all of the operating assets of the CCI business, consisting of fixed assets and intellectual property in exchange for an aggregate of $100,000 in cash and recognized a gain of $238,315 on the disposal of discontinued operations. The Agreement contained customary closing conditions.

The following table reconciles the gain realized from the disposal of discontinued operations:

January 1,
2019
Cash	$100,000
Intangble assets, net	481,947
Goodwill	(481,947)
Estimated fair value of contingent payments, net	137,007
Other current liabilities	1,308
Gain on disposal of discontinued operations	$238,315

As a result of the sale, the Company had reclassified CCI as assets and liabilities held for sale as of December 31, 2018. Discontinued operations during the three and six months ended June 30, 2018 consist of the operations from CCI.

The following tables lists the assets of discontinued operations and held for sale and liabilities of discontinued operations and held for sale as of December 31, 2018 and the discontinued operations for CCI for the three and six months ended June 30, 2018:

December 31,
2018
ASSETS
Current Assets:
Accounts Receivable	$2,096
Total Current Assets of Discontinued Operations	2,096
Property, Plant and Equipment, net	-
TOTAL ASSETS OF DISCONTINUED OPERATIONS AND HELD FOR SALE	$2,096

LIABILITIES

LIABILITIES
Current Liabilities:
Accounts Payable	$-
Estimated fair value of contingent payments, net	137,007
Deferred revenue	21,977
Other current liabilities	3,994
Total Current Liabilities of Discontinued Operations	162,978
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS AND HELD FOR SALE	$162,978

	For the Six Months Ended	For the Three Months Ended
	June 30,	June 30,
	2018	2018

Net revenues	$421,261	$171,160
Cost of sales	143,870	71,002
Gross profit	277,391	100,158

Operating expenses
Advertising and marketing expenses	254,561	118,042
Stock based compensation - related party	-	-
General and administrative	305,639	137,776
Total operating expenses	560,200	255,818

Net loss of discontinued operations and held for sale	$(282,809)	$(155,660)

NOTE 16 – SUBSEQUENT EVENTS

There were no other events subsequent to June 30, 2019, and up to the date of this filing that would require disclosure.

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

The note payable balance net of debt discount of $9,250 at June 30, 2019 was $88,937 with an availability of $880,000 on the Note. In January 2019, we paid a principal payment of $33,333 against the note.

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

As of December 31, 2018, the Company issued a total of 100,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $3,750 under general and administrative expenses in the accompanying condensed consolidated Statements of Operations for the three and six months ended June 30, 2018. As of December 31, 2018, the Advisors had vested in 100,000 shares with 0 shares to vest over the remaining vesting period.

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

At contract inception, the Company assesses the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, the Company considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company does not offer a warranty on its products. The Company allocates the entire transaction price to a single performance obligation.

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the three and six months ended June 30, 2019 and 2018, the Company recorded retail sales of $0 and $0, and $153,507 ($0 from continuing operations and $153,507 from discontinued operations) and $372,134 ($0 from continuing operations and $372,134 from discontinued operations), respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the three and six months ended June 30, 2019 and 2018, the Company recorded wholesale sales of $64,329 ($64,329 from continuing operations and $0 from discontinued operations) and $105,883 ($105,883 from continuing operations and $0 from discontinued operations), and $23,423 ($5,770 from continuing operations and $17,653 from discontinued operations) and $78,046 ($28,919 from continuing operations and $49,127 from discontinued operations), respectively.

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

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the statement of operations, were $2,292 and $34, and $4,462 and $4,242 for the three and six months ended June 30, 2019 and 2018, respectively.

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

Results of Operations

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Reign Sapphires – Continuing Operations

The following discussion represents a comparison of our results of operations for the three months ended June 30, 2019 and 2018.  The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018

Net revenues	$64,329	$5,770
Cost of sales	16,830	--
Gross Profit	47,499	5,770
Operating expenses	147,340	238,855
Other expense (income)	15,500	(81,467)
Net loss before income taxes and discontinued operations	$(116,817)	$(151,618)

Net Revenues

Net revenues increased by $58,559, or 1,014.9%, to $64,329 for the three months ended June 30, 2019 from $5,770 for the three months ended June 30, 2018. The increase in revenue is primarily the result of an increase in wholesale revenue primarily due to increased wholesale customer purchases of our products.

Cost of Sales

Cost of sales increased to $16,830 for the three months ended June 30, 2019 from $0 for the three months ended June 30, 2018. The increase in cost of sales was primarily due to the cost of product. As a percentage of revenue, cost of sales was 26.2% and 0% resulting in a gross margin of 73.8% and 100.0% for the three months ended June 30, 2019 and 2018, respectively, primarily due to the increase in revenue.

Operating expenses

Operating expenses decreased by $90,039, or 37.7%, to $148,816 for the three months ended June 30, 2019 from $238,855 for the three months ended June 30, 2018 primarily due to decreases in stock based compensation of $58,392, marketing costs of $4,337, consulting costs of $5,515, investor relations costs of $11,196, depreciation and amortization costs of $42,244, and professional fees of $18,618, offset primarily by increases in compensation costs of $39,445, travel expenses of $1,861, rent of $5,095, and general and administration costs of $3,862, as a result of reorganizing our administrative infrastructure, primarily marketing costs, and refocusing our marketing initiatives to generate sales growth.

For the three months ended June 30, 2019, we had marketing expenses of $1,476, stock based compensation of $0, and general and administrative expenses of $147,340 primarily due to compensation costs of $80,965, travel expenses of $14,105, rent of $11,232, professional fees of $16,210, depreciation and amortization costs of $19,356, and general and administration costs of $5,472 as a result of reorganizing our administrative infrastructure due to refocusing our marketing initiatives to generate anticipated sales growth.

For the three months ended June 30, 2018, we had marketing expenses of $5,813, stock based compensation of $58,392, and general and administrative expenses of $174,650 primarily due to compensation costs of $41,520, consulting costs of $5,515, travel expenses of $12,244, rent of $6,137, professional fees of $34,828, depreciation and amortization costs of $61,600, investor relations costs of $11,196, and general and administration costs of $1,610 as a result of reorganizing our administrative infrastructure due to refocusing our marketing initiatives to generate anticipated sales growth.

Other (Income) Expense

Other expense for the three months ended June 30, 2019 totaled $15,500 primarily due to interest expense in conjunction with debt discount of $9,250 and interest expense on notes payable of $6,250, compared to other income of for three months ended June 30, 2018 totaled $81,467 primarily due to the change in fair value of derivative liabilities of $192,945, offset partially by interest expense.

Net loss before income taxes and discontinued operations

Net loss before income taxes and discontinued operations for the three months ended June 30, 2019 totaled $116,817 primarily due to revenue of $64,329 and (increases/decreases) in compensation costs, professional fees, marketing costs, travel costs, and general and administration costs compared to a loss of $151,618 for the three months ended June 30, 2018 primarily due to revenue of $5,770 and (increases/decreases) in compensation costs, stock based compensation, professional fees, marketing costs, investor relations costs, and general and administration costs.

Assets and Liabilities

Assets were $798,838 as of June 30, 2019. Assets consisted primarily of cash of $9,270, inventory of $699,601 which includes samples inventory of $62,977, equipment of $9,229, intangible assets of $80,738. Liabilities were $4,576,938 as of June 30, 2019. Liabilities consisted primarily of accrued compensation-related party of $1,369,750, due to related party of $1,284,921, accounts payable of $9,606, other current liabilities of $92,220, notes payable of $88,937, net of $9,250 of unamortized debt discount, and convertible notes of $1,731,504, net of $0 of unamortized debt discount.

Coordinates Collection – Discontinued Operations

The following discussion represents a comparison of our results of operations for the three months ended June 30, 2019 and 2018.  The results of operations for the periods shown in our condensed consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018

Net revenues	$-	$171,160
Cost of sales	-	71,002
Gross Profit	-	100,158
Operating expenses	-	255,818
Net loss from discontinued operations	$-	$(155,660)

Net Revenues and Cost of Sales

As a result of the sale of discontinued operation, we had no Revenue or Cost of Sales during the three months ended June 30, 2019.

Operating expenses

For the three months ended June 30, 2018, we had marketing expenses of $118,042, stock based compensation of $0, and general and administrative expenses of $137,776 primarily due to compensation costs of $107,501, travel expenses of $2,129, rent of $3,000, and general and administration costs of $25,146 as a result of the sale of discontinued operation.

Net loss from discontinued operations

Net loss from discontinued operations for the three months ended June 30, 2018 totaled $127,149 primarily due to revenue of $250,101 and (increases/decreases) in compensation costs, marketing costs, consulting costs, rent, travel costs, and general and administration costs.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Reign Sapphires – Continuing Operations

The following discussion represents a comparison of our results of operations for the six months ended June 30, 2019 and 2018.  The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Net revenues	$105,883	$28,919
Cost of sales	26,080	9,711
Gross Profit	79,803	19,208
Operating expenses	349,976	540,558
Other expense	31,000	242,540
Net loss before income taxes and discontinued operations	$(301,173)	$(763,890)

Net Revenues

Net revenues increased by $76,964, or 266.1%, to $105,883 for the six months ended June 30, 2019 from $28,919 for the six months ended June 30, 2018. The increase in revenue is primarily the result of an increase in wholesale revenue to $105,883 for the six months ended June 30, 2019 from $28,919 six months ended June 30, 2018, primarily due to increased wholesale customer purchases of our products.

Cost of Sales

Cost of sales increased by $16,369, or 168.6%, to $26,080 for the six months ended June 30, 2019 from $9,711 for the six months ended June 30, 2018. The decrease in cost of sales was primarily due to the reduced cost of product, offset partially by the increase in revenue. As a percentage of revenue, cost of sales was 24.6% and 33.6% resulting in a gross margin of 75.4% and 66.4% for the six months ended June 30, 2019 and 2018, respectively, primarily due to reduced cost of product, offset partially by the increase in revenue.

Operating expenses

Operating expenses decreased by $190,582, or 35.3%, to $349,976 for the six months ended June 30, 2019 from $540,558 for the six months ended June 30, 2018 primarily due to decreases in stock based compensation of $79,923, marketing costs of $34,430, consulting costs of $10,464, investor relations costs of $78,460, depreciation and amortization costs of $84,304, and professional fees of $23,650, offset primarily by increases in compensation costs of $100,090, travel expenses of $8,995, rent of $1,521, and general and administration costs of $10,043, as a result of reorganizing our administrative infrastructure, primarily marketing costs, and refocusing our marketing initiatives to generate sales growth.

For the six months ended June 30, 2019, we had marketing expenses of $10,008, stock based compensation of $0, and general and administrative expenses of $339,968 primarily due to compensation costs of $172,283, consulting costs of $12,420, travel expenses of $31,937, rent of $22,564, professional fees of $42,607, depreciation and amortization costs of $38,894, investor relations costs of $275, and general and administration costs of $18,988 as a result of reorganizing our administrative infrastructure due to refocusing our marketing initiatives to generate anticipated sales growth.

For the six months ended June 30, 2018, we had marketing expenses of $44,438, stock based compensation of $79,923, and general and administrative expenses of $416,197 primarily due to compensation costs of $72,193, consulting costs of $22,884, travel expenses of $22,942, rent of $21,043, professional fees of $66,257, depreciation and amortization costs of $123,198, investor relations costs of $78,735, and general and administration costs of $8,945 as a result of reorganizing our administrative infrastructure due to refocusing our marketing initiatives to generate anticipated sales growth.

Other (Income) Expense

Other expense for the six months ended June 30, 2019 totaled $31,000 primarily due to interest expense in conjunction with debt discount of $18,500 and interest expense on notes payable of $12,500, compared to other expense of $242,540 for the six months ended June 30, 2018 primarily due to interest expense of $193,078 in conjunction with debt discount and the extinguishment of debt of $548,425, offset partially by the change in fair value of derivative liabilities of $498,963.

Net loss before income taxes and discontinued operations

Net loss before income taxes and discontinued operations for the six months ended June 30, 2019 totaled $301,173 primarily due to revenue of $105,883 and (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, rent, travel costs, and general and administration costs compared to a loss of $763,890 for the six months ended June 30, 2018 primarily due to revenue of $28,919 and (increases/decreases) in compensation costs, stock based compensation, professional fees, marketing costs, investor relations costs, travel costs, and general and administration costs.

Coordinates Collection – Discontinued Operations

The following discussion represents a comparison of our results of operations for the six months ended June 30, 2019 and 2018.  The results of operations for the periods shown in our condensed consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Net revenues	$-	$421,621
Cost of sales	-	143,870
Gross Profit	-	277,391
Operating expenses	-	560,200
Net loss from discontinued operations	$-	$(282,809)

Net Revenues and Cost of Sales

As a result of the sale of discontinued operation, we had no Revenue or Cost of Sales during the six months ended June 30, 2019.

Operating expenses

For the six months ended June 30, 2018, we had marketing expenses of $254,561, stock based compensation of $0, and general and administrative expenses of $305,639 primarily due to compensation costs of $246,178, consulting costs of $3,286, travel expenses of $5,900, rent of $7,000, and general and administration costs of $43,275 as a result of the sale of discontinued operation.

Net loss from discontinued operations

Net loss from discontinued operations for the six months ended June 30, 2018 totaled $282,809 primarily due to revenue of $421,261 and (increases/decreases) in compensation costs, marketing costs, consulting costs, rent, travel costs, and general and administration costs.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $1,773 in the six months ended June 30, 2019 resulting from cash used in operating activities of $64,894, cash used in financing activities of $33,333, and cash provided by investing activities of $100,000.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Net cash provided by (used in):
Operating activities	$(64,894)	$(328,350)
Investing activities	100,000	(5,502)
Financing activities	(33,333)	333,638
Net increase (decrease) in cash	$1,773	$(214)

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Cash Flows from Operating Activities – For the six months ended June 30, 2019, net cash used in operating activities was $64,894. Net cash used in operations was primarily due to a net loss of $62,858, and the changes in operating assets and liabilities of $201,453, primarily due to the net changes in accrued compensation – related party of $130,000, due to related party of $38,116, inventory of $23,994, and other current liabilities of $22,447, offset primarily by the change in accounts payable of $13,104. In addition, net cash provided by operating activities was offset primarily by adjustments to reconcile net profit from the gain on disposal of discontinued operations of $260,883, the accretion of the debt discount of $18,500, depreciation expense of $6,301, and amortization expense of $32,593.

For the six months ended June 30, 2018, net cash used in operating activities was $328,350. Net cash used in operations was primarily due to a net loss of $(1,046,699), and the changes in operating assets and liabilities of $242,848, primarily due to a net increase in accounts payable of $23,107, accrued compensation – related party of $73,750, due to related party of $182,870, inventory of $4,745, accounts receivable of $6,717, and prepaid expenses of $1,336, offset primarily by changes in deferred revenue of $43,729, the estimated fair value of contingent payments, net of $4,766, and other current liabilities of $1,182. In addition, net cash used in operating activities was offset primarily by adjustments to reconcile net loss from the loss on extinguishment of debt of $548,425, the accretion of the debt discount of $186,168, depreciation expense of $6,313, amortization expense of $116,885, the estimated fair market value of stock issued for services of $101,431, the change in derivative liabilities of $498,963, stock based compensation issued to employees of $7,742, and the amortization of stock issued for future services of $7,500.

Cash Flows from Investing Activities – For the six months ended June 30, 2019, net cash used in investing activities was $100,000 due to proceeds from sale of business. For the three months ended June 30, 2018, net cash used in investing activities was $5,502 due to the acquisition of intangible assets.

Cash Flows from Financing Activities – For the six months ended June 30, 2019, net cash used in financing activities was $33,333 due to repayments of short term notes. For the six months ended June 30, 2018, net cash provided by financing activities was $333,638 due to proceeds from short term convertible notes (net of issuance costs) of $250,000, proceeds from short term notes (net of issuance costs) of $148,520, offset primarily by repayments of short term notes of $64,882.

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

The note payable balance net of debt discount of $9,250 at June 30, 2019 was $88,937 with an availability of $880,000 on the Note. In January 2019, the Company paid a principal payment of $33,333 against the note.

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

Due to Related Party

During the six months ended June 30, 2019, we received no advances from our CEO/director, incurred business expenses that were paid by the CEO/director of $987,023 (comprised of operating expenses) and had repayments of $1,087,997. We have a balance owed to the related party of $1,284,921 and $1,246,805 at June 30, 2019 and December 31, 2018, respectively. During the three and six months ended June 30, 2019, we incurred $45,000 and $90,000, respectively, of compensation related to the CEO/director’s employment agreement and $20,000 and $40,000, respectively, of deferred compensation related to the Secretary’s employment agreement. As of June 30, 2019 and December 31, 2018, accrued compensation-related party was $1,369,750 and $1,239,750, respectively.

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

In January 2018, we issued 2,395,650 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date), in consideration for the modification of the existing short-term convertible notes and recorded as an extinguishment of debt.

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

As of June 30, 2018, the Company issued a total of 100,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $0 and $0, and $3,750 and $7,500 under general and administrative expenses in the accompanying condensed consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, respectively with $0 remaining to be amortized. As of June 30, 2019, the Advisors had vested in 100,000 shares with 0 shares to vest over the remaining vesting period.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of our business.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had an accumulated deficit of approximately $13,064,000 and $13,001,000 at June 30, 2019 and December 31, 2018, respectively, had a working capital deficit of $3,868,000 and $3,844,000 at June 30, 2019 and December 31, 2018, respectively, had a net loss of approximately $63,000 and $1,047,000 for the six months ended June 30, 2019 and 2018, respectively, and net cash used in operating activities of approximately $65,000 and $328,000 for the six months ended June 30, 2019 and 2018, respectively.

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

At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We do not offer a warranty on our products. We allocate the entire transaction price to a single performance obligation.

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the three and six months ended June 30, 2019 and 2018, the Company recorded retail sales of $0 and $0, and $153,507 ($0 from continuing operations and $153,507 from discontinued operations) and $372,134 ($0 from continuing operations and $372,134 from discontinued operations), respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the three and six months ended June 30, 2019 and 2018, the Company recorded wholesale sales of $64,329 ($64,329 from continuing operations and $0 from discontinued operations) and $105,883 ($105,883 from continuing operations and $0 from discontinued operations), and $23,423 ($5,770 from continuing operations and $17,653 from discontinued operations) and $78,046 ($28,919 from continuing operations and $49,127 from discontinued operations), respectively.

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

Accounts Receivable

We record trade receivables when revenue is recognized. When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. At June 30, 2019 and December 31, 2018, we had no allowance for doubtful accounts. For the three and six months ended June 30, 2019 and 2018, there were no accounts written-off.

Deferred Revenue

Deferred revenue consists of customer orders paid in advance of the delivery of the order. The Company classifies deferred revenue as short-term as the typical order ships within three weeks of placing the order. Deferred revenue is recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met.

Inventories

Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Our inventory consists of loose sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of June 30, 2019, inventory consists of loose sapphire jewels, finished jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. We perform our own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, we review the inventory each quarter against industry prices from gem-guide and if there is a potential impairment, we would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessment of the sapphires could be significantly lower from the current estimated fair value. Our loose sapphire jewels do not degrade in quality over time.

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

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models.  If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future.

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

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2019 and December 31, 2018, the fair value of inventory, accrued compensation - related party, and advance from shareholder approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Debt

We issue debt that may have separate warrants, conversion features, or no equity-linked attributes.

Debt with warrants – When we issue debt with warrants, we treat the warrants as a debt discount, record as a contra-liability against the debt, and amortize the balance over the life of the underlying debt as amortization of debt discount expense in the condensed consolidated Statements of Operations. The offset to the contra-liability is recorded as additional paid in capital in our balance sheet. We determine the value of the warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”) using the stock price on the date of issuance, the risk-free interest rate associated with the life of the debt, and the volatility of our stock. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the condensed consolidated Statements of Operations. The debt is treated as conventional debt.

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

November 2017 Securities Purchase Agreement

We entered into a Securities Purchase Agreement with respect to the sale and issuance to certain institutional investors Alpha and Brio of up to (i) 833,354 shares of our common stock, (ii) $287,502 aggregate principal amount of secured convertible notes and (iii) common stock purchase warrants to purchase up to an aggregate of 3,593,776 shares of our common stock as defined in the Securities Purchase Agreement.   The aggregate cash subscription amount received by us from the purchasers for the issuance of the incentive shares, notes and warrants was approximately $250,005, which was issued at a $37,497 original issue discount from the face value of the note. The notes matured on June 30, 2019, as amended on January 2, 2019. The note is in default and the Company is currently in discussions to restructure the terms of the note and provides for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the notes.

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

The note payable balance net of debt discount of $9,250 at June 30, 2019 was $88,937 with an availability of approximately $880,000 on the Note. In January 2019, the Company paid a principal payment of $33,333 against the note.

The Agreement and Note are being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. We are still accounting for the interest in accordance with GAAP.

During the six months ended June 30, 2019, we received no advances from our CEO/director, incurred business expenses that were paid by the CEO/director of $987,023 (comprised of operating expenses) and had repayments of $1,087,997. We have a balance owed to the related party of $1,284,921 and $1,246,805 at June 30, 2019 and December 31, 2018, respectively. During the three and six months ended June 30, 2019, the Company incurred $45,000 and $90,000, respectively, of compensation related to the CEO/director’s employment agreement and $20,000 and $40,000, respectively, of deferred compensation related to the Secretary’s employment agreement. As of June 30, 2019 and December 31, 2018, accrued compensation-related party was $1,369,750 and $1,239,750, respectively.

Employment Agreements

We previously had a consulting agreement with our CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either us or CEO giving two months notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If we terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $45,000 and $90,000 for the three and six months ended June 30, 2019 and 2018, respectively. Deferred compensation totaling $922,750 as of June 30, 2019, is included in Accrued Compensation in the accompanying condensed consolidated Balance Sheet. Deferred compensation includes $708,750 related to the employment agreement and $214,000 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the CEO totaling approximately $1,261 and $4,868, and $1,300 and $4,900 for the three and six months ended June 30, 2019 and 2018, respectively. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

We previously had a consulting agreement with our secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two months notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If we terminate the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $20,000 and $40,000 for the three and six months ended June 30, 2019 and 2018, respectively. Deferred compensation totaling $447,000 as of June 30, 2019, is included in Accrued Compensation in the accompanying condensed consolidated Balance Sheet. Deferred compensation includes $333,333 related to the employment agreement and $113,667 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the Secretary totaling approximately $1,832 and $3,634, and $1,800 and $3,600 for the three and six months ended June 30, 2019 and 2018, respectively. Employee benefits include use of a car and car insurance.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e), using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013), as of the end of the period covered by this report. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the x months ended June 30, 2019 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We will continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis.

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

ITEM 4. MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended June 30, 2019, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	XBRL Interactive Data Files

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Reign Corporation (the “Registrant”) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIGN CORPORATION

Date: August 5, 2019	By:	/s/ Joseph Segelman
Joseph Segelman
Chief Executive Officer, Chief Financial
Officer and Director
(Principal Executive Officer and Principal
Accounting Officer)