Form 10-Q
period 2019-09-30
Reign Sapphire Corp
filed 2019-11-12
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging Growth Company	☑

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of November 11, 2019, we had 81,272,408 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. For example, when we discuss our pursuit of strategic transactions including acquisitions, dispositions, capital raising and debt restructuring, that our revenues will increase in 2019, and that we intend to invest in sales, marketing, product development and innovation, we are using forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Reign Sapphire Corporation are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on April 1, 2019 and in this quarterly report on Form 10-Q. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.”

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

REIGN SAPPHIRE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash	$500	$7,497
Inventory	692,041	723,595
Current assets of discontinued operations and assets held for sale	-	2,096
Total current assets	692,541	733,188

Equipment, net	6,170	15,530
Intangible assets, net	64,441	113,331
Total assets	$763,152	$862,049

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$15,116	$22,710
Due to related party	1,255,955	1,246,805
Accrued compensation - related party	1,434,750	1,239,750
Short term notes payable, less unamortized debt issuance costs of $0 and $27,750 at September 30, 2019 and December 31, 2018, respectively	98,187	103,770
Convertible notes payable	1,771,514	1,731,504
Other current liabilities	104,304	69,774
Current liabilities of discontinued operations and assets held for sale	-	162,978
Total current liabilities	4,679,826	4,577,291
Total liabilities	4,679,826	4,577,291

Commitments and contingencies
Shareholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 1 and 1 share issued and outstanding at September 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized; 81,272,408 and 81,272,408 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	8,128	8,128
Additional paid-in-capital	9,277,899	9,277,899
Accumulated deficit	(13,202,701)	(13,001,269)
Total shareholders' deficit	(3,916,674)	(3,715,242)
Total liabilities and shareholders' deficit	$763,152	$862,049

See accompanying notes to condensed consolidated financial statements

REIGN SAPPHIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018

Net revenues	$137,983	$28,349	$32,100	$-

Cost of sales	34,090	9,712	8,010	-

Gross profit	103,893	18,637	24,090	-

Operating expenses:
Advertising and marketing expenses	11,075	44,637	1,067	200
Stock based compensation - related party	-	112,293	-	32,370
General and administrative	485,715	624,931	145,748	208,734
Total operating expenses	496,790	781,861	146,815	241,304
Loss from operations	(392,897)	(763,224)	(122,725)	(241,304)

Other (income) expense:
Change in fair value of derivative liabilities	-	(498,963)	-	-
Extinguishment of debt	-	524,458	-	(23,966)
Interest expense	46,850	304,280	15,850	111,201
Total other expense, net	46,850	329,775	15,850	87,235

Loss before income taxes and discontinued operations	(439,747)	(1,092,999)	(138,575)	(328,539)
Income taxes	-	-	-	-
Loss from continuing operations	(439,747)	(1,092,999)	(138,575)	(328,539)
Discontinued operations	-	(309,687)	-	(27,448)
Gain on disposal of discontinued operations	238,315	-	-	-

Net loss	$(201,432)	$(1,402,686)	$(138,575)	$(355,987)

Net loss per share from continuing operations, basic and diluted	$(0.01)	$(0.02)	$(0.00)	$(0.01)
Net loss per share from discontinued operations, basic and diluted	N/A	(0.01)	N/A	(0.00)
Net loss per share total, basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.01)

Weighted average number of shares outstanding Basic and diluted	81,272,408	61,710,263	81,272,408	65,460,451

See accompanying notes to condensed consolidated financial statements

REIGN SAPPHIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of January 1, 2018	1	$-	53,276,676	$5,328	$8,281,793	$(10,380,995)	$(2,093,874)
Shares issued to advisory board for services	-	-	100,000	10	2,380		2,390
Redeemable shares issued in conjunction with note payable	-	-	3,000,000	300	103,260	-	103,560
Issuance of common stock and warrants with short-term convertible notes	-	-	833,332	83	65,423	-	65,506
Shares issued in conjunction with modification of note payable	-	-	2,395,650	240	263,282	-	263,522
Shares issued in conjunction with note payable	-	-	600,000	60	55,440	-	55,500
Shares issued for services	-	-	5,318,750	532	227,304	-	227,836
Shares issued for payment of accounts payable	-	-	5,000,000	500	87,665	-	88,165
Shares issued to employees for compensation	-	-	98,000	10	7,732	-	7,742
Net loss	-	-	-	-	-	(1,402,686)	(1,402,686)
Balance as of September 30, 2018	1	$-	70,622,408	$7,063	$9,094,279	$(11,783,681)	$(2,682,339)

Balance as of January 1, 2019	1	$-	81,272,408	$8,128	$9,277,899	$(13,001,269)	$(3,715,242)
Net loss	-	-	-	-	-	(201,432)	(201,432)
Balance as of September 30, 2019	1	$-	81,272,408	$8,128	$9,277,899	$(13,202,701)	$(3,916,674)

See accompanying notes to condensed consolidated financial statements

REIGN SAPPHIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(201,432)	$(1,402,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation issued to employees	-	7,742
Stock based compensation - related party	-	2,390
Depreciation expense	9,360	9,470
Amortization expense	48,890	175,786
Gain on disposal of discontinued operations	(260,883)	-
Accretion of debt discount	27,750	293,740
Change in derivative liabilities	-	(498,963)
Loss on extinguishment of debt	-	548,425
Amortization of stock issued for future services	-	11,250
Estimated fair market value of stock issued for services	-	148,211
Changes in operating assets and liabilities:
Accounts receivable	-	8,628
Inventory	31,554	2,545
Prepaid expenses	-	1,336
Accounts payable	(7,594)	(61,311)
Due to related party	9,150	380,121
Accrued compensation - related party	195,000	138,750
Deferred revenue	-	(60,839)
Estimated fair value of contingent payments, net	-	(8,931)
Other current liabilities	34,531	5,903
Net cash used in operating activities	(113,674)	(298,433)

Cash flows from investing activities:
Acquisition of intangible assets	-	(5,579)
Purchases of computer equipment	-	(860)
Proceeds from sale of business	100,000	-
Net cash provided by (used in) investing activities	100,000	(6,439)

Cash flows from financing activities:
Proceeds from short-term convertible notes, net of debt issuance costs	40,010	250,000
Proceeds from short-term notes, net of debt issuance costs	-	155,020
Repayments of short term notes	(33,333)	(101,613)
Net cash provided by financing activities	6,677	303,407

Net decrease in cash	(6,997)	(1,465)

Cash at beginning of period	7,497	9,592
Cash at end of period	$500	$8,127

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for payment of accounts payable	$-	$88,165
Common stock and warrants issued in conjunction with convertible notes payable	$-	$169,066
Common stock issued to third party in conjunction with debt issuance	$-	$55,500
Warrants issued to third party in conjunction with convertible notes payable	$-	$36,739
Debt issuance costs in conjunction with convertible notes payable	$-	$44,000
Deferred interest payable issued in conjunction with convertible notes payable	$-	$29,400
Reclassification of common stock payable to equity for shares issued	$-	$156,656

See accompanying notes to condensed consolidated financial statements

REIGN SAPPHIRE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

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

NOTE 2 – BASIS OF PRESENTATION

The included (a) condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of September 30, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2018 and 2017 audited financial statements filed on Form 10-K on April 2, 2019. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed consolidated financial statements which substantially duplicate the disclosure contained in the financial statements as reported in the Annual Report on Form 10-K for the year ended December 31, 2018 as filed on April 2, 2019, have been omitted.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $13,203,000 and $13,001,000 at September 30, 2019 and December 31, 2018, respectively, had a working capital deficit of approximately $3,987,000 and $3,844,000 at September 30, 2019 and December 31, 2018, respectively, had a net loss of approximately $201,000 and $1,403,000 for the nine months ended September 30, 2019 and 2018, respectively, and net cash used in operating activities of approximately $114,000 and $298,000 for the nine months ended September 30, 2019 and 2018, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were recorded of approximately $1,100 ($1,100 from continuing operations and $0 from discontinued operations) and $11,000 ($11,000 from continuing operations and $0 from discontinued operations), and $38,700 ($200 from continuing operations and $38,500 from discontinued operations) and $337,700 ($44,600 from continuing operations and $293,100 from discontinued operations) for the three and nine months ended September 30, 2019 and 2018, respectively.

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

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the three and nine months ended September 30, 2019 and 2018, the Company recorded retail sales of $0 and $0, and $88,461 ($0 from continuing operations and $88,461 from discontinued operations) and $461,163 ($0 from continuing operations and $461,163 from discontinued operations), respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the three and nine months ended September 30, 2019 and 2018, the Company recorded wholesale sales of $32,100 ($32,100 from continuing operations and $0 from discontinued operations) and $137,983 ($137,983 from continuing operations and $0 from discontinued operations), and $1,990 ($0 from continuing operations and $1,990 from discontinued operations) and $79,468 ($28,349 from continuing operations and $51,119 from discontinued operations), respectively.

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

Deferred revenue

Deferred revenue consists of customer orders paid in advance of the delivery of the order. Deferred revenue is classified as short-term as the typical order ships within approximately three weeks of placing the order. Deferred revenue is recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met. Deferred revenue totaling $0 and $0 as of September 30, 2019 and December 31, 2018, respectively, is included in current liabilities of discontinued operations and assets held for sale in the accompanying consolidated Balance Sheets.

Inventories

Reign Sapphire

Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of September 30, 2019 and December 31, 2018, the Company carried primarily loose sapphire jewels, jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers for the nine months ended September 30, 2019 and 2018. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time. The estimated fair value per management’s internal assessment is greater than the cost, therefore, there is no indicator of impairment as of September 30, 2019.

Le Bloc

Le Bloc products are outsourced to a third party for manufacture, made to order, and when completed are shipped to the customer. The inventory for Le Bloc is considered immaterial as of September 30, 2019 and December 31, 2018.

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

Impairment of Long-lived Assets and Goodwill

We evaluate goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount.  The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. There was an impairment charge of $0 for the three and nine months ended September 30, 2019 and 2018 and $481,947 of impairment charge was recorded in the fourth quarter of year December 31, 2018.

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There was an impairment charge of $0 for the three and nine months ended September 30, 2019 and 2018 and $460,789 of impairment charge was recorded in the fourth quarter of year December 31, 2018.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2019 and December 31, 2018, the fair value of cash, accounts receivable, accounts payable, accrued expenses, notes payable, and convertible debt approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. There were no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The warrant and the embedded derivative liabilities are recognized at fair value on a recurring basis at September 30, 2019 and are Level 3 measurements (see Note 8). There have been no transfers between levels.

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

The total number of potential additional dilutive securities outstanding for the three and nine months ended September 30, 2019 and 2018, was none since the Company had net losses and any additional potential common shares would have an anti-dilutive effect.

Related Parties

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company. Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, the Company's Chief Executive Officer (“CEO”), is inactive and we have no transactions with ASC.

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

The Company had two customers that accounted for 100% of total revenues for the three and nine months ended September 30, 2019. There was one customer that accounted for 10% of total revenue for the nine months ended September 30, 2018. There were no customers that accounted for 10% of total revenue for the three months ended September 30, 2018. The Company had no customers that accounted for 10% or more of total accounts receivable at September 30, 2019 and December 31, 2018, respectively.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Fair Value Measurements

In August 2018, the FASB amended "Fair Value Measurements" to modify the disclosure requirements related to fair value. The amendment removes requirements to disclose (1) the amount of and reasons for transfers between levels 1 and 2 of the fair value hierarchy, (2) our policy related to the timing of transfers between levels, and (3) the valuation processes used in level 3 measurements. It clarifies that, for investments measured at net asset value, disclosure of liquidation timing is only required if the investee has communicated the timing either to us or publicly. It also clarifies that the narrative disclosure of the effect of changes in level 3 inputs should be based on changes that could occur at the reporting date. The amendment adds a requirement to disclose the range and weighted average of significant unobservable inputs used in level 3 measurements. The guidance is effective for the Company with the Company’s quarterly filing for the period ended March 31, 2020 and the Company will make the required disclosure changes in that filing. Adoption will not have an impact on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

Retirement Plans

In August 2018, the FASB amended "Retirement Plans" to modify the disclosure requirements for defined benefit plans. For the Company, the amendment requires the disclosure of the weighted average interest crediting rate used for cash balance plans and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. It removes the requirement to disclose the approximate amount of future benefits covered by insurance contracts. The guidance is effective for the Company with the Company’s annual filing for the year ended December 31, 2020 and the Company will make the required disclosure changes in that filing. Adoption will not have an impact on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

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

Goodwill

In January 2017, the FASB amended "Goodwill" to simplify the subsequent measurement of goodwill. The amended guidance eliminates Step 2 from the goodwill impairment test. Instead, impairment is defined as the amount by which the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill of the reporting unit. The new guidance is effective for the Company on January 1, 2020 and is not expected to have an impact on our consolidated results of operations, consolidated financial position, and cash flows.

Financial Instruments

In June 2016, the FASB amended "Financial Instruments" to provide financial statement users with more decision-useful information about the expected credit losses on debt instruments and other commitments to extend credit held by a reporting entity at each reporting date. During November 2018 and April 2019, the FASB made amendments to the new standard that clarified guidance on several matters, including accrued interest, recoveries, and various codification improvements. The new standard, as amended, replaces the incurred loss impairment methodology in the current standard with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to support credit loss estimates.  The new guidance is effective for us on January 1, 2020, and in the first half of 2019, we established an implementation team and began analyzing the impact on our current policies and procedures to identify potential differences that would result from applying the requirements of the new standard. The implementation team reports findings and progress of the project to management on a frequent basis. Through this process, we have identified appropriate changes to our processes, systems, and controls to support recognition and disclosure under the new standard.  The Company is still evaluating the impact of the new standard on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

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

NOTE 4 – INVENTORIES

Inventories consisted of the following as of:

	September 30, 2019	December 31, 2018

Loose stones	$494,919	$526,473
Finished goods	134,145	134,145
Samples	62,977	62,977
	$692,041	$723,595

NOTE 5 – PROPERTY AND Equipment, NET

Property and equipment consisted of the following as of:

	Estimated Life	September 30, 2019	December 31, 2018

Office equipment	5 years	$5,481	$5,481
Computer equipment	3 years	40,171	40,171
Accumulated depreciation		(39,482)	(30,122)
		$6,170	$15,530

Depreciation expense was $3,059 and $9,360, and $3,157 and $9,470 for the three and nine months ended September 30, 2019 and 2018, respectively, and is classified in general and administrative expenses in the condensed consolidated Statements of Operations.

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of:

	Estimated Life	September 30, 2019	December 31, 2018

Trademarks	3.3 – 4.5 years	$260,000	$260,000
Accumulated amortization		(195,559)	(146,669)
		$64,441	$113,331

Future amortization expense related to intangible assets are approximately as follows:

Total
2019	$14,017
2020	37,818
2021	12,606
$64,441

Amortization expense was $16,297 and $48,890, and $58,901 and $175,786 for the three and nine months ended September 30, 2019 and 2018, respectively, and is classified in general and administrative expenses in the condensed consolidated Statements of Operations.

NOTE 7 – DUE TO RELATED PARTY

During the nine months ended September 30, 2019, the Company received no advances from its CEO/director, incurred business expenses that were paid by the CEO/director of $1,262,816 (comprised of operating expenses) and had repayments of $1,253,666. The Company has a balance owed to the related party of $1,255,955 and $1,246,805 at September 30, 2019 and December 31, 2018, respectively. During the three and nine months ended September 30, 2019, the Company incurred $45,000 and $90,000, respectively, of compensation related to the CEO/director’s employment agreement and $20,000 and $40,000, respectively, of deferred compensation related to the Secretary’s employment agreement. As of September 30, 2019 and December 31, 2018, accrued compensation-related party was $1,434,750 and $1,239,750, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	September 30, 2019	December 31, 2018
September 2019 Notes, issued September 29, 2019, with a maturity date of September 29, 2020, with an interest rate of 15%.	$40,010	$-
January and February 2018 Notes, issued January 3, 2018 and February 16, 2018, respectively, with a maturity date of March 31, 2019, as amended, with an interest rate of 10%.	294,000	294,000
November 2017 Notes, issued November 10, 2017, with a maturity date of March 31, 2019, as amended, bearing no interest, and secured by substantially all of the Company’s assets and guarantees of payment by the Company's CEO, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by the Company's CEO.	287,502	287,502
November 2016 Notes, issued November 10, 2016, with a maturity date of March 31, 2019, as amended, bearing no interest, and secured by substantially all of the Company’s assets and guarantees of payment by the Company's CEO, and ASC.	287,502	287,502
December 2015 Notes, issued December 23, 2015, with a maturity date of March 31, 2019, as amended, bearing no interest, and secured by substantially all of the Company’s assets and guarantees of payment by the Company's CEO, and ASC.	862,500	862,500
Total convertible notes payable	1,771,514	1,731,504
Debt discount	-	-
Convertible notes payable, net of unamortized debt discount	$1,771,514	$1,731,504

The following represents a summary of the convertible debt terms at September 30, 2019:

	Amount of Notes	Debt Discount	Maturity Dates thru	Conversion Price	Number of Warrants	Exercise Price	Warrants Exercisable thru
September 2019 Notes	$40,010	$-	9/29/2020	$0.01	-	$-	-
January and February 2018 Notes	294,000	-	3/31/2019	$0.08	1,960,000	$0.15	2/16/2023
November 2017 Notes	287,502	-	3/31/2019	$0.08	3,593,776	$0.15	11/10/2022
November 2016 Notes	287,502	-	3/31/2019	$0.08	3,593,776	$0.15	11/10/2022
December 2015 Notes	862,500	-	3/31/2019	$0.08	10,781,250	$0.15	11/10/2022
Total	$1,771,514	$-			19,928,802

September 2019 Notes

On September 29, 2019 (“Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance of up to $125,000 aggregate principal amount of convertible promissory notes (the “Notes”) with Alpha Capital and Brio Capital. On September 29, 2019, an initial investment amount of $40,010 was loaned, in aggregate, by the investors.

The Notes mature on September 29, 2020, and provide for interest to accrue at a rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Notes. At any time after the Issue Date, the holder of a Note, at its option, may convert the outstanding principal balance and accrued interest into shares of Common Stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.005 per share, subject to adjustment as provided therein. The Notes, for example, are subject to adjustment upon certain events such as stock splits and if the Company issues any securities with more favorable terms than are described in the Notes, the holder of a Note, may, at the holder’s option, become a part of the more favorable transaction documents. Each Note also contains a prepayment penalty of 125% of the amount outstanding under the Note. The holder of a Note does not have the right to convert any portion of their Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise (the “Beneficial Ownership Limitation”). The Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holder of a Note may be entitled to take various actions, which may include the acceleration of amounts due under such Note and accrual of interest.

The Purchase Agreement includes additional purchaser rights and Company obligations including obligations on the Company to satisfy the current public information requirements under SEC Rule 144(c), to reserve a sufficient number of shares underlying the Notes, and other customary representations and warranties.

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

Purchaser Conversion

The January and February 2018 Convertible Notes purchaser has the right at any time after 180 days after the issue date until the outstanding balance of the Note has been paid in full, to convert the outstanding principal balance and accrued interest into shares of common stock of the Company divided by the January and February 2018 Convertible Notes purchaser conversion price of $0.08, subject to potential future adjustments, such as stock splits and stock dividends. If the total outstanding balance of the November 2017 Note were convertible as of September 30, 2019, the November 2017 Note would have been convertible into 3,675,000 shares of our common stock. No derivative liability has been recorded as of June 30, 2018, as conversion was contingent. On the 180th day, the conversion feature will be a derivative and recorded as interest expense. Subsequent to September 30, 2018, the 180 day period has expired and the Company has determined the fair value of the derivative to be immaterial.

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

The Company recorded debt discount accretion of $0 and $0, and $80,822 and $222,740 to interest expense in the condensed consolidated Statements of Operations during the three and nine months ended September 30, 2019 and 2018, respectively, and has $0 of unamortized debt discount remaining as of September 30, 2019.

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

As of September 30, 2019 and December 31, 2018, the Optional Redemption was recorded as a derivative liability on the consolidated Balance Sheets using the “Black Scholes Merton Method” and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $6,375 and was re-measured at fair value to be $0 at September 30, 2019 and December 31, 2018. During the three and nine months ended September 30, 2019 and 2018, the Company recorded $0 and $0, respectively, on Optional Redemption valuation.

Purchaser Conversion

The November 2017 Purchaser has the right at any time after the November 2017 Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“November 2017 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “November 2017 Conversion Amount”) divided by the November 2017 Purchaser Conversion Price of $0.08, subject to potential future adjustments described below. If the total outstanding balance of the November 2017 Note were convertible as of September 30, 2019, the November 2017 Note would have been convertible into 3,593,776 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet at its fair value of $165,000 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. At September 30, 2019, the embedded derivative was re-measured at fair value that was determined to be $0. During the three and nine months ended September 30, 2019 and 2018, the Company recorded no change, and a gain of $0 and $75,000, respectively, on embedded derivative re-valuation.

On November 16, 2017, the November 2017 Notes were modified in accordance with ASC 470-50-40 and ASC 815 and the Company re-measured the embedded derivative at fair value, which was determined to be $155,000 and recorded a modification of derivative liability charge of $5,000.

On January 25, 2018, the November 2017 Notes, November 2016 Notes, and December 2015 Notes were again modified in accordance with ASC 470-50-40 and ASC 815 in which the Company issued a total of 2,395,650 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date) in consideration of the maturity date of the outstanding November 2017, November 2016, and December 2015 convertible notes being extended to December 31, 2018. The Company re-measured the embedded derivative at fair value just prior to and subsequent to the modification and recorded an extinguishment of debt of $12,000 in the three and nine months ended September 30, 2018. In addition, the value of the restricted common shares of $263,522 was recorded as an extinguishment of debt in the three and nine months ended September 30, 2018.

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

On January 25, 2018, the November 2017 Notes were modified in accordance with ASC 470-50-40 and ASC 815. As a result, the Company recorded the elimination of debt discount of $224,904 to extinguishment of debt in the condensed consolidated Statements of Operations during the three and nine months ended September 30, 2018 with a debt discount of $0 as of September 30, 2018.

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

As of September 30, 2019 and December 31, 2018, the Optional Redemption was recorded as a derivative liability on the condensed consolidated Balance Sheets using “Black Scholes Merton Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $35,015 and was re-measured at fair value to be $0 at September 30, 2019 and December 31, 2018. During the three and nine months ended September 30, 2019 and 2018, the Company recorded $0 and a gain of $21,080 and $32,585, respectively, on Optional Redemption valuation in the change in fair value of derivative liabilities in the accompanying condensed consolidated Statements of Operations.

Purchaser Conversion

The November 2016 Purchaser has the right at any time after the November 2016 Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“November 2016 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “November 2016 Conversion Amount”) divided by the November 2016 Purchaser Conversion Price of $0.08, as amended on May 30, 2017, subject to potential future adjustments described below. If the total outstanding balance of the November 2016 Note were convertible as of September 30, 2019, the November 2016 Note would have been convertible into 3,593,775 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet at its fair value of $32,016 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. At September 30, 2019, the embedded derivative was re-measured at fair value that was determined to be $0. During the three and nine months ended September 30, 2019 and 2018, the Company recorded $0 and a gain of $0 and $75,000, respectively, on embedded derivative re-valuation, respectively.

On January 25, 2018, the November 2017 Notes, November 2016 Notes, and December 2015 Notes were again modified in accordance with ASC 470-50-40 and ASC 815 in which the Company issued a total of 2,395,650 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date) in consideration of the maturity date of the outstanding November 2017, November 2016, and December 2015 convertible notes being extended to December 31, 2018. The Company re-measured the embedded derivative at fair value just prior to and subsequent to the modification and recorded an extinguishment of debt of $12,000 in the three and nine months ended September 30, 2018. In addition, the value of the restricted common shares of $263,522 was recorded as an extinguishment of debt in the three and nine months ended September 30, 2018.

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

The Company recorded debt discount accretion of $0 and $0, and $0 and $0 to interest expense in the condensed consolidated Statements of Operations during the three and nine months ended September 30, 2019 and 2018, respectively, and has an unamortized debt discount of $0 as of September 30, 2019.

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

As of December 31, 2016, the Optional Redemption was recorded as a derivative liability on the condensed consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $199,150 and was re-measured at fair value to be $0 at September 30, 2019 and December 31, 2018. During the three and nine months ended September 30, 2019 and 2018, the Company recorded $0 and a gain of $0 and $97,755, respectively, on Optional Redemption valuation in the change in fair value of derivative liabilities in the accompanying condensed consolidated Statements of Operations.

December 2015 Purchaser Conversion

The December 2015 Purchaser has the right at any time after the December 2015 Original Issue Date until the outstanding balance of the December 2015 Note has been paid in full, to convert all or any part of the outstanding balance into shares (“December 2015 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “December 2015 Conversion Amount”) divided by the December 2015 Purchaser Conversion Price of $0.08, as amended on May 30, 2017, subject to potential future adjustments described below. If the total outstanding balance of the Note were convertible as of September 30, 2019, the December 2015 Note would have been convertible into 10,781,250 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The original fair value of the derivative was $88,983 and at September 30, 2019, the embedded derivative was re-measured at fair value that was determined to be $0. During the three and nine months ended September 30, 2019 and 2018, the Company recorded $0, and a gain of $0 and $224,998 on embedded derivative re-valuation, respectively.

On January 25, 2018, the November 2017 Notes, November 2016 Notes, and December 2015 Notes were again modified in accordance with ASC 470-50-40 and ASC 815 in which the Company issued a total of 2,395,650 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date) in consideration of the maturity date of the outstanding November 2017, November 2016, and December 2015 convertible notes being extended to December 31, 2018. The Company re-measured the embedded derivative at fair value just prior to and subsequent to the modification and recorded an extinguishment of debt of $35,999 in the three and nine months ended September 30, 2018. In addition, the value of the restricted common shares of $263,522 was recorded as an extinguishment of debt in the three and nine months ended September 30, 2018.

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

The Company recorded debt discount accretion of $0 and $0 to interest expense in the condensed consolidated Statements of Operations during the three and nine months ended September 30, 2019 and 2018, respectively, and has no unamortized debt discount remaining as of September 30, 2019.

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

The note payable balance net of debt discount of $0 at September 30, 2019 was $88,937 with an availability of approximately $880,000 on the Note. In January 2019, the Company paid a principal payment of $33,333 against the note.

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

As of June 30, 2018, the Company issued a total of 100,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $0 and $0, and $3,750 and $11,250 under general and administrative expenses in the accompanying condensed consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, respectively, with $0 remaining to be amortized. As of September 30, 2019, the Advisors had vested in 100,000 shares with 0 shares to vest over the remaining vesting period.

As of June 30, 2018, the Company previously granted to its CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The Black-Scholes option-pricing model used the following weighted average assumptions as of December 31, 2016: (i) no dividend yield for each year, (ii) volatility of 35.6 percent, (iii) risk-free interest rate of 1.87 percent, (iv) stock price of $0.25, (v) exercise price of $0.005, and (vi) expected life of 6.0 years. The options will vest 50% on the first anniversary of the grant date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the grant date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by the Company from the grant date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of the Company’s common stock subject to the option shall fully vest if the Company shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by the Company pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the grant date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. The Company recognized expense of $0 and $0 for the three and nine months ended September 30, 2019 and 2018, respectively, within stock-based compensation – related party in the accompanying condensed consolidated Statements of Operations with no amounts remaining to be recognized.

The following represents a summary of the Options outstanding at September 30, 2019 and changes during the period then ended:

		Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value*
Outstanding at December 1, 2018	10,000,000	$0.005	$1,200,000
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at December 31, 2018	10,000,000	$0.005	$120,000
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at June 30, 2019	10,000,000	$0.005	$121,000
Exercisable at June 30, 2019	10,000,000	$-	$-
Expected to be vested	-	$-	$-

*	Based on the Company’s stock price on September 30, 2019 and December 31, 2018, respectively.

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

Employment Agreements

The Company previously had a consulting agreement with its CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or CEO giving two months notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If the Company terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $45,000 and $90,000 for the three and nine months ended September 30, 2019 and 2018, respectively. Deferred compensation totaling $967,750 as of September 30, 2019, is included in Accrued Compensation in the accompanying condensed consolidated Balance Sheet. Deferred compensation includes $753,750 related to the employment agreement and $214,000 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the CEO totaling approximately $0 and $6,768, and $3,600 and $9,100 for the three and nine months ended September 30, 2019 and 2018, respectively. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

The Company previously had a consulting agreement with its secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two months notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If the Company terminates the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $20,000 and $40,000 for the three and nine months ended September 30, 2019 and 2018, respectively. Deferred compensation totaling $467,000 as of September 30, 2019, is included in Accrued Compensation in the accompanying condensed consolidated Balance Sheets. Deferred compensation includes $353,333 related to the employment agreement and $113,667 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the Secretary totaling approximately $0 and $2,433, and $1,800 and $5,400 for the three and nine months ended September 30, 2019 and 2018, respectively. Employee benefits include use of a car and car insurance.

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
Loss from continuing operations	$(439,747)	$(1,092,999)	$(138,575)	$(328,539)
Discontinued operations	-	(309,687)	-	(27,448)
Gain of disposal of discontinued operations	238,315	-	-	-
Net loss attributable to the common stockholders	$(201,432)	$(1,402,686)	$(138,575)	$(355,987)

Basic weighted average outstanding shares of common stock	81,272,408	61,710,263	81,272,408	65,460,451
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	81,272,408	61,710,263	81,272,408	65,460,451

Loss per share:
Net loss per share from continuing operations, basic and diluted	$(0.01)	$(0.02)	$(0.00)	$(0.01)
Net loss per share from discontinued operations, basic and diluted	-	(0.01)	-	(0.00)
Net loss per share total, basic and diluted	$(0.01)	$(0.02)	$(0.00)	$(0.01)

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

Rent expense was approximately $10,500 and $33,064, and $6,013 and $34,056 for the three and nine months ended September 30, 2019 and 2018, respectively.

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

Guarantees

The Company's Convertible Notes Payable are collateralized by substantially all of the Company's assets and are personally guaranteed by the Company's CEO and Australian Sapphire Corporation, a shareholder of the Company which is wholly-owned by the Company's CEO.

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

As a result of the sale, the Company had reclassified CCI as assets and liabilities held for sale as of December 31, 2018. Discontinued operations during the three and nine months ended September 30, 2018 consist of the operations from CCI.

The following tables lists the assets of discontinued operations and held for sale and liabilities of discontinued operations and held for sale as of December 31, 2018 and the discontinued operations for CCI for the three and nine months ended September 30, 2018:

December 31,
2018
ASSETS
Current Assets:
Accounts Receivable	$2,096
Total Current Assets of Discontinued Operations	2,096
Property, Plant and Equipment, net	-
TOTAL ASSETS OF DISCONTINUED OPERATIONS AND HELD FOR SALE	$2,096

LIABILITIES

LIABILITIES
Current Liabilities:
Accounts Payable	$-
Estimated fair value of contingent payments, net	137,007
Deferred revenue	21,977
Other current liabilities	3,994
Total Current Liabilities of Discontinued Operations	162,978
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS AND HELD FOR SALE	$162,978

	For the Nine Months Ended	For the Three Months Ended
	September 30,	September 30,
	2018	2018

Net revenues	$512,282	$90,451
Cost of sales	156,530	12,660
Gross profit	355,752	77,791

Operating expenses
Advertising and marketing expenses	293,087	38,526
Stock based compensation - related party	-	-
General and administrative	372,352	66,713
Total operating expenses	665,439	105,239

Net loss of discontinued operations and held for sale	$(309,687)	$(27,448)

NOTE 16 – SUBSEQUENT EVENTS

Effective September 26, 2019, the Board of Directors and the majority shareholder approved a reverse stock split of the Company’s issued and outstanding common stock at a ratio of 1-for-150. The Board of Directors fixed September 25, 2019 as the record date for determining the stockholders entitled to receive notice of the proposed reverse stock split. The reverse stock split will take effect upon the filing of a certificate of amendment with the State of Delaware, and approval by the Financial Industry Regulatory Authority (“FINRA”).

There were no other events subsequent to September 30, 2019, and up to the date of this filing that would require disclosure.

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

Effective September 26, 2019, the Board of Directors and the majority shareholder approved a reverse stock split of the Company’s issued and outstanding common stock at a ratio of 1-for-150. The Board of Directors fixed September 25, 2019 as the record date for determining the stockholders entitled to receive notice of the proposed reverse stock split. The reverse stock split will take effect upon the filing of a certificate of amendment with the State of Delaware, and approval by the Financial Industry Regulatory Authority (“FINRA”).

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

Recent Developments

Financing Transactions

Convertible Note Payable

On September 29, 2019 (“Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance of up to $125,000 aggregate principal amount of convertible promissory notes (the “Notes”) with Alpha Capital and Brio Capital. On September 29, 2019, an initial investment amount of $40,010 was loaned, in aggregate, by the investors.

The Notes mature on September 29, 2020, and provide for interest to accrue at a rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Notes. At any time after the Issue Date, the holder of a Note, at its option, may convert the outstanding principal balance and accrued interest into shares of Common Stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.005 per share, subject to adjustment as provided therein. The Notes, for example, are subject to adjustment upon certain events such as stock splits and if the Company issues any securities with more favorable terms than are described in the Notes, the holder of a Note, may, at the holder’s option, become a part of the more favorable transaction documents. Each Note also contains a prepayment penalty of 125% of the amount outstanding under the Note. The holder of a Note does not have the right to convert any portion of their Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise (the “Beneficial Ownership Limitation”). The Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holder of a Note may be entitled to take various actions, which may include the acceleration of amounts due under such Note and accrual of interest.

The Purchase Agreement includes additional purchaser rights and Company obligations including obligations on the Company to satisfy the current public information requirements under SEC Rule 144(c), to reserve a sufficient number of shares underlying the Notes, and other customary representations and warranties.

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

The note payable balance net of debt discount of $0 at September 30, 2019 was $88,937 with an availability of $880,000 on the Note. In January 2019, we paid a principal payment of $33,333 against the note.

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

As of December 31, 2018, the Company issued a total of 100,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $3,750 under general and administrative expenses in the accompanying condensed consolidated Statements of Operations for the three and nine months ended June 30, 2018. As of December 31, 2018, the Advisors had vested in 100,000 shares with 0 shares to vest over the remaining vesting period.

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

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the three and nine months ended September 30, 2019 and 2018, the Company recorded retail sales of $0 and $0, and $88,461 ($0 from continuing operations and $88,461 from discontinued operations) and $461,163 ($0 from continuing operations and $461,163 from discontinued operations), respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the three and nine months ended September 30, 2019 and 2018, the Company recorded wholesale sales of $32,100 ($32,100 from continuing operations and $0 from discontinued operations) and $137,983 ($137,983 from continuing operations and $0 from discontinued operations), and $1,990 ($0 from continuing operations and $1,990 from discontinued operations) and $79,468 ($28,349 from continuing operations and $51,119 from discontinued operations), respectively.

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

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the statement of operations, were $34 and $2,326, and $8,373 and $12,835 for the three and nine months ended September 30, 2019 and 2018, respectively.

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

Results of Operations

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Reign Sapphires – Continuing Operations

The following discussion represents a comparison of our results of operations for the three months ended September 30, 2019 and 2018.  The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018

Net revenues	$32,100	$--
Cost of sales	8,010	--
Gross Profit	24,090	--
Operating expenses	146,815	241,304
Other expense	15,850	87,235
Net loss before income taxes and discontinued operations	$(138,575)	$(328,539)

Net Revenues

Net revenues increased by $32,100 for the three months ended September 30, 2019 from $0 for the three months ended September 30, 2018. The increase in revenue is primarily the result of an increase in wholesale revenue primarily due to increased wholesale customer purchases of our products.

Cost of Sales

Cost of sales increased to $8,010 for the three months ended September 30, 2019 from $0 for the three months ended September 30, 2018. The increase in cost of sales was primarily due to the cost of product. As a percentage of revenue, cost of sales was 25.0% and 0% resulting in a gross margin of 75.0% and 0.0% for the three months ended September 30, 2019 and 2018, respectively, primarily due to the increase in revenue.

Operating expenses

Operating expenses decreased by $94,489, or 39.2%, to $146,815 for the three months ended September 30, 2019 from $241,304 for the three months ended September 30, 2018 primarily due to decreases in stock based compensation of $32,370, marketing costs of $867, consulting costs of $6,585, compensation costs of $2,581, investor relations costs of $325, depreciation and amortization costs of $42,702, and professional fees of $36,523, offset primarily by increases in travel expenses of 3,032, rent of $4,487, and general and administration costs of $5,041, as a result of reorganizing our administrative infrastructure, primarily marketing costs, and refocusing our marketing initiatives to generate sales growth.

For the three months ended September 30, 2019, we had marketing expenses of $1,067, stock based compensation of $0, and general and administrative expenses of $145,748 primarily due to compensation costs of $81,103, travel expenses of $12,318, rent of $10,500, professional fees of $7,406, consulting costs of $5,510, depreciation and amortization costs of $19,356, and general and administration costs of $9,555 as a result of reorganizing our administrative infrastructure due to refocusing our marketing initiatives to generate anticipated sales growth.

For the three months ended September 30, 2018, we had marketing expenses of $200, stock based compensation of $32,370, and general and administrative expenses of $208,734 primarily due to compensation costs of $82,609, travel expenses of $9,286, rent of $6,013, professional fees of $43,929, depreciation and amortization costs of $62,058, investor relations costs of $325, and general and administration costs of $4,514 as a result of reorganizing our administrative infrastructure due to refocusing our marketing initiatives to generate anticipated sales growth.

Other (Income) Expense

Other expense for the three months ended September 30, 2019 totaled $15,850 primarily due to interest expense in conjunction with debt discount of $9,250 and interest expense on notes payable of $6,600, compared to other income of for three months ended September 30, 2018 totaled $105,710 primarily due to the change in fair value of derivative liabilities of $192,945, extinguishment of debt of $23,966, offset partially by interest expense of $111,201.

Net loss before income taxes and discontinued operations

Net loss before income taxes and discontinued operations for the three months ended September 30, 2019 totaled $138,575 primarily due to revenue of $32,100 and (increases/decreases) in compensation costs, professional fees, marketing costs, travel costs, and general and administration costs compared to a loss of $135,594 for the three months ended September 30, 2018 primarily due to the increases/decreases in compensation costs, stock based compensation, professional fees, marketing costs, rent, investor relations costs, and general and administration costs.

Assets and Liabilities

Assets were $763,152 as of September 30, 2019. Assets consisted primarily of cash of $500, inventory of $692,041 which includes samples inventory of $62,977, equipment of $6,170, and intangible assets of $64,441. Liabilities were $4,679,826 as of September 30, 2019. Liabilities consisted primarily of accrued compensation-related party of $1,434,750, due to related party of $1,255,955, accounts payable of $15,116, other current liabilities of $104,304, notes payable of $98,187, and convertible notes of $1,771,514, net of $0 of unamortized debt discount.

Coordinates Collection – Discontinued Operations

The following discussion represents a comparison of our results of operations for the three months ended September 30, 2019 and 2018.  The results of operations for the periods shown in our condensed consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018

Net revenues	$-	$90,451
Cost of sales	-	12,660
Gross Profit	-	77,791
Operating expenses	-	105,239
Net loss from discontinued operations	$-	$(27,448)

Net Revenues and Cost of Sales

As a result of the sale of discontinued operation, we had no Revenue or Cost of Sales during the three months ended September 30, 2019.

Operating expenses

For the three months ended September 30, 2018, we had marketing expenses of $38,526, stock based compensation of $0, and general and administrative expenses of $66,713 primarily due to compensation costs of $41,249, travel expenses of $1,839, professional fees of $2,500, and general and administration costs of $21,125 as a result of the sale of discontinued operation.

Net loss from discontinued operations

Net loss from discontinued operations for the three months ended September 30, 2018 totaled $27,448 primarily due to revenue of $90,451 and (increases/decreases) in compensation costs, marketing costs, consulting costs, rent, travel costs, and general and administration costs.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Reign Sapphires – Continuing Operations

The following discussion represents a comparison of our results of operations for the nine months ended September 30, 2019 and 2018.  The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Net revenues	$137,983	$28,349
Cost of sales	34,090	9,712
Gross Profit	103,893	18,637
Operating expenses	496,790	781,861
Other expense	46,850	329,775
Net loss before income taxes and discontinued operations	$(439,747)	$(1,092,999)

Net Revenues

Net revenues increased by $109,634, or 386.7%, to $137,983 for the nine months ended September 30, 2019 from $28,349 for the nine months ended September 30, 2018. The increase in revenue is primarily the result of an increase in wholesale revenue to $109,634 for the nine months ended September 30, 2019 from $28,349 nine months ended September 30, 2018, primarily due to increased wholesale customer purchases of our products.

Cost of Sales

Cost of sales increased by $24,378, or 251.0%, to $34,090 for the nine months ended September 30, 2019 from $9,712 for the nine months ended September 30, 2018. As a percentage of revenue, cost of sales was 24.7% and 34.3% resulting in a gross margin of 75.3% and 65.7% for the nine months ended September 30, 2019 and 2018, respectively, primarily due to the increase in revenue, offset partially by the cost of product.

Operating expenses

Operating expenses decreased by $285,071, or 36.5%, to $496,790 for the nine months ended September 30, 2019 from $781,861 for the nine months ended September 30, 2018 primarily due to decreases in stock based compensation of $112,293, marketing costs of $33,562, consulting costs of $3,879, investor relations costs of $78,785, depreciation and amortization costs of $127,006, and professional fees of $60,173, offset primarily by increases in compensation costs of $97,509, travel expenses of $12,027, rent of $6,008, and general and administration costs of $15,083, as a result of reorganizing our administrative infrastructure, primarily marketing costs, and refocusing our marketing initiatives to generate sales growth.

For the nine months ended September 30, 2019, we had marketing expenses of $11,075, stock based compensation of $0, and general and administrative expenses of $485,715 primarily due to compensation costs of $253,386, consulting costs of $17,930, travel expenses of $44,255, rent of $33,064, professional fees of $50,013, depreciation and amortization costs of $58,250, investor relations costs of $275, and general and administration costs of $28,542 as a result of reorganizing our administrative infrastructure due to refocusing our marketing initiatives to generate anticipated sales growth.

For the nine months ended September 30, 2018, we had marketing expenses of $44,637, stock based compensation of $112,293, and general and administrative expenses of $624,931 primarily due to compensation costs of $155,877, consulting costs of $21,809, travel expenses of $32,228, rent of $27,056, professional fees of $110,186, depreciation and amortization costs of $185,256, investor relations costs of $79,060, and general and administration costs of $13,459 as a result of reorganizing our administrative infrastructure due to refocusing our marketing initiatives to generate anticipated sales growth.

Other (Income) Expense

Other expense for the nine months ended September 30, 2019 totaled $46,850 primarily due to interest expense in conjunction with debt discount of $27,750 and interest expense on notes payable of $19,100, compared to other expense of $329,775 for the nine months ended September 30, 2018 primarily due to interest expense of $304,280 in conjunction with debt discount and the extinguishment of debt of $524,458, offset partially by the change in fair value of derivative liabilities of $498,963.

Net loss before income taxes and discontinued operations

Net loss before income taxes and discontinued operations for the nine months ended September 30, 2019 totaled $439,747 primarily due to revenue of $137,983 and (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, rent, travel costs, and general and administration costs compared to a loss of $1,092,999 for the nine months ended September 30, 2018 primarily due to increases/decreases in compensation costs, stock based compensation, professional fees, marketing costs, investor relations costs, rent, travel costs, and general and administration costs.

Coordinates Collection – Discontinued Operations

The following discussion represents a comparison of our results of operations for the nine months ended September 30, 2019 and 2018.  The results of operations for the periods shown in our condensed consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Net revenues	$-	$512,282
Cost of sales	-	156,530
Gross Profit	-	355,752
Operating expenses	-	665,439
Net loss from discontinued operations	$-	$(309,687)

Net Revenues and Cost of Sales

As a result of the sale of discontinued operation, we had no Revenue or Cost of Sales during the nine months ended September 30, 2019.

Operating expenses

For the nine months ended September 30, 2018, we had marketing expenses of $293,087, stock based compensation of $0, and general and administrative expenses of $372,352 primarily due to compensation costs of $287,427, consulting costs of $3,286, professional fees of $2,500, travel expenses of $7,739, rent of $7,000, and general and administration costs of $64,400 as a result of the sale of discontinued operation.

Net loss from discontinued operations

Net loss from discontinued operations for the nine months ended September 30, 2018 totaled $309,687 primarily due to revenue of $512,282 and (increases/decreases) in compensation costs, marketing costs, consulting costs, rent, travel costs, and general and administration costs.

Liquidity and Capital Resources

General – Overall, we had an decrease in cash flows of $6,997 in the nine months ended September 30, 2019 resulting from cash used in operating activities of $113,674, cash provided by financing activities of $6,667, and cash provided by investing activities of $100,000.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Net cash provided by (used in):
Operating activities	$(113,674)	$(298,433)
Investing activities	100,000	(6,439)
Financing activities	6,677	303,407
Net decrease in cash	$(6,997)	$(1,465)

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Cash Flows from Operating Activities – For the nine months ended September 30, 2019, net cash used in operating activities was $113,674. Net cash used in operations was primarily due to a net loss of $201,432, and the changes in operating assets and liabilities of $255,081, primarily due to the net changes in accrued compensation – related party of $195,000, due to related party of $9,150, inventory of $31,554, and other current liabilities of $34,531, offset primarily by the change in accounts payable of $7,594. In addition, net cash provided by operating activities was offset primarily by adjustments to reconcile net profit from the gain on disposal of discontinued operations of $260,883, the accretion of the debt discount of $27,750, depreciation expense of $9,360, and amortization expense of $48,890.

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

Cash Flows from Investing Activities – For the nine months ended September 30, 2019, net cash used in investing activities was $100,000 due to proceeds from sale of business. For the three months ended September 30, 2018, net cash used in investing activities was $860 for purchases of computer equipment and $5,579 for website development costs.

Cash Flows from Financing Activities – For the nine months ended September 30, 2019, net cash provided by financing activities was $6,677 due to proceeds from short term convertible notes of $40,010, offset primarily by repayments of short-term notes of $33,333. For the nine months ended September 30, 2018, net cash provided by financing activities was $303,407 due to proceeds from short term convertible notes (net of issuance costs) of $250,000, proceeds from short term notes (net of issuance costs) of $155,020, offset primarily by repayments of short-term notes of $101,613.

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

Convertible Note Payable

On September 29, 2019 (“Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance of up to $125,000 aggregate principal amount of convertible promissory notes (the “Notes”) with Alpha Capital and Brio Capital. On September 29, 2019, an initial investment amount of $40,010 was loaned, in aggregate, by the investors.

The Notes mature on September 29, 2020, and provide for interest to accrue at a rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Notes. At any time after the Issue Date, the holder of a Note, at its option, may convert the outstanding principal balance and accrued interest into shares of Common Stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.005 per share, subject to adjustment as provided therein. The Notes, for example, are subject to adjustment upon certain events such as stock splits and if the Company issues any securities with more favorable terms than are described in the Notes, the holder of a Note, may, at the holder’s option, become a part of the more favorable transaction documents. Each Note also contains a prepayment penalty of 125% of the amount outstanding under the Note.

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

Note Payable

On June 30, 2017, we entered into a Loan Agreement, a Secured Promissory Note (“Note”) and a personal guarantee with respect to the funding by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. Until December 31, 2018, we have the ability to request quarterly advances of up to the lesser of (i) $250,000 or (ii) one sixth (1/6) of the revenue reported in the Form 10-Q or 10-K for the previous calendar quarter or previous fiscal year, whichever is most recent, provided that such revenue generated a profit of at least 10 percent (10%). The investors may advance the funds in their absolute discretion. In September 2017, the Company was advanced $125,005. The Note shall become due and payable 18 months from each advance date. We must make payments to the investors in an amount of $350, including interest at 10% per annum, every business day from the date of the first advance, which shall be increased proportionately upon each advance. The Note is secured with our assets pursuant to a security agreement dated December 23, 2015. In addition, our CEO has personally guaranteed the Note. As additional consideration for the loan, the investors received 1,500,000 shares of restricted common stock, in aggregate, valued at $105,000 (based on our stock price on the date of grant) along with $2,500 in cash for reimbursement of expenses incurred and recorded as debt issuance costs with a balance at December 31, 2017 of $107,500.

The note payable balance net of debt discount of $0 at September 30, 2019 was $88,937 with an availability of $880,000 on the Note. In January 2019, the Company paid a principal payment of $33,333 against the note.

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

Due to Related Party

During the nine months ended September 30, 2019, we received no advances from our CEO/director, incurred business expenses that were paid by the CEO/director of $1,262,816 (comprised of operating expenses) and had repayments of $1,253,666. We have a balance owed to the related party of $1,255,955 and $1,246,805 at September 30, 2019 and December 31, 2018, respectively. During the three and nine months ended September 30, 2019, we incurred $45,000 and $90,000, respectively, of compensation related to the CEO/director’s employment agreement and $20,000 and $40,000, respectively, of deferred compensation related to the Secretary’s employment agreement. As of September 30, 2019 and December 31, 2018, accrued compensation-related party was $1,434,750 and $1,239,750, respectively.

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

As of June 30, 2018, the Company issued a total of 100,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $0 and $0, and $3,750 and $7,500 under general and administrative expenses in the accompanying condensed consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, respectively with $0 remaining to be amortized. As of September 30, 2019, the Advisors had vested in 100,000 shares with 0 shares to vest over the remaining vesting period.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of our business.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had an accumulated deficit of approximately $13,203,000 and $13,001,000 at September 30, 2019 and December 31, 2018, respectively, had a working capital deficit of $3,987,000 and $3,844,000 at September 30, 2019 and December 31, 2018, respectively, had a net loss of approximately $201,000 and $1,403,000 for the nine months ended September 30, 2019 and 2018, respectively, and net cash used in operating activities of approximately $114,000 and $298,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the three and nine months ended September 30, 2019 and 2018, the Company recorded retail sales of $0 and $0, and $88,461 ($0 from continuing operations and $88,461 from discontinued operations) and $461,163 ($0 from continuing operations and $461,163 from discontinued operations), respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the three and nine months ended September 30, 2019 and 2018, the Company recorded wholesale sales of $32,100 ($32,100 from continuing operations and $0 from discontinued operations) and $137,983 ($137,983 from continuing operations and $0 from discontinued operations), and $1,990 ($0 from continuing operations and $1,990 from discontinued operations) and $79,468 ($28,349 from continuing operations and $51,119 from discontinued operations), respectively.

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

Accounts Receivable

We record trade receivables when revenue is recognized. When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. At September 30, 2019 and December 31, 2018, we had no allowance for doubtful accounts. For the three and nine months ended September 30, 2019 and 2018, there were no accounts written-off.

Deferred Revenue

Deferred revenue consists of customer orders paid in advance of the delivery of the order. The Company classifies deferred revenue as short-term as the typical order ships within three weeks of placing the order. Deferred revenue is recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met.

Inventories

Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Our inventory consists of loose sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of September 30, 2019, inventory consists of loose sapphire jewels, finished jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. We perform our own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, we review the inventory each quarter against industry prices from gem-guide and if there is a potential impairment, we would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessment of the sapphires could be significantly lower from the current estimated fair value. Our loose sapphire jewels do not degrade in quality over time.

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

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2019 and December 31, 2018, the fair value of inventory, accrued compensation - related party, and advance from shareholder approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Convertible Notes Payable

September 2019 Securities Purchase Agreement

On September 29, 2019 (“Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance of up to $125,000 aggregate principal amount of convertible promissory notes (the “Notes”) with Alpha Capital and Brio Capital. On September 29, 2019, an initial investment amount of $40,010 was loaned, in aggregate, by the investors.

The Notes mature on September 29, 2020, and provide for interest to accrue at a rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Notes. At any time after the Issue Date, the holder of a Note, at its option, may convert the outstanding principal balance and accrued interest into shares of Common Stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.005 per share, subject to adjustment as provided therein. The Notes, for example, are subject to adjustment upon certain events such as stock splits and if the Company issues any securities with more favorable terms than are described in the Notes, the holder of a Note, may, at the holder’s option, become a part of the more favorable transaction documents. Each Note also contains a prepayment penalty of 125% of the amount outstanding under the Note. The holder of a Note does not have the right to convert any portion of their Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise (the “Beneficial Ownership Limitation”). The Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holder of a Note may be entitled to take various actions, which may include the acceleration of amounts due under such Note and accrual of interest.

The Purchase Agreement includes additional purchaser rights and Company obligations including obligations on the Company to satisfy the current public information requirements under SEC Rule 144(c), to reserve a sufficient number of shares underlying the Notes, and other customary representations and warranties.

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

The note payable balance net of debt discount of $0 at September 30, 2019 was $88,937 with an availability of approximately $880,000 on the Note. In January 2019, the Company paid a principal payment of $33,333 against the note.

The Agreement and Note are being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. We are still accounting for the interest in accordance with GAAP.

During the nine months ended September 30, 2019, we received no advances from our CEO/director, incurred business expenses that were paid by the CEO/director of $1,262,816 (comprised of operating expenses) and had repayments of $1,253,666. We have a balance owed to the related party of $1,255,955 and $1,246,805 at September 30, 2019 and December 31, 2018, respectively. During the three and nine months ended September 30, 2019, the Company incurred $45,000 and $90,000, respectively, of compensation related to the CEO/director’s employment agreement and $20,000 and $40,000, respectively, of deferred compensation related to the Secretary’s employment agreement. As of September 30, 2019 and December 31, 2018, accrued compensation-related party was $1,434,750 and $1,239,750, respectively.

Employment Agreements

We previously had a consulting agreement with our CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either us or CEO giving two months notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If we terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $45,000 and $90,000 for the three and nine months ended September 30, 2019 and 2018, respectively. Deferred compensation totaling $967,750 as of September 30, 2019, is included in Accrued Compensation in the accompanying condensed consolidated Balance Sheet. Deferred compensation includes $753,750 related to the employment agreement and $214,000 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the CEO totaling approximately $0 and $6,768, and $3,600 and $9,100 for the three and nine months ended September 30, 2019 and 2018, respectively. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

We previously had a consulting agreement with our secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two months notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If we terminate the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $20,000 and $40,000 for the three and nine months ended September 30, 2019 and 2018, respectively. Deferred compensation totaling $467,000 as of September 30, 2019, is included in Accrued Compensation in the accompanying condensed consolidated Balance Sheet. Deferred compensation includes $353,333 related to the employment agreement and $113,667 related to the consulting agreement. In addition, we incurred employee benefits on behalf of the Secretary totaling approximately $0 and $2,433, and $1,800 and $5,400 for the three and nine months ended September 30, 2019 and 2018, respectively. Employee benefits include use of a car and car insurance.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the x months ended September 30, 2019 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We will continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis.

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

ITEM 4. MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended September 30, 2019, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

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

REIGN CORPORATION

Date: November 12, 2019	By:	/s/ Joseph Segelman
Joseph Segelman
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)