Form 10-K
period 2019-12-31
Reign Sapphire Corp
filed 2020-03-30
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number 333-204486

REIGN RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-2573116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9465 Wilshire Boulevard, Beverly Hills, CA 90212
(Address of principal executive offices)

213-457-3772
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant was $414,636. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 30, 2020, there were 93,272,408 shares of common stock outstanding.

REIGN RESOURCES CORPORATION

2019 ANNUAL REPORT ON FORM 10-K

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

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” is of Reign Resources Corporation.

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“Reign” refers to Reign Resources Corporation, a Delaware corporation;
•	“CCI” refers to Coordinates Collection, Inc.
•	“Commission” refers to the Securities and Exchange Commission;
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I

Item 1. Business

Background

Business Overview

Reign Resources Corporation (“Reign”) (OTCQB: RGNP) was established on December 15, 2014 in the State of Delaware and is a Beverly Hills-based, direct-to consumer (“D2C”) branded and custom jewelry company with four niche brands: Reign Sapphires: ethically produced, millennial targeted sapphire jewelry, Coordinates Collection: custom jewelry, inscribed with location coordinates commemorating life's special moments, Le Bloc: classic customized jewelry and ION Collection, an athleisure jewelry brand.

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

Subsequent to the acquisition of CCI’s assets, we had four niche brands: Reign Sapphires: ethically produced, source-to-consumer sapphire jewelry targeting millennials, Coordinates Collection: custom jewelry, inscribed with location coordinates commemorating life's special moments, Le Bloc: classic customized jewelry and athleisure jewelry brand ION Collection .

On January 1, 2019, Reign Brands, Inc., a subsidiary of Reign Resources Corporation, entered into an Asset Purchase Agreement (the “Agreement”) with Co-Op Jewelers LLC (“Co-Op”), whereby Reign Brands, Inc. sold operating assets of Reign Brands, Inc., consisting of substantially all of the assets related to Coordinates Collection (“CC”). On January 1, 2019 (the “Closing Date”), the parties executed the Asset Purchase Agreement and the final exhibits.

Upon the closing of the Agreement, Reign Brands, Inc. sold substantially all of the operating assets of the CC business, consisting of fixed assets and intellectual property in exchange for an aggregate of $100,000 in cash.

On November 13, 2019, the Company changed its corporate name to Reign Resources Corporation.

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
• Jewelry Manufacturing: We outsource the manufacturing to a quality provider.
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

•; Single “The Self Purchaser”
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our stock is quoted on the OTCQB under the symbol “RGNP.” We were listed on May 23, 2016. There are 93,272,408 shares outstanding as of March 30, 2020. The below table provides the high and low bid prices of our common stock for each quarterly period during the last two years.

	Year ended December 31, 2019
	High	Low
Fourth Quarter	$0.02	$0.0032
Third Quarter	$0.02	$0.0064
Second Quarter	$0.0225	$0.0035
First Quarter	$0.0225	$0.0035

	Year ended December 31, 2018
	High	Low
Fourth Quarter	$0.0179	$0.0071
Third Quarter	$0.0239	$0.01
Second Quarter	$0.0976	$0.0169
First Quarter	$0.1699	$0.0795

(b) Transfer Agent

The transfer agent and registrar for our common stock is VStock Transfer, LLC located at 18 Lafayette Place, Woodmere, New York.

(b) Shareholders of Record

The number of beneficial holders of record of our common stock as of the close of business on December 31, 2019 was 88.

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

As of December 31, 2018, the Company previously issued a total of 100,000 restricted common shares to a member of its advisory committee (“Advisor”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $13,750 and $1,250 under general and administrative expenses in the consolidated Statements of Operations for the years ended December 31, 2018 and 2017, respectively, with $0 remaining to be amortized. As of December 31, 2018, the Advisor had vested in 100,000 shares with 0 shares remaining to vest.

As of December 31, 2018, we issued a total of 700,000 restricted common shares to members of our advisory committee (“Advisors”), valued at $135,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to our 2015 Plan. One-twelfth (1/12) of the shares will be earned each month. We will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. We recognized compensation expense of $0 and $13,750 for the years ended December 31, 2019 and 2018, respectively, with $0 remaining to be amortized, under general and administrative expenses in the accompanying consolidated Statements of Operations. As of December 31, 2018, the Advisors had vested in all 700,000 shares.

Recent Sales of Unregistered Securities

None.

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

OVERVIEW:

Financial Presentation

On December 1, 2016, substantially all of the operating assets of Coordinates Collection, Inc. (“CCI”) was acquired by Reign Resources Corporation (“us”, “we, “Reign”). We are a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company. As part of the Acquisition, we created a wholly owned subsidiary, Reign Brands, Inc. (“Reign Brands”), which is a Delaware corporation, and acts as the operating entity for the acquired CCI assets. The acquisition method of accounting was used to record assets acquired and liabilities assumed by us. Such accounting generally results in increased amortization and depreciation reported in future periods. CCI's fixed assets and identifiable intangible assets acquired were recorded based upon their estimated fair values as of the closing date of the Acquisition.  The excess of purchase price over the value of the net assets acquired was recorded as goodwill.

Historical Development

Reign Sapphires – Continuing Operations

Reign is a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company with 4 niche brands: Reign Sapphires: ethically produced, source-to-consumer sapphire jewelry targeting millennials, Le Bloc: classic customized jewelry, and athleisure jewelry brand ION Collection.

Reign Resources Corporation was established on December 15, 2014 in the State of Delaware as a vertically integrated “source to retail” model for sapphires – rough sapphires to finished jewelry; a color gemstone brand; and a jewelry brand featuring Australian sapphires. We acquired our Coordinates Collection and Le Bloc brands and the assets related to the production and sale of the brands on December 1, 2016.

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

Coordinates Collection – Discontinued Operations

On January 1, 2019, Reign Brands, Inc., a subsidiary of Reign Resources Corporation, entered into an Asset Purchase Agreement (the “Agreement”) with Co-Op Jewelers LLC (“Co-Op”), whereby Reign Brands, Inc. sold operating assets of Reign Brands, Inc., consisting of substantially all of the assets related to Coordinates Collection (“CCI”). On January 1, 2019 (the “Closing Date”), the parties executed the Asset Purchase Agreement and the final exhibits.

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

Recent Developments

Financing Transactions

Convertible Note Payable

In January and March 2020, holders of the Company’s December 2015 Notes elected to convert principal of $10,000 and $7,500 of accrued interest due on the December 2015 Notes into a total of 7,000,000 common shares.

On September 29, 2019 (“Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance of up to $125,000 aggregate principal amount of convertible promissory notes (the “Notes”) with Alpha Capital, Brio Capital, and Crossover Capital. As of December 31, 2019, $70,020 was loaned, in aggregate, by the investors.

The Notes mature on September 29, 2020, and provide for interest to accrue at a rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Notes. At any time after the Issue Date, the holder of a Note, at its option, may convert the outstanding principal balance and accrued interest into shares of Common Stock of the Company. The conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.0025 per share, as amended on December 31, 2019, subject to adjustment as provided therein. The Notes, for example, are subject to adjustment upon certain events such as stock splits and if the Company issues any securities with more favorable terms than are described in the Notes, the holder of a Note, may, at the holder’s option, become a part of the more favorable transaction documents. Each Note also contains a prepayment penalty of 125% of the amount outstanding under the Note. The holder of a Note does not have the right to convert any portion of their Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise (the “Beneficial Ownership Limitation”). The Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holder of a Note may be entitled to take various actions, which may include the acceleration of amounts due under such Note and accrual of interest.

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

The January and February 2018 Convertible Notes mature on March 31, 2020, as amended on December 31, 2019, and provide for interest to accrue at an interest rate equal to 10% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Convertible Notes. At any time after 180 days from the Issue Date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The conversion price for the principal and interest in connection with voluntary conversions by a holder of a Convertible Notes is $0.0025 per share, as amended on December 31, 2019, subject to adjustment as provided therein, such as stock splits and stock dividends. There is also a one-time interest charge of 10% due at maturity.

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

The note payable balance net of debt discount of $0 at December 31, 2010 was $98,187 with an availability of $880,000 on the Note.

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

Stock Transactions

Common Stock

On February 25, 2020, the Company issued a total of 5,000,000 restricted common shares to a third-party for outside consulting services with 1,666,666 shares vesting each month for three months. The Company will value the shares at each vesting period and recognize expense for the portion of the shares earned.

In January and March 2020, holders of the Company’s December 2015 Notes elected to convert principal of $10,000 and $7,500 of accrued interest due on the December 2015 Notes into a total of 7,000,000 common shares.

In November 2018, the Company issued 8,000,000 restricted common shares for payment of accounts payable of $117,600.

In November 2018, we issued 2,500,000 restricted common shares in consideration for the modification of the existing short-term convertible notes.

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

As of December 31, 2018, the Company previously issued a total of 100,000 restricted common shares to a member of its advisory committee (“Advisor”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $13,750 and $1,250 under general and administrative expenses in the consolidated Statements of Operations for the years ended December 31, 2018 and 2017, respectively, with $0 remaining to be amortized. As of December 31, 2018, the Advisor had vested in 100,000 shares with 0 shares remaining to vest.

As of December 31, 2018, the Company issued a total of 700,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $135,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $13,750 and $41,667 for the years ended December 31, 2018 and 2017 respectively, with $0 remaining to be amortized, under general and administrative expenses in the consolidated Statements of Operations. As of December 31, 2018, the Advisors had vested in all 700,000 shares.

Joint Venture

On March 12, 2020, the Company entered into a Farm-in and JV Agreement (the "Agreement") with Gabriel Kushnir Holdings Pty Ltd ("Kushnir"), whereby the Company intends to acquire a seventy-five percent interest in the Werribee Downs Project associated with a tenement EL006892 application in Australia (the "Tenement") for the purpose of mining minerals. The Company must incur minimum annual expenditures associated with the Tenement each year until the Company and Kushnir mutually decide to mine the Tenement, at which time, the Company and Kushnir will enter into a joint venture agreement in order to pursue potential development of all minerals in the Tenement. If the Company fails to provide the necessary annual minimum expenditures on the Tenement pursuant to the Mineral Resource Act 1990, the Company will forfeit its ability to receive the seventy-five percent interest in the Tenement. The Company is required to issue 2,500,000 shares of its common stock to Kushnir on or before March 31, 2020 as consideration for the Agreement.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us on which to base an evaluation of our performance. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to increases in the cost of services. To become profitable and competitive, we must receive additional capital. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue operations.

Overview of Presentation

The following Management’s Discussion and Analysis (“MD&A”) or Plan of Operations includes the following sections:

• Plan of Operations

• Results of Operations

• Liquidity and Capital Resources

• Capital Expenditures

• Going Concern

• Critical Accounting Policies

• Off-Balance Sheet Arrangements

Plan of Operations

Our plan of operations consists of:

•	Launch of our B2B marketing and sales efforts through the use of distribution partners and a high-end fashion retailers.
•	Expansion of our D2C marketing and sales efforts through the use of social media, Internet marketing, print advertising, promotions, and signage
•	Raise capital, fund administrative infrastructure and ongoing operations until our operations generate positive cash flow.

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

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the years ended December 31, 2019 and 2018, the Company recorded retail sales of $0 and $623,514 ($28,348 from continuing operations and $595,166 from discontinued operations), respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the years ended December 31, 2019 and 2018, the Company recorded wholesale sales of $143,322 ($143,322 from continuing operations) and $63,976 ($0 from continuing operations and $63,976 from discontinued operations), respectively.

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

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the statement of operations, were $2,351 and $23,784 for the years ended December 31, 2019 and 2018, respectively.

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

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Reign Resources – Continuing Operations

The following discussion represents a comparison of our results of operations for the years ended December 31, 2019 and 2018.  The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Year Ended December 31, 2019	Year Ended December 31, 2018

Net revenues	$143,322	$28,348
Cost of sales	35,665	9,712
Gross Profit	107,657	18,636
Operating expenses	625,615	1,023,339
Other expense	2,795,047	1,299,774
Net loss before income taxes and discontinued operations	$(3,313,005)	$(2,304,477)

Net Revenues

Net revenues increased by $114,974, or 405.6%, to $143,322 for the year ended December 31, 2019 from $28,348 for the year ended December 31, 2018. The increase in revenue is the result of an increase in wholesale revenue due to increased customer purchases of our products. We had no retail revenues for the years ended December 31, 2019 and 2018.

Cost of Sales

Cost of sales increased by $25,953, or 267.2%, to $35,665 for the year ended December 31, 2019 from $9,712 for the year ended December 31, 2018. The increase in cost of sales was primarily due to the increase in wholesale revenue, offset partially by the reduced cost of product. As a percentage of revenue, cost of sales was 24.9% and 34.3% resulting in a gross margin of 75.1% and 65.7% for the years ended December 31, 2019 and 2018, respectively, primarily due to reduced cost of product.

Operating expenses

Operating expenses decreased by $397,724, or 38.9%, to $625,615 for the year ended December 31, 2019 from $1,023,339 for the year ended December 31, 2018 primarily due to decreases in stock based compensation of $114,978, professional fees of $98,781, depreciation and amortization costs of $172,060, investor relations costs of $82,681, marketing costs of $34,118, consulting costs of $2,524, and travel expenses of $598, offset primarily by increases in compensation costs of $94,241, rent of $10,319, and general and administration costs of $3,456, as a result of reorganizing our administrative infrastructure, primarily marketing costs, and refocusing our marketing initiatives to generate sales growth.

For the year ended December 31, 2019, we had marketing expenses of $11,831 and general and administrative expenses of $613,784 primarily due to compensation costs of $338,882, consulting costs of $10,506, travel expenses of $53,320, rent of $43,564, professional fees of $59,743, depreciation and amortization costs of $75,326, investor relations costs of $604, and general and administration costs of $31,839 as a result of reorganizing our administrative infrastructure due to refocusing our marketing initiatives to generate anticipated sales growth.

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

Other (Income) Expense

Other expense for the year ended December 31, 2019 totaled $2,795,047 primarily due to the modification of debt of $2,739,847 and interest expense of 55,200 in conjunction with debt discount, compared to other expense of for the year ended December 31, 2018 totaled $1,299,774 primarily due to interest expense of $352,837 in conjunction with debt discount, impairment of long-term assets of $942,736, and the extinguishment of debt of $535,039, offset partially by the change in fair value of derivative liabilities of $530,838.

Net loss before income taxes and discontinued operations

Net loss before income taxes and discontinued operations for the year ended December 31, 2019 totaled $1,723,590 primarily due to revenue of $143,322 and (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, and general and administration costs compared to a loss of $2,304,477 for the year ended December 31, 2018 primarily due to revenue of $28,348 and (increases/decreases) in compensation costs, stock based compensation, professional fees, marketing costs, investor relations costs, impairment charges, and general and administration costs.

Assets and Liabilities

Assets were $642,145 as of December 31, 2019. Assets consisted primarily of cash of $500, inventory of $588,110, equipment of $3,110, and intangible assets of $50,425. Liabilities were $3,102,815 as of December 31, 2019. Liabilities consisted primarily due to related party of $1,165,171, accounts payable of $10,483, other current liabilities of $27,450, notes payable of $98,187, and convertible notes of $1,801,524, net of $0 of unamortized debt discount. The reason for the impairment charges of $0 and $942,736 in years ended December 31, 2019 and 2018, respectively, are the result of the Company’s determination that cash flows from CCI may not be realized.

Coordinates Collection – Discontinued Operations

The following discussion represents our results of discontinued operations for the year ended December 31, 2018.  The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

Year Ended December 31, 2018

Net revenues	$659,142
Cost of sales	227,157
Gross Profit	431,985
Operating expenses	746,982
Net loss from discontinued operations	$(314,997)

Net Revenues

Net revenues were $659,142 for the year ended December 31, 2018. Revenue was generated by retail revenue of $595,166 and wholesale revenue of $63,976.

Cost of Sales

Cost of sales were $227,157 for the year ended December 31, 2018. As a percentage of revenue, cost of sales was 34.5% resulting in a gross margin of 65.5% for the year ended December 31, 2018.

Operating expenses

Operating expenses were $746,982 for the year ended December 31, 2018.

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

Net loss from discontinued operations

Net loss from discontinued operations for the year ended December 31, 2018 totaled $314,997 primarily due to revenue of $659,142 and (increases/decreases) in compensation costs, stock-based compensation, professional fees, marketing costs, investor relations costs, impairment charges, and general and administration costs.

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

Liquidity and Capital Resources

General – Overall, we had an decrease in cash flows for the year ended December 31, 2019 of $6,997 resulting from cash used in operating activities of $143,684, offset partially by cash provided by investing activities of $100,000 and cash provided by financing activities of $36,687.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended December 31, 2019	Year Ended December 31, 2018

Net cash provided by (used in):
Operating activities	$(143,684)	$(286,112)
Investing activities	100,000	(8,452)
Financing activities	36,687	292,469
	$(6,997)	$(2,095)

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Cash Flows from Operating Activities – For the year ended December 31, 2019, net cash used in operations was $143,684 compared to net cash used in operations of $286,112 for the year ended December 31, 2018. Net cash used in operations was primarily due to a net loss of $3,074,690 for year ended December 31, 2019 and the gain on disposal of discontinued operations of $260,883, offset primarily by depreciation expense of $12,420, amortization expense of $62,906, modification of debt of $2,739,847, accretion of debt discount of $27,750, and the changes in operating assets and liabilities of $348,966, primarily due to the increase in accrued compensation - related party of $260,000, inventory of $135,485, and other current liabilities of $47,342, offset partially by accounts payable of $12,227 and due to related party of $81,634.

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

Cash Flows from Investing Activities – For the year ended December 31, 2019, net cash provided by investing was $100,000 due to proceeds from sale of business compared to net cash used in investing of $8,452 for the year ended December 31, 2018 for purchases of equipment and the acquisition of intangible assets.

Cash Flows from Financing Activities – For the year ended December 31, 2019, net cash provided by financing was $36,687 due to proceeds from short term convertible notes of $70,020, offset primarily by repayments of short-term notes of $33,333. For the year ended December 31, 2018, net cash provided by financing activities was $292,469 due to proceeds from short-term convertible notes of $250,000, proceeds from short-term notes of $155,020, and repayments of short-term notes of $112,551.

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

Convertible Note Payable

On September 29, 2019 (“Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance of up to $125,000 aggregate principal amount of convertible promissory notes (the “Notes”) with Alpha Capital, Brio Capital, and Crossover Capital. As of December 31, 2019, $70,020 was loaned, in aggregate, by the investors.

The Notes mature on September 29, 2020, and provide for interest to accrue at a rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Notes. At any time after the Issue Date, the holder of a Note, at its option, may convert the outstanding principal balance and accrued interest into shares of Common Stock of the Company. The conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.0025 per share, as amended on December 31, 2019, subject to adjustment as provided therein. The Notes, for example, are subject to adjustment upon certain events such as stock splits and if the Company issues any securities with more favorable terms than are described in the Notes, the holder of a Note, may, at the holder’s option, become a part of the more favorable transaction documents. Each Note also contains a prepayment penalty of 125% of the amount outstanding under the Note.

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

The January and February 2018 Convertible Notes mature on March 31, 2020, as amended on December 31, 2019, and provide for interest to accrue at an interest rate equal to 10% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Convertible Notes. At any time after 180 days from the Issue Date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The conversion price for the principal and interest in connection with voluntary conversions by a holder of a Convertible Notes is $0.0025 per share, as amended on December 31, 2019, subject to adjustment as provided therein, such as stock splits and stock dividends. There is also a one-time interest charge of 10% due at maturity.

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

In January and March 2020, holders of the Company’s December 2015 Notes elected to convert principal of $10,000 and $7,500 of accrued interest due on the December 2015 Notes into a total of 7,000,000 common shares.

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

The note payable balance net of debt discount of $0 at December 31, 2018 was $98,187 with an availability of $880,000 on the Note.

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

Due to Related Party

During the year ended December 31, 2019, we received no advances from our CEO/director and incurred business expenses of $1,275,852 (comprised of operating expenses) and had repayments of $1,357,488. We have a balance owed to the related party of $1,165,171 and $1,246,805 at December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, we incurred $180,000 of deferred compensation related to the CEO/director’s employment agreement and $80,000 of deferred compensation related to the Secretary’s employment agreement. As of December 31, 2019 and 2018, accrued compensation – related party was $0 and $1,239,750, respectively. At December 31, 2019, the CEO and Secretary forgave all deferred compensation totaling $1,499,750 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets.

Stock Transactions

On February 25, 2020, the Company issued a total of 5,000,000 restricted common shares to a third-party for outside consulting services with 1,666,666 shares vesting each month for three months. The Company will value the shares at each vesting period and recognize expense for the portion of the shares earned.

In January and March 2020, holders of the Company’s December 2015 Notes elected to convert principal of $10,000 and $7,500 of accrued interest due on the December 2015 Notes into a total of 7,000,000 common shares.

In November 2018, the Company issued 8,000,000 restricted common shares for payment of accounts payable of $117,600.

In November 2018, we issued 2,500,000 restricted common shares in consideration for the modification of the existing short-term convertible notes.

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

As of December 31, 2018, the Company previously issued a total of 100,000 restricted common shares to a member of its advisory committee (“Advisor”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $13,750 and $1,250 under general and administrative expenses in the consolidated Statements of Operations for the years ended December 31, 2018 and 2017, respectively, with $0 remaining to be amortized. As of December 31, 2018, the Advisor had vested in 100,000 shares with 0 shares remaining to vest.

As of December 31, 2018, the Company issued a total of 700,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $135,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant8 to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $0 and $13,750 for the years ended December 31, 2019 and 2018 respectively, with $0 remaining to be amortized, under general and administrative expenses in the accompanying consolidated Statements of Operations. As of December 31, 2018, the Advisors had vested in all 700,000 shares.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of our business during the next twelve months.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

Our independent registered accounting firm has added an explanatory paragraph to their Report of Independent Registered Public Accounting Firm issued in connection with our consolidated financial statements. We had an accumulated deficit of approximately $16,076,000 and $13,001,000 at December 31, 2019 and 2018, respectively, had a working capital deficit of $2,514,000 and $3,844,000 at December 31, 2019 and 2018, respectively, had a net loss of approximately $3,075,000 and $2,620,000 for the years ended December 31, 2019 and 2018, respectively, and net cash used in operating activities of approximately $144,000 and $286,000 for the years ended December 31, 2019 and 2018, respectively.

While we are attempting to expand operations and increase revenues, our cash position may not be significant enough to support our daily operations. We intend to raise additional funds by way of a public or private offering. We believe that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, there can be no assurances to that effect or on terms acceptable to us. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues. Our current burn rate to maintain the minimal level of operations for us to be in a position to execute our business plan upon funding is anticipated to be no greater than $25,000 per month in cash and Joseph Segelman, our President and CEO, has agreed to underwrite these costs until the offering described in this filing is completed and we are then able to begin execution of our business plan. In addition, until the offering described in this filing is completed, we will continue to defer and accrue salaries and thus will not require cash to make payments under employment agreements.

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

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the years ended December 31, 2019 and 2018, the Company recorded retail sales of $0 and $623,514 ($28,348 from continuing operations and $595,166 from discontinued operations), respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the years ended December 31, 2019 and 2018, the Company recorded wholesale sales of $143,322 ($143,322 from continuing operations and $0 from discontinued operations) and $63,976 ($0 from continuing operations and $63,976 from discontinued operations), respectively.

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

Accounts Receivable

We record trade receivables when revenue is recognized. When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. At December 31, 2019 and 2018, we had no allowance for doubtful accounts. For the years ended December 31, 2019 and 2018, there were no accounts written-off.

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

Impairment of Long-lived Assets and Goodwill

We evaluate goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit containing goodwill is less than it’s carrying amount.  The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than it’s carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

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

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2019 and 2018, the fair value of inventory, accrued compensation - related party, and advance from shareholder approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Convertible Note Payable

September 2019 Securities Purchase Agreement

On September 29, 2019 (“Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance of up to $125,000 aggregate principal amount of convertible promissory notes (the “Notes”) with Alpha Capital, Brio Capital, and Crossover Capital. As of December 31, 2019, $70,020 was loaned, in aggregate, by the investors.

The Notes mature on September 29, 2020, and provide for interest to accrue at a rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Notes. At any time after the Issue Date, the holder of a Note, at its option, may convert the outstanding principal balance and accrued interest into shares of Common Stock of the Company. The conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.0025 per share, as amended on December 31, 2019, subject to adjustment as provided therein. The Notes, for example, are subject to adjustment upon certain events such as stock splits and if the Company issues any securities with more favorable terms than are described in the Notes, the holder of a Note, may, at the holder’s option, become a part of the more favorable transaction documents. Each Note also contains a prepayment penalty of 125% of the amount outstanding under the Note. The holder of a Note does not have the right to convert any portion of their Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise (the “Beneficial Ownership Limitation”). The Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holder of a Note may be entitled to take various actions, which may include the acceleration of amounts due under such Note and accrual of interest.

The Purchase Agreement includes additional purchaser rights and Company obligations including obligations on the Company to satisfy the current public information requirements under SEC Rule 144(c), to reserve a sufficient number of shares underlying the Notes, and other customary representations and warranties.

January and February 2018 Securities Purchase Agreement

In January and February 2018, the Company entered into Securities Purchase Agreements with respect to the sale and issuance to Crossover Capital Fund II, LLC (“Crossover”) totaling (i) 833,332 shares of the Company’s Common Stock; (ii) 3,000,000 redeemable shares, (iii) $294,000 aggregate principal amount of a convertible promissory note and (iv) Common Stock Purchase Warrants to purchase up to an aggregate of 1,960,000 shares of the Company’s common stock for aggregate consideration of $255,000 cash. The January and February 2018 Convertible Notes mature on March 31, 2020, as amended on December 31, 2019, and provide for interest to accrue at an interest rate equal to 18% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the January and February 2018 Convertible Notes. If the January and February 2018 Convertible Notes are prepaid on or prior to the maturity date, all of the Redeemable Shares shall be returned to the treasury shares of the Company, without any payment by the Company for the Redeemable Shares. Further, if the Company prepays a portion of the Note, but not the entire Note, on or before the maturity date, a pro rata portion of the Redeemable Shares shall be returned to the Company’s treasury in proportion to the prepayment amount as it relates to the entire January and February 2018 Convertible Notes balance. There is also a one-time interest charge of 10% due at maturity. The conversion price in effect on the January and February 2018 Convertible Notes is $0.0025 per share, as amended on December 31, 2019.

November 2017 Securities Purchase Agreement

We entered into a Securities Purchase Agreement with respect to the sale and issuance to certain institutional investors Alpha and Brio of up to (i) 833,354 shares of our common stock, (ii) $287,502 aggregate principal amount of secured convertible notes and (iii) common stock purchase warrants to purchase up to an aggregate of 3,593,776 shares of our common stock as defined in the Securities Purchase Agreement.   The aggregate cash subscription amount received by us from the purchasers for the issuance of the incentive shares, notes and warrants was approximately $250,005, which was issued at a $37,497 original issue discount from the face value of the note. The notes mature on March 31, 2020, as amended on December 31, 2019, and provide for interest to accrue at an interest rate equal to 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Convertible Notes. The conversion price in effect on the November 2017 Convertible Notes is $0.0025 per share, as amended on December 31, 2019.

November 2016 Securities Purchase Agreement

As of December 31, 2016, the Purchasers of the December 2015 Securities Purchase Agreement previously exercised their right under Section 2.4 of the Purchase Agreement, in order to enter into a Subsequent Closing, as that term is defined in the Purchase Agreement, under the same terms as are included in the Purchase Agreement. The November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants were issued on November 10, 2016. November 2016 Purchasers received (i) November 2016 Incentive Shares at the rate of 2.8986 November 2016 Incentive Shares for each $1.00 of November 2016 Note principal issued to such November 2016 Purchaser; (ii) a November 2016 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s November 2016 Note; and (iii) November 2016 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s November 2016 Note principal amount divided by $0.12 (“November 2016 Purchaser Conversion Price”), the conversion price in effect on the November 2016 Initial Closing Date is $0.0025, as amended on December 31, 2019. The aggregate cash subscription amount received by the Company from the purchasers for the issuance of the November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants was approximately $244,945 which was issued at a $42,557 original issue discount from the face value of the November 2016 Note. The notes mature on March 31, 2020, as amended on December 31, 2019, and provide for interest to accrue at an interest rate equal to 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the November 2016 Notes.

December 2015 Securities Purchase Agreement

As of December 31, 2016, we entered into a Securities Purchase Agreement (the “December 2015 Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha and Brio (collectively “December 2015 Purchasers”) of up to (i) 2,500,000 shares of our Common Stock (the “December 2015 Incentive Shares”); (ii) $862,500 aggregate principal amount of Secured Convertible Notes (the “December 2015 Notes”) and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 10,781,250, as amended, shares of our Common Stock (the “December 2015 Warrants”).  The December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants were issued on December 23, 2015 (the “December 2015 Original Issue Date”). December 2015 Purchasers received (i) December 2015 Incentive Shares at the rate of 2.8986 December 2015 Incentive Shares for each $1.00 of December 2015 Note principal issued to such December 2015 Purchaser; (ii) a December 2015 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s December 2015 Note; and (iii) December 2015 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s December 2015 Note principal amount divided by $0.12 (“December 2015 Purchaser Conversion Price”), the conversion price in effect on the December 2015 Initial Closing Date, with a per share exercise price equal to $0.15, subject to adjustment. The aggregate cash subscription amount received by us from the purchasers for the issuance of the December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants was approximately $724,500 (the “Subscription Amount”) which was issued at a $138,000 original issue discount from the face value of the December 2015 Note. The notes mature on March 31, 2020, as amended on December 31, 2019, and provide for interest to accrue at an interest rate equal to 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the December 2015 Notes.

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

As a result of the failure to timely file our 2016 Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the three-month period ended March 31, 2017, the November 2016 and December 2015 Notes were in default. On May 30, 2017, the Company entered into a Second Consent, Waiver and Modification Agreement with certain purchasers of convertible promissory notes (the “Notes”) pursuant to securities purchase agreements dated December 23, 2015 and November 10, 2016, which were amended pursuant to a Consent, Waiver and Modification Agreement dated October 13, 2016. The waivers contained in the Agreement were related to a waiver of the right to participate in additional offerings by the Company, allowing shares of the Company’s common stock to be issued pursuant to a private offering at a price of not less than $0.08 per share as well as warrants exercisable for a period of five years at $0.15 per share, as amended on November 16, 2017, adjusting the conversion price of the Notes issued to the purchasers to $0.08 per share, extending the maturity date of the December 23, 2015 convertible promissory notes to December 31, 2018, as amended on November 16, 2017and waiving default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-K for the year ended December 31, 2016 and the Form 10-Q for the three month period ended March 31, 2017. Based on ASC 470-50-40, Extinguishments of Debt, the Company recognized $691,371 as an extinguishment of debt under Other (income) expense in the accompanying consolidated Statements of Operations for the year ended December 31, 2017. The extinguishment of debt is comprised of changes in the fair value of warrant and derivative liabilities due to the amendment of the notes that were measured immediately prior to and subsequent to the amendment that resulted in extinguishment loss of $176,022 for the December 2015 Purchaser Warrants, $75,648 for the November 2016 Purchaser Warrants, $183,250 for the December 2015 Purchaser Conversion Shares, and $41,842 for the November 2016 Purchaser Conversion Shares, as well as $178,409 for the unamortized debt discount associated with the November 2016 Notes and $36,200 for the unamortized debt discount associated with the December 2015 Notes.

In January and March 2020, holders of the Company’s December 2015 Notes elected to convert principal of $10,000 and $7,500 of accrued interest due on the December 2015 Notes into a total of 7,000,000 common shares.

Note Payable

On June 30, 2017, we entered into a Loan Agreement, a Secured Promissory Note (“Note”) and a personal guarantee with respect to the funding by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. Until December 31, 2018, we have the ability to request quarterly advances of up to the lesser of (i) $250,000 or (ii) one sixth (1/6) of the revenue reported in the Form 10-Q or 10-K for the previous calendar quarter or previous fiscal year, whichever is most recent, provided that such revenue generated a profit of at least 10 percent (10%). The investors may advance the funds in their absolute discretion. In June 2017, the Company was advanced $125,005. The Note shall become due and payable 18 months from each advance date. We must make payments to the investors in an amount of $350, including interest at 10% per annum, every business day from the date of the first advance, which shall be increased proportionately upon each advance. The Note is secured with our assets pursuant to a security agreement dated December 23, 2015. In addition, our CEO has personally guaranteed the Note. As additional consideration for the loan, the investors received 1,500,000 shares of restricted common stock, in aggregate, valued at $105,000 (based on our stock price on the date of grant) along with $2,500 in cash for reimbursement of expenses incurred and recorded as debt issuance costs of $107,500. The note payable balance net of debt discount of $0 at December 31, 2019 was $98,187 with an availability of $880,000 on the Note. In January 2019, the Company paid a principal payment of $33,333 against the note.

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

During the year ended December 31, 2019, we received no advances from our CEO/director and incurred business expenses of $1,275,852 (comprised of operating expenses) and had repayments of $1,357,488. We have a balance owed to the related party of $1,165,171 and $1,246,805 at December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, we incurred $180,000 of deferred compensation related to the CEO/director’s employment agreement and $80,000 of deferred compensation related to the Secretary’s employment agreement. As of December 31, 2019 and 2018, accrued compensation – related party was $0 and $1,239,750, respectively. At December 31, 2019, the CEO and Secretary forgave all deferred compensation totaling $1,499,750 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets.

Employment Agreements

We previously had a consulting agreement with our CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either us or CEO giving two months notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If we terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $180,000 and $180,000 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, the CEO forgave all deferred compensation totaling $1,012,750 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets. In addition, we incurred employee benefits on behalf of the CEO totaling approximately $21,080 and $9,862 for the years ended December 31, 2019 and 2018, respectively. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

We previously had a consulting agreement with our secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two months notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If we terminate the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $80,000 and $80,000 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, the Secretary forgave all deferred compensation totaling $487,000 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets. In addition, we incurred employee benefits on behalf of the Secretary totaling approximately $2,433 and $7,870 for the years ended December 31, 2019 and 2018, respectively. Employee benefits include use of a car and car insurance.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 12, 2019, the Company dismissed Benjamin & Young LLP CPA (“B&Y”) as its independent registered accounting firm and engaged Benjamin & Ko (“B&K”) as its new independent registered accounting firm for the fiscal year ended December 31, 2018 to replace Hall. The decision to change auditors was approved by the Company’s board of directors.

Since B&Y’s appointment as our independent registered accounting firm on October 8, 2018 and through December 12, 2019, which included its audits of our financial statements and reviews of Forms 10-K for the year ended December 31, 2018, and reviews of the Form 10-Q for the periods ended September 30, 2019, June 30, 2019, and March 31, 2019, there were (i) no disagreements between the Company and B&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of B&Y, would have caused B&Y to make reference thereto in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K. The report of B&Y on the Company’s consolidated financial statements for the year ended December 31, 2018 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports contained a modification to the effect that there was substantial doubt as to the Company’s ability to continue as a going concern.

B&K did not prepare or provide any financial reports for any periods prior to the date of engagement, nor did it prepare or provide any financial reports for, or prior to the year ended December 31, 2018. Neither the Company, nor any person on behalf of the Company, consulted with B&K during the Company’s two most recent fiscal years or the subsequent interim period prior to the engagement of B&K and the dismissal of B&Y.

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

The remediation efforts set out herein will be implemented in the current 2020 fiscal year.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the year ended December 31, 2019 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ending December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title
Joseph Segelman	43	President, Chief Executive Officer and Director (“CEO”)
Chaya Segelman	40	Secretary and Director

Joseph Segelman has served as our President and Chief Executive Officer and a member of our board of directors since December 2014. During the five-year period prior to December 2014, Mr. Segelman served as the Chief Executive Officer and Managing Director of UWI Holdings Corporation (previously known as Australian Sapphire Corporation), Shefa Mining Corporation and Spencer Lloyd & Associates. He is an experienced marketing and operations professional with over 17 years of experience in logistics and marketing and extensive experience in the Australian mining and gem industry. He is currently director of Australian Sapphire Corporation and Spencer Lloyd & Associates. He is also a director & board Member of OBK (a Sydney based charity), and a Captain (Chaplain) in the Australian Army reserves. Mr. Segelman is the author of “Take Action: Successful Australians Share their Secrets”, (Lothian Books, 2004).

Chaya Segelman has served as our Secretary and a member of our board of directors since December 2014. During the five-year period prior to December 2014, Mrs. Segelman served as the secretary and head of operations and a member of the board of directors of UWI Holdings Corporation (previously known as Australian Sapphire Corporation), Shefa Mining Corporation and Spencer Lloyd & Associates. She has over 15 years of company administration experience.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($) (1)
Joseph Segelman,	2019	180,000	0	0	0	0	0	$21,080	$201,080
CEO	2018	180,000	0	0	0	0	0	$9,862	$189,862
	2017	180,000	0	270,000	0	0	0	$16,738	$466,738

Chaya Segelman,	2019	80,000	0	0	0	0	0	$2,433	$82,433
Secretary	2018	80,000	0	0	0	0	0	$7,870	$87,870
	2017	80,000	0	0	0	0	0	$7,179	$87,179

(1)	amounts are deferred and have not been paid.

Other than as disclosed below, there are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the years ended December 31, 2019 and 2018, except as described below in “Equity Compensation Plans and Other Benefit Plans” below.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options or restricted stock units during the years ended December 31, 2019 and 2018.

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

In connection with his employment agreement, CEO was granted options to purchase 10,000,000 shares of our common stock in accordance with a share option agreement pursuant to the Company’s 2015 Incentive Equity Plan, which is described below. The share option agreement provides, among other things, that CEO’s options shall vest monthly over a two-year period commencing on April 1, 2015. This award is also subject to accelerated vesting in certain circumstances, including in connection with certain terminations or the achievement of specified performance milestones including the successful offer and sale of all of the shares of common stock being offered by the Company pursuant to this filing.

Due to Related Party

During the year ended December 31, 2019, we received no advances from our CEO/director and incurred business expenses of $1,275,852 (comprised of operating expenses) and had repayments of $1,357,488. We have a balance owed to the related party of $1,165,171 and $1,246,805 at December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, we incurred $180,000 of deferred compensation related to the CEO/director’s employment agreement and $80,000 of deferred compensation related to the Secretary’s employment agreement. As of December 31, 2019 and 2018, accrued compensation – related party was $0 and $1,239,750, respectively. At December 31, 2019, the CEO and Secretary forgave all deferred compensation totaling $1,499,750 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets.

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

Equity Compensation Plans and Other Benefit Plans

Other than as described below, the Company does not currently have any equity compensation plans and there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

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

Share Reserve. Under the 2015 Plan, an aggregate of 20,000,000 shares (with 9,026,800 shares remaining to be issued) of our common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. To the extent that an award terminates, expires or lapses for any reason or an award is settled in cash without the delivery of shares, any shares subject to the award at such time will be available for future grants under the 2015 Plan. At December 31, 2016, options to purchase 10,000,000 shares of our common stock have been issued under the 2015 Plan to Joseph Segelman, our President and CEO, see “Executive Compensation - Agreements with Executive Officers” in this filing.

In April 2018, the Company issued a total of 98,000 restricted common shares to its employees, valued at $7,742 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

As of December 31, 2018, the Company issued a total of 700,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $135,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant8 to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $0 and $13,750 for the years ended December 31, 2019 and 2018 respectively, with $0 remaining to be amortized, under general and administrative expenses in the accompanying consolidated Statements of Operations. As of December 31, 2019, the Advisors had vested in all 700,000 shares.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers for our year ended December 31, 2019:

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

Name and Address (2)	Amount of Beneficial Ownership		Percent of Class (1)

Segelman Family Trust (3)	22,500,000		21.8%
Joseph Segelman (4)	10,000,000		9.7%

All Officers and Directors as a Group (2 Persons)	32,500,000	(11)	31.5%

Australian Sapphire Corporation (5)	5,000,000		4.8%
Coordinates Collection (6)	5,500,000		5.3%
Alpha Capital Anstalt (7)	10,316,914		9.99%
Brio Capital Master Fund Ltd. (8)	10,316,914		9.99%
Ashikian Jewelry Group, LLC (9)	14,005,000		13.6%
Crossover Capital Fund LLC (10)	10,316,914		9.99%

44

_________________

(1)	Based on 103,272,408 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Unless otherwise noted, the address of each beneficial owner is c/o Reign Resources Corp., 9465 Wilshire Boulevard, Beverly Hills, CA 90212.

(3)	Currently held by the Segelman Family Trust.

(4)	Includes 10,000,000 shares of authorized but unissued common stock, at an exercise price of $0.005 per share that Mr. Segelman has the right to acquire upon exercise of options granted under the Company’s 2015 Equity Incentive Plan as described in “Executive Compensation - Agreements with Executive Officers” elsewhere in this filing. The shares subject to such options have been included since the options are currently exercisable or exercisable within 60 days of the date of this filing and thus are deemed to be currently outstanding and beneficially owned by Mr. Segelman as the holder of the options.

(5)	Mr. Joseph Segelman is the owner of all of the outstanding shares of Australian Sapphire Corporation and thus has beneficial ownership and voting and dispositive power over all of the common shares of the Company owned of record by Australian Sapphire Corporation, which shares are not included in the number of shares identified as being beneficially owned by Mr. Segelman in his individual capacity elsewhere in the table.

(6)	Coordinates Collection, Inc. is owned by FD9 Group, B.V. The address for Coordinates Collection, Inc. is 1933 S. Broadway, Los Angeles, CA 90007.

(7)	Consists of: (i) 716,677 common shares; and (ii) convertible notes in the total amount of $24,000 and warrants to purchase common shares that are convertible and/or exercisable into 9,600,237 common shares as of the date of this filing. However, Alpha Capital Anstaldt (“Alpha”) is contractually limited to beneficial ownership of our common shares not to exceed 9.99% and this limitation has been taken into account in calculating the number of shares shown in the table for Alpha. Subject to certain conditions, Alpha holds an additional investment right to purchase additional common shares, convertible notes and warrants. See “Description of Securities—Convertible Securities” in this filing. The stockholder has advised us that voting and dispositive power of all of the common shares of the Company owned of record by the stockholder is held by Konrad Ackermann and Dr. Nicola Feuerstein, who are members of the board of directors of Alpha. The business address of Alpha is Lettstrasse 32, 9490 Vaduz, Lichtenstein.

(8)	Consists of: (i) 300,000 common shares; and (ii) convertible notes in the total amount of $25,042 and warrants to purchase common shares that are convertible and/or exercisable into 9,600,237 common shares as of the date of this filing. However, Brio Capital Master Fund Ltd. (“Brio”) is contractually limited to beneficial ownership of our common shares not to exceed 9.99% and this limitation has been taken into account in calculating the number of shares shown in the table for Brio. Brio holds an additional investment right to purchase additional common shares, convertible notes and warrants. See “Description of Securities—Convertible Securities” in this filing. The stockholder has advised us that voting and dispositive power of all of the common shares of the Company owned of record by the stockholder is held by Shaye Hirsch, who is a director of Brio. The business address of Brio is 100 Merrick Road, Suite 401W, Rockville Center NY 11570.

(9)	Includes 6,000,000 shares owned of record by Ashikian Jewelry Group LLC and 8,005,000 shares owned of record by Michael Ashikian. The address for Ashikian Jewelry Group LLC is 716 S. Olive St., Los Angeles, CA 90014.

(10)	Consists of: (i) 3,166,666 common shares; and (ii) convertible notes in the total amount of $17,875 and warrants to purchase common shares that are convertible and/or exercisable into 7,150,248 common shares as of the date of this filing. However, Crossover Capital Fund LLC (“Crossover”) is contractually limited to beneficial ownership of our common shares not to exceed 9.99% and this limitation has been taken into account in calculating the number of shares shown in the table for Crossover. Subject to certain conditions, Crossover holds an additional investment right to purchase additional common shares, convertible notes and warrants. See “Description of Securities—Convertible Securities” in this filing. The address for Crossover Capital Fund LLC is 365 Ericksen Ave., #315, Bainsbridge Island, WA 98110.

(11)	Does not include 5,000,000 shares owned of record by Australian Sapphire Corporation, which are owned beneficially and of record by Mr. Joseph Segelman and as to which Mr. Segelman exercises sole voting and dispositive power. See Note 5 above. Also does include 10,000,000 shares of authorized but unissued common stock that Mr. Segelman has the right to acquire in the future as described in Note 4 above.

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

As of December 31, 2018, the Company issued a total of 700,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $135,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant8 to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $0 and $13,750 for the years ended December 31, 2019 and 2018, respectively, with $0 remaining to be amortized, under general and administrative expenses in the accompanying consolidated Statements of Operations. As of December 31, 2018, the Advisors had vested in all 700,000 shares.

As of December 31, 2017, we previously granted to our CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The Black-Scholes option-pricing model used the following weighted average assumptions as of December 31, 2016: (i) no dividend yield for each year, (ii) volatility of 35.6 percent, (iii) risk-free interest rate of 1.87 percent, (iv) stock price of $0.25, (v) exercise price of $0.005, and (vi) expected life of 6.0. The options will vest 50% on the first anniversary of the Grant Date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the grant date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by us from the grant date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of our common stock subject to the Option shall fully vest if we shall successfully sell all of the shares of our common stock included in the primary offering of such common stock by us pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the Grant Date. The First Year Vest options will amortize to expense over a 12-month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24-month period beginning May 2015 through April 2017. The Company recognized expense of $40,417 for the year ended December 31, 2017 within stock-based compensation in the accompanying consolidated Statement of Operations with no amounts remaining to be recognized. The options were valued using the Black-Scholes value option pricing model with the following inputs: volatility of 35.6%; risk-free interest rate of 1.87%; expected term of 6 years; and 0% dividend yield. As of December 31, 2017, all 10,000,000 of the options to purchase our common stock have vested.

The following represents a summary of the Equity Compensation grants and options awards outstanding at December 31, 2019 and changes during the years then ended:

2019
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,000,000	$0.005	9,224,800
Equity compensation plans not approved by security holders	0	$-	-
Total	10,000,000	$0.005	9,224,800

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

Consulting Agreements

At December 31, 2019, the CEO forgave all deferred compensation totaling $1,012,750 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets. Such consulting agreement was terminated by mutual agreement of the parties and superseded by the employment agreement described in “Executive Compensation - Agreements with Executive Officers”. Deferred compensation includes $798,750 related to the employment agreement and $214,000 related to the consulting agreement.

At December 31, 2019, the Secretary forgave all deferred compensation totaling $487,000 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets. Such consulting agreement was terminated by mutual agreement of the parties as of March 31, 2015 and superseded by the employment agreement described in “Executive Compensation - Agreements with Executive Officers”. Deferred compensation includes $373,333 related to the employment agreement and $113,667 related to the consulting agreement.

CEO and Secretary are married to one another.

Loan and Advances

Due to Related Party

During the year ended December 31, 2019, we received no advances from our CEO/director and incurred business expenses of $1,275,852 (comprised of operating expenses) and had repayments of $1,357,488. We have a balance owed to the related party of $1,165,171 and $1,246,805 at December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, we incurred $180,000 of deferred compensation related to the CEO/director’s employment agreement and $80,000 of deferred compensation related to the Secretary’s employment agreement. As of December 31, 2019 and 2018, accrued compensation – related party was $0 and $1,239,750, respectively. At December 31, 2019, the CEO and Secretary forgave all deferred compensation totaling $1,499,750 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal period for the audit of our annual financial statements and services normally provided by the independent registered public accounting firm for this fiscal period were as follows:

	FY 2019	FY 2018
Audit Fees	$33,000	$71,000
Total Fees	$33,000	$71,000

In the above table, "audit fees" are fees billed by our external auditor for services provided in auditing our annual financial statements for the subject year. The fees set forth on the foregoing table relate to the audit as of and for the years ended December 31, 2019 which was performed by Benjamin & Ko, and December 31, 2018, which was performed by Benjamin & Young, LLP. All of the services described above were approved in advance by the Board of Directors or the Company's Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report:

1.	Financial Statements. The following consolidated financial statements of the Company are included below:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2019 and 2018.

Consolidated Statement of Operations for the Years ended December 31, 2019 and 2018.

Consolidated Statements of Shareholders’ Deficit for the Years ended December 31, 2019 and 2018.

Consolidated Statements of Cash Flows for the Years ended December 31, 2019 and 2018.

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

10.2*+	Employment Agreement, dated April 1, 2015, between the Registrant and Joseph Segelman (Filed as Exhibit 10.2 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.3*+	Employment Agreement, dated April 1, 2015, between the Registrant and Chaya Segelman (Filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.4*+	2015 Equity Incentive Plan, as amended and currently in effect (Filed as Exhibit 10.8 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.5*+	Share Option Agreement, dated May 1, 2015, between the Registrant and Joseph Segelman (Filed as Exhibit 10.5 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.6*	Securities Purchase Agreement dated as of December 23, 2015 by and among the Registrant and the Purchasers defined and identified therein (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.7*	Form of Secured Convertible Note issued under the Securities Purchase Agreement included as Exhibit 10.6 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.8*	Security Agreement dated as December 23, 2015 by and among the Company and the Collateral Agent and Secured Parties defined and identified therein. (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.9*	Corporate Guaranty dated as December 23, 2015 entered into by Australian Sapphire Corporation as guarantor for the benefit of the Collateral Agent and the Lenders defined and identified therein. (Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.10*	Guarantor Security Agreement dated as December 23, 2015 by and among Australian Sapphire Corporation as guarantor and the Collateral Agent and Secured Parties defined and identified therein delivered in connection with the Corporate Guaranty included as Exhibit 10.9. (Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.11*	Personal Guaranty dated as December 23, 2015 entered into by Joseph Segelman as guarantor for the benefit of the Collateral Agent and the Lenders defined and identified therein. (Filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.12*	Form of Common Stock Purchase Warrant issued under the Securities Purchase Agreement included as Exhibit 10.6 (Filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.13*	Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.14*	Assignment and Assumption Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.15*	Bill of Sale under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.16*	Confidentiality and Proprietary Rights Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.17*	Intellectual Property Assignment Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.18*	Securities Purchase Agreement dated as of November 10, 2016 by and among the Registrant and the Purchasers defined and identified therein (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

10.19*	Form of Secured Convertible Note issued under the Securities Purchase Agreement included as Exhibit 10.1 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

10.20*	Form of Common Stock Purchase Warrant issued under the Securities Purchase Agreement included as Exhibit 10.1 (Filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

23.1	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Reign Resources’ Annual Report on Form 10-K for the year ended December 31, 2016 are formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Shareholders’ Deficit, (iv) the Statements of Cash Flow, and (v) Notes to Financial Statements.
*	Previously filed.
+	Management contract or compensatory plan

All references to Registrant’s Forms 8-K, 10-K and 10-Q include reference to File No. 333-204486

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Reign Resources Corporation a Delaware corporation

Dated: March 30, 2020	By:	/s/ Joseph Segelman
Joseph Segelman
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

REIGN RESOURCES CORPORATION

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Of Reign Sapphire Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Blow & Drive Interlock Corporation (the “Company”) as of December 31, 2019 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Benjamin & Ko

We served as the Company’s Auditor since 2019

Santa Ana, California

March 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Of Reign Sapphire Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Reign Sapphire Corporation (the “Company”) as of December 31, 2018 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Benjamin & Young, LLP

We served as the Company’s Auditor since 2018

Anaheim, California

March 30, 2020

REIGN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash	$500	$7,497
Inventory	588,110	723,595
Current assets of discontinued operations and assets held for sale	—	2,096
Total current assets	588,610	733,188

Equipment, net	3,110	15,530
Intangible assets, net	50,425	113,331
Total assets	$642,145	$862,049

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$10,483	$22,710
Due to related party	1,165,171	1,246,805
Accrued compensation - related party	—	1,239,750
Short term notes payable, less unamortized debt issuance cost of $0 and $27,750 at December 31, 2019 and 2018 respectively	98,187	103,770
Convertible notes payable	1,801,524	1,731,504
Other current liabilities	27,450	69,774
Current liabilities of discontinued operations and assets held for sale	—	162,978
Total current liabilities	3,102,815	4,577,291
Total liabilities	3,102,815	4,577,291

Commitment and contingencies

Shareholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 1 and 1 share issued and outstanding at December 31, 2019 and 2018 respectively	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized; 81,272,408 and 81,272,408 shares issued and outstanding at December 31, 2019 and 2018 respectively	8,128	8,128
Additional paid-in-capital	13,607,161	9,277,899
Accumulated deficit	(16,075,959)	(13,001,269)
Total stockholders' deficit	(2,460,670)	(3,715,242)
Total liabilities and stockholders' deficit	642,145	862,049

See accompanying notes to consolidated financial statements

REIGN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018

Net revenues	$143,322	$28,348
Cost of sales	35,665	9,712
Gross profit	107,657	18,636

Operating expenses:
Advertising and marketing expenses	11,831	45,949
Stock based compensation - related party	—	114,978
General and administrative	613,784	862,412
Total Operating expenses	625,615	1,023,339
Loss from operations	(517,958)	(1,004,703)

Other (income) expenses:
Change in fair value of derivative liabilities	—	(530,838)
Extinguishment of debt	—	535,039
Modification of debt	2,739,847	—
Impairment of long term assets	—	942,736
Interest expense	55,200	352,837
Total other expense, net	2,795,047	1,299,774

Loss before income taxes and discontinued operations	(3,313,005)	(2,304,477)
Income taxes	—	800
Loss from continuing operations	(3,313,005)	(2,305,277)
Discontinued operations	—	(314,997)
Gain on disposal of discontinued operations	238,315	—

Net loss	$(3,074,690)	$(2,620,274)

Net loss per share from continuing operations, basic and diluted	$(0.04)	$(0.04)
Net loss per share from discontinued operations, basic and diluted	(0.00)	(0.00)
Net loss per share total, basic and diluted	$(0.04)	$(0.04)

Weighted average number of shares outstanding
Basic and diluted	81,272,408	65,069,763

See accompanying notes to consolidated financial statements

REIGN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance as of January 1, 2018	1	$—	53,276,676	$5,328	$8,281,793	$(10,380,995)	$(2,093,874)
Shares issued to advisory board for services	—	—	100,000	0	2,380	—	2,390
Redeemable shares issued in conjunction with note payable	—	—	3,000,000	300	103,260	—	103,560
Issuance of common stock and warrants with short-term convertible notes	—	—	833,332	83	65,423	—	65,506
Shares issues in conjunction with modification of note payable	—	—	4,895,650	490	327,432	—	327,922
Shares issued in conjunction with note payable	—	—	600,000	60	55,440	—	55,500
Shares issued for services	—	—	5,468,750	547	229,974	—	230,521
Shares issued for payment of accounts payable	—	—	13,000,000	1,300	204,465	—	205,765
Shares issued to employees for compensation	—	—	98,000	10	7,732	—	7,742
Net loss			—	—	—	(2,620,274)	(2,620,274)
Balance as of December 31, 2018	1	$—	81,272,408	$8,128	9,277,899	$(13,001,269)	$(3,715,242)
Loss on modification of debt	—	—	—	—	2,739,847	—	2,739,847
Extinguishment of debt of founders	—	—	—	—	1,589,415	—	1,589,415
Net loss	—	—	—	—	—	(3,074,690)	(3,074,690)
Balance as of December 31, 2019	1	$0	81,272,408	$8,128	13,607,161	$(16,075,959)	$(2,460,670)

See accompanying notes to consolidated financial statements

REIGN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2019	2018
Cash flows from operation activities:
Net loss	$(3,074,690)	$(2,620,274)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation issued to employees	—	7,742
Stock based compensation - related party	—	2,390
Depreciation expense	12,420	12,698
Amortization expense	62,906	234,688
Gain on disposal of discontinued operations	(260,883)	—
Accretion of debt discount	27,750	340,216
Change in derivative liabilities	—	(530,838)
Loss on modification of debt	2,739,847	—
Loss on extinguishment of debt	—	535,039
Amortization of stock issued for future services	—	13,750
Estimated fair market value of stock issued for services	—	230,521
Impairment of long-term assets	—	942,736
Changes in operating assets and liabilities:
Accounts receivable	—	7,634
Inventory	135,485	2,545
Prepaid expenses	—	1,336
Accounts payable	(12,227)	(138,805)
Due to related party	(81,634	525,371
Accrued compensation - related party	260,000	203,750
Deferred revenue	—	(59,478)
Estimated fair value of contingent payments, net	—	(8,932)
Other current liabilities	47,342	11,799
Net cash used in operating activities	(143,684)	(286,112)

Cash flow from investing activities:
Acquisition of intangible assets	—	(5,502)
Purchases of computer equipment	—	(2,950)
Proceed from sale of business	100,000	—
Net cash provided by (used in) investing activities	100,000	(8,452)

Cash flows from financing activities:
Proceeds from short-term convertible notes, net of debt issuance costs	70,020	250,000
Proceeds from short-term notes, net of debt issuance costs		155,020
Repayments of short term notes	(33,333)	(112,551)
Net cash provided by financing activities	36,687	292,469

Net decrease in cash	(6,997)	(2,095)

Cash at beginning of period	7,497	9,592
Cash at end of period	$500	$7,497

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Extinguishment of debt of founders	$1,589,415	—
Common stock issued for payment of accounts payable	$—	205,765
Common stock and warrants issued in conjunction with convertible notes payable	$—	169,066
Common stock issued to third party in conjunction with debt issuance	$—	55,500
Warrants issued to third party in conjunction with convertible notes payable	$—	36,739
Debt issuance costs in conjunction with convertible notes payable	$—	44,000
Deferred interest payable issued in conjunction with convertible notes payable	$—	29,400
Reclassification of common stock payable to equity for shares issued	$—	156,656

See accompanying notes to consolidated financial statements

REIGN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

Reign Resources – Continuing Operations:

Reign Resources Corporation was established on December 15, 2014 in the State of Delaware as a vertically integrated “source to retail” model for sapphires – rough sapphires to finished jewelry; a color gemstone brand; and a jewelry brand featuring Australian sapphires. The Company acquired its Coordinates Collection and Le Bloc brands and the assets related to the production and sale of it on December 1, 2016.

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

Coordinates Collection – Discontinued Operations:

On December 1, 2016, substantially all of the operating assets of Coordinates Collection, Inc. (“CCI” or “Coordinates Collection”) was acquired by Reign Resources Corporation (“RGNP” or the “Company”), (see “Acquisition of Assets Related to the Coordinates Collection Business”). RGNP is a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company. As part of the Acquisition, we created a wholly owned subsidiary, Reign Brands, Inc. (“Reign Brands”), which is a Delaware corporation, and shall act as the operating entity for the acquired CCI assets. The acquisition method of accounting was used to record assets acquired and liabilities assumed by successor. Such accounting generally results in increased amortization and depreciation reported in future periods. CCI's fixed assets and identifiable intangible assets acquired were recorded based upon their estimated fair values as of the closing date of the Acquisition.  The excess of purchase price over the value of the net assets acquired was recorded as goodwill.

On January 1, 2019, Reign Brands, Inc., a subsidiary of Reign Resources Corporation, entered into an Asset Purchase Agreement (the “Agreement”) with Co-Op Jewelers LLC (“Co-Op”), whereby Reign Brands, Inc. sold operating assets of Reign Brands, Inc., consisting of substantially all of the assets related to Coordinates Collection (“CCI”). On January 1, 2019 (the “Closing Date”), the parties executed the Asset Purchase Agreement and the final exhibits.

Upon the closing of the Agreement, Reign Brands, Inc. sold substantially all of the operating assets of the CCI business, consisting of fixed assets and intellectual property in exchange for an aggregate of $100,000 in cash. The Agreement contained customary closing conditions.

On November 13, 2019, the Company changed its corporate name to Reign Resources Corporation.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $16,076,000 and $13,001,000 at December 31, 2019 and 2018, respectively, had a working capital deficit of $2,514,000 and $3,844,000 at December 31, 2019 and 2018, respectively, had a net losses of approximately $3,075,000 and $2,620,000 for the years ended December 31, 2019 and 2018, and net cash used in operating activities of approximately $144,000 and $286,000 for the years ended December 31, 2019 and 2018, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were recorded of approximately $12,000 (from continuing operations) and $364,000 ($46,000 from continuing operations and $318,000 from discontinued operations) for the years ended December 31, 2019 and 2018, respectively.

Comprehensive Income

Comprehensive income is reported in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends). Generally, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. There are no items other than net loss affecting comprehensive loss for the years ended December 31, 2019 and 2018.

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

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the years ended December 31, 2019 and 2018, the Company recorded retail sales of $0 and $623,514 ($28,348 from continuing operations and $595,166 from discontinued operations), respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the years ended December 31, 2019 and 2018, the Company recorded wholesale sales of $143,322 ($143,322 from continuing operations) and $63,976 ($0 from continuing operations and $63,976 from discontinued operations), respectively.

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

Deferred revenue

Deferred revenue consists of customer orders paid in advance of the delivery of the order. Deferred revenue is classified as short-term as the typical order ships within approximately three weeks of placing the order. Deferred revenue is recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met. Deferred revenue totaling $0 and $21,977 as of December 31, 2019 and 2018, respectively, is included in current liabilities in the accompanying consolidated Balance Sheets.

Inventories

Reign Sapphire

Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. Inventory consists loose sapphire jewels, jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of December 31, 2019. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time.

CCI and Le Bloc

CCI and Le Bloc products are outsourced to a third party for manufacture, made to order, and when completed are shipped to the customer. The inventory for CCI and Le Bloc are considered immaterial as of December 31, 2019 and December 31, 2018.

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

Impairment of Long-lived Assets and Goodwill

We evaluate goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit containing goodwill is less than it’s carrying amount.  The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to it’s carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than it’s carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. There was an impairment charge of $0 and $481,947 for the years ended December 31, 2019 and 2018, respectively.

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There was an impairment charge of $0 and $460,789 for the years ended December 31, 2019 and 2018, respectively.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2019 and 2018, the fair value of cash, accounts receivable, accounts payable, accrued expenses, notes payable, and convertible debt approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. There were no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The warrant and the embedded derivative liabilities are recognized at fair value on a recurring basis at December 31, 2019 and are Level 3 measurements (see Note 8). There have been no transfers between levels.

The derivatives are evaluated under the hierarchy of ASC 480-10, ASC Paragraph 815-25-1 and ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of the Level 3 financial instruments was performed internally by the Company using Monte Carlo valuation method.

The following table summarize the Company’s fair value measurements by level at December 31, 2019 for the assets measured at fair value on a recurring basis:

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

The total number of potential additional dilutive securities outstanding for the years ended December 31, 2019 and 2018, was none since the Company had net losses and any additional potential common shares would have an anti-dilutive effect.

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

The Company had no customers that accounted for 10% or more of total revenues for the years ended December 31, 2019 and 2018. The Company had no customers that accounted for 10% or more of total accounts receivable at December 31, 2019 and 2018, respectively.

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

NOTE 4 – INVENTORY

Inventories consisted of the following as of:

	December 31,	December 31,
	2019	2018

Loose stones	$390,988	$526,473
Finished goods	134,145	134,145
Samples	62,977	62,977
	$588,110	$723,595

NOTE 5 – Equipment

Equipment consisted of the following as of:

		December 31,	December 31,
	Estimated Life	2019	2018

Office equipment	5 years	$5,481	$5,481
Computer equipment	3 years	40,171	40,171
Accumulated depreciation		(42,542)	(30,122)
		$3,110	$15,530

Depreciation expense was $12,420 and $12,698 for the years ended December 31, 2019 and 2018, and is classified in general and administrative expenses in the consolidated Statements of Operations.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net consisted of the following as of:

		December 31,	December 31,
	Estimated Life	2019	2018

Trademarks	3.3 – 4.5 years	$260,000	$260,000
Website	3 years	—	118,755
Acquired tradename	10 years	—	365,000
Acquired proprietary design	5 years	—	80,000
Acquired developed technology - website	3 years	—	117,500
Acquired developed technology – Ipad application	3 years	—	117,500
Accumulated amortization		(209,575)	(484,635)
Impairment		—	(460,789)
		$50,425	$133,331

		December 31,	December 31,
	Estimated Life	2019	2018

Goodwill	indefinite	$—	$481,947
Impairment		—	(481,947)
		$—	$—

Future amortization expense related to intangible assets are approximately as follows:

Total
2020	$37,819
2021	12,606
$50,425

Amortization expense was $62,906 and $234,688 for the years ended December 31, 2019 and 2018 and is classified in general and administrative expenses in the accompanying consolidated Statements of Operations. The reason for the impairment charge of $942,736 in the year ended December 31, 2018 is the result of the Company’s determination that cash flows from CCI may not be realized.

NOTE 7 – DUE TO RELATED PARTY

During the year ended December 31, 2019, we received no advances from our CEO/director and incurred business expenses of $1,275,852 (comprised of operating expenses) and had repayments of $1,357,488. We have a balance owed to the related party of $1,165,171 and $1,246,805 at December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, we incurred $180,000 of deferred compensation related to the CEO/director’s employment agreement and $80,000 of deferred compensation related to the Secretary’s employment agreement. As of December 31, 2019 and 2018, accrued compensation – related party was $0 and $1,239,750, respectively. At December 31, 2019, the CEO and Secretary forgave all deferred compensation totaling $1,499,750 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	December 31, 2019	December 31, 2018
September 2019 Notes, issued September 29, 2019, with a maturity date of September 29, 2020, with an interest rate of 15%.	$70,020	$—
January and February 2018 Notes, issued January 3, 2018 and February 16, 2018 respectively, with a maturity date of March 31, 2020 as amended, with an interest rate of 10%	294,000	294,000
November 2017 Notes, issued November 10, 2017, with a maturity date of March 31, 2020, as amended, bearing no interest, and secured by substantially all of the Company's assets and guarantees of payment by the Company's CEO, and Australian Sapphire Corporation("ASC"), a shareholder of the Company which is wholly-owned by the Company's CEO.	287,502	287,502
November 2016 Notes, issued November 10, 2016, with a maturity date of March 31, 2020, as amended, bearing no interest, and secured by substantially all of the Company's assets and guarantees of payment by the Company's CEO, and ASC.	287,502	287,502
December 2015 Notes, issued December 23, 2015, with a maturity date of March 31, 2020, as amended, bearing no interest, and secured by substantially all of the Company's assets and guarantees of payment by the Company's CEO, and ASC.	862,500	862,500
Total Convertible notes payable	1,801,524	1,731,504
Debt discount	—	—
Convertible notes payable, net of unamortized debt discount	$1,801,524	$1,731,504

The following represents a summary of the convertible debt terms at December 31, 2019:

	Amount of Notes	Debt Discount	Maturity Dates thru	Conversion price	Number of Warrants	Exercise Price	Warrants Exercisable thru

September 2019 Notes	$70,020	$—	9/29/2020	$0.0025	—	$0.15	—
January and February 2018 Notes	294,000	—	3/31/2020	$0.0025	1,960,000	$0.15	2/16/2023
November 2017 Notes	287,502	—	3/31/2020	$0.0025	3,593,776	$0.15	11/10/2022
November 2016 Notes	287,502	—	3/31/2020	$0.0025	3,593,776	$0.15	11/10/2022
December 2015 Notes	862,500	—	3/31/2020	$0.0025	10,781,250	$0.15	11/10/2022
Total	1,801,524	$—		$0.0025	19,928,802	$0.15

September 2019 Notes

On September 29, 2019 (“Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance of up to $125,000 aggregate principal amount of convertible promissory notes (the “Notes”) with Alpha Capital, Brio Capital, and Crossover Capital. As of December 31, 2019, $70,020 was loaned, in aggregate, by the investors.

The Notes mature on September 29, 2020, and provide for interest to accrue at a rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Notes. At any time after the Issue Date, the holder of a Note, at its option, may convert the outstanding principal balance and accrued interest into shares of Common Stock of the Company. The conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.0025 per share, as amended on December 31, 2019, subject to adjustment as provided therein. The Notes, for example, are subject to adjustment upon certain events such as stock splits and if the Company issues any securities with more favorable terms than are described in the Notes, the holder of a Note, may, at the holder’s option, become a part of the more favorable transaction documents. Each Note also contains a prepayment penalty of 125% of the amount outstanding under the Note. The holder of a Note does not have the right to convert any portion of their Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise (the “Beneficial Ownership Limitation”). The Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holder of a Note may be entitled to take various actions, which may include the acceleration of amounts due under such Note and accrual of interest.

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

The January and February 2018 Convertible Notes mature on March 31, 2020, as amended on December 31, 2019 and provide for interest to accrue at an interest rate equal to 10% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Convertible Notes. At any time after 180 days from the issue date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The conversion price for the principal and interest in connection with voluntary conversions by a holder of the Convertible Notes is $0.0025, as amended on December 31, 2019, subject to adjustment as provided therein, such as stock splits and stock dividends. There is also a one-time interest charge of 10% due at maturity.

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

Purchaser Conversion

The January and February 2018 Convertible Notes purchaser has the right at any time after 180 days after the issue date until the outstanding balance of the Note has been paid in full, to convert the outstanding principal balance and accrued interest into shares of common stock of the Company divided by the January and February 2018 Convertible Notes purchaser conversion price of $0.08, subject to potential future adjustments, such as stock splits and stock dividends. If the total outstanding balance of the November 2017 Note were convertible as of December 31, 2019, the November 2017 Note would have been convertible into 3,675,000 shares of our common stock. No derivative liability has been recorded as of September 30, 2018, as conversion was contingent. On the 180th day, the conversion feature will be a derivative and recorded as interest expense. Subsequent to September 30, 2018, the 180 day period has expired and the Company has determined the fair value of the derivative to be immaterial.

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

Volatility. The expected stock-price volatility assumption is based on volatilities of the guideline public companies that are comparable to Reign Resources.

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

The Company recorded debt discount accretion of $0 and $242,466 to interest expense in the consolidated Statements of Operations during the years ended December 31, 2019 and 2018 and has $0 of unamortized debt discount remaining as of December 31, 2018.

November 2017

On November 10, 2017, the Company entered into a Securities Purchase Agreement (the “November 2017 Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. (collectively “November 2017 Purchasers”) of up to (i) 833,354 shares of the Company’s Common Stock (the “November 2017 Incentive Shares”); (ii) $287,502 aggregate principal amount of Secured Convertible Notes (the “November 2017 Notes”) and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 3,593,776, shares of the Company’s Common Stock (the “November 2017 Warrants”). The November 2017 Incentive Shares, November 2017 Notes and November 2017 Warrants were issued on November 10, 2017 (the “November 2017 Original Issue Date”). November 2017 Purchasers received (i) November 2017 Incentive Shares at the rate of 2.8986 November 2017 Incentive Shares for each $1.00 of November 2017 Note principal issued to such November 2017 Purchaser; (ii) a November 2017 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s November 2017 Note; and (iii) November 2017 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s November 2017 Note principal amount divided by $0.08 (“Purchaser Conversion Price”), the conversion price in effect on the Initial Closing Date, with a per share exercise price equal to $0.0025, as amended on December 31, 2019, subject to adjustment. The aggregate cash subscription amount received by the Company from the purchasers for the issuance of the November 2017 Incentive Shares, November 2017 Notes and November 2017 Warrants was approximately $250,002 (the “Subscription Amount”) which was issued at a $37,500 original issue discount from the face value of the Note.

The November 2017 Notes mature on March 31, 2020, as amended on December 31, 2019, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the November 2017 Notes. At any time after the November 2017 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of our Common Stock. The conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.0025, as amended on December 31, 2019, , subject to adjustment as provided therein. Each November 2017 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each November 2017 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the November 2017 Note have the right to convert any portion of their November 2017 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The November 2017 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the November 2017 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the November 2017 Notes and accrual of interest as described above. The November 2017 Notes are collectively collateralized by substantially all of the Company’s assets and guarantees of payment of the November 2017 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the November 2017 Notes, subject to the terms of such guaranty agreements.

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

As of December 31, 2018 and 2017, the Optional Redemption was recorded as a derivative liability on the consolidated Balance Sheets using the “Black Scholes Merton Method” and “Monte Carlo Method” modeling, respectively, and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $6,375 and was re-measured at fair value to be $0 at December 31, 2018. During the years ended December 31, 2019 and 2018, the Company recorded a gain of $0 and $6,375, respectively, on Optional Redemption valuation.

Purchaser Conversion

The November 2017 Purchaser has the right at any time after the November 2017 Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“November 2017 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “November 2017 Conversion Amount”) divided by the November 2017 Purchaser Conversion Price of $0.08, subject to potential future adjustments described below. If the total outstanding balance of the November 2017 Note were convertible as of December 31, 2019, the November 2017 Note would have been convertible into 3,593,776 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the consolidated Balance Sheet at its fair value of $165,000 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the consolidated Statements of Operations. At December 31, 2018, the embedded derivative was re-measured at fair value that was determined to be $0. During the years ended December 31, 2019 and 2018, the Company recorded a gain of $0 and $75,000 on embedded derivative re-valuation.

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

November 2017 Purchaser Warrants

The November 2017 Purchaser Warrants allow the November 2017 Purchaser to purchase up to a number of shares of common stock equal to 100% of such purchaser’s Note principal amount divided by $0.08 with a per share exercise price equal to $0.15, subject to adjustment.

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

November 2016

As of December 31, 2016, the Company previously entered into a Securities Purchase Agreement (the “November 2016 Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. (collectively “November 2016 Purchasers”) of up to (i) 833,354 shares of the Company’s Common Stock (the “November 2016 Incentive Shares”); (ii) $287,502 aggregate principal amount of Secured Convertible Notes (the “November 2016 Notes”) and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 3,593,775, as amended, shares of the Company’s Common Stock (the “November 2016 Warrants”). The November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants were issued on November 10, 2016 (the “November 2016 Original Issue Date”). November 2016 Purchasers received (i) November 2016 Incentive Shares at the rate of 2.8986 November 2016 Incentive Shares for each $1.00 of November 2016 Note principal issued to such November 2016 Purchaser; (ii) a November 2016 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s November 2016 Note; and (iii) November 2016 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s November 2016 Note principal amount divided by $0.12 (“Purchaser Conversion Price”), the conversion price in effect on the Initial Closing Date, as amended on December 31, 2019 to $0.0025, with a per share exercise price equal to $0.30, subject to adjustment. The aggregate cash subscription amount received by the Company from the purchasers for the issuance of the November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants was approximately $244,945 (the “Subscription Amount”) which was issued at a $42,557 original issue discount from the face value of the Note.

The November 2016 Notes mature on March 31, 2020, as amended on December 31, 2019, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the November 2016 Notes. At any time after the November 2016 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of our Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note was $0.12 per share, as amended on December 31, 2019 to $0.0025, subject to adjustment as provided therein. Each November 2016 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each November 2016 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the November 2016 Note have the right to convert any portion of their November 2016 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The November 2016 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the November 2016 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the November 2016 Notes and accrual of interest as described above. The November 2016 Notes are collectively collateralized by substantially all of the Company’s assets and guarantees of payment of the November 2016 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the November 2016 Notes, subject to the terms of such guaranty agreements.

The November 2016 Purchase Agreement is being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. The Company is still accounting for the interest in accordance with GAAP.

As a result of the failure to timely file our 2016 Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the three-month period ended March 31, 2017, the November 2016 and December 2015 Notes were in default. On May 30, 2017, the Company entered into a Second Consent, Waiver and Modification Agreement (the “Agreement”) with certain purchasers of convertible promissory notes (the “Notes”) pursuant to securities purchase agreements dated December 23, 2015 and November 10, 2016, which were amended pursuant to a Consent, Waiver and Modification Agreement dated October 13, 2016. The waivers contained in the Agreement were related to a waiver of the right to participate in additional offerings by the Company, allowing shares of the Company’s common stock to be issued pursuant to a private offering at a price of not less than $0.08 per share as well as warrants exercisable for a period of five years at $0.15 per share, as amended on December 31, 2019, November 16, 2017, adjusting the conversion price of the Notes issued to the purchasers to $0.08 per share, extending the maturity date of the December 23, 2015 convertible promissory notes to December 31, 2018 and waiving default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-K for the year ended December 31, 2016 and the Form 10-Q for the three month period ended March 31, 2017. Based on ASC 470-50-40, Extinguishments of Debt, the Company recognized $691,371 as an extinguishment of debt under Other (income) expense in the accompanying consolidated Statements of Operations for the year ended December 31, 2017. The extinguishment of debt is comprised of changes in the fair value of warrant and derivative liabilities due to the amendment of the notes that were measured immediately prior to and subsequent to the amendment that resulted in extinguishment loss of $176,022 for the December 2015 Purchaser Warrants, $75,648 for the November 2016 Purchaser Warrants, $183,250 for the December 2015 Purchaser Conversion Shares, and $41,842 for the November 2016 Purchaser Conversion Shares, as well as $178,409 for the unamortized debt discount associated with the November 2016 Notes and $36,200 for the unamortized debt discount associated with the December 2015 Notes.

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

As of December 31, 2018, the Optional Redemption was recorded as a derivative liability on the consolidated Balance Sheet using the “Black Scholes Merton Method” and “Monte Carlo Method” modeling, respectively, and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $35,015 and was re-measured at fair value to be $0 at December 31, 2018. During the years ended December 31, 2019 and 2018, the Company recorded $0 and a gain of $38,960, respectively, on Optional Redemption valuation in the change in fair value of derivative liabilities in the accompanying consolidated Statements of Operations.

Purchaser Conversion

The November 2016 Purchaser has the right at any time after the November 2016 Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“November 2016 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “November 2016 Conversion Amount”) divided by the November 2016 Purchaser Conversion Price of $0.08, as amended on May 30,2017, subject to potential future adjustments described below. If the total outstanding balance of the November 2016 Note were convertible as of December 31, 2019, the November 2016 Note would have been convertible into 3,593,775 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the consolidated Balance Sheet at its fair value of $32,016 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the consolidated Statements of Operations. At December 31, 2018, the embedded derivative was re-measured at fair value that was determined to be $0. During the years ended December 31, 2019 and 2018, the Company recorded $0 and a gain of $75,000, respectively, on embedded derivative re-valuation.

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

The Company recorded debt discount accretion of $0 and $0 to interest expense in the consolidated Statements of Operations during the years ended December 31, 2019 and 2018, respectively, and has an unamortized debt discount of $0 as of December 31, 2019.

December 2015

As of December 31, 2016, the Company previously entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. (collectively “Purchasers”) of up to (i) 2,500,000 shares of the Company’s Common Stock (the “December 2015 Incentive Shares”); (ii) $862,500 aggregate principal amount of Secured Convertible Notes (the “December 2015 Notes”) and (iii) December 2015 Common Stock Purchase Warrants to purchase up to an aggregate of 10,781,250, as amended, shares of the Company’s Common Stock (the “December 2015 Warrants”). The December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants were issued on December 23, 2015 (the “Original Issue Date”). December 2015 Purchasers received (i) December 2015 Incentive Shares at the rate of 2.8986 December 2015 Incentive Shares for each $1.00 of December 2015 Note principal issued to such December 2015 Purchaser; (ii) a December 2015 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s December 2015 Note; and (iii) December 2015 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s December 2015 Note principal amount divided by $0.12 (“December 2015 Purchaser Conversion Price”), the conversion price in effect on the Initial Closing Date, as amended on December 31, 2019 to $0.0025, with a per share exercise price equal to $0.15, as amended on November 16, 2017, subject to adjustment. The aggregate cash subscription amount received by the Company from the purchasers for the issuance of the December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants was approximately $724,500 (the “December 2015 Subscription Amount”) which was issued at a $138,000 original issue discount from the face value of the December 2015 Note.

The December 2015 Notes mature on March 31, 2020, as amended on December 31, 2019, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the December 2015 Notes. At any time after the December 2015 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of the Company’s Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a December 2015 Note was $0.12 per share, as amended on December 31, 2019 to $0.0025, subject to adjustment as provided therein. Each December 2015 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each December 2015 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the December 2015 Note have the right to convert any portion of their December 2015 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The December 2015 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the December 2015 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the December 2015 Notes and accrual of interest as described above. The December 2015 Notes are collectively collateralized by substantially all of our assets and guarantees of payment of the December 2015 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the December 2015 Notes, subject to the terms of such guaranty agreements.

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

As a result of the failure to timely file our 2016 Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the three-month period ended March 31, 2017, the November 2016 and December 2015 Notes were in default. On May 30, 2017, the Company entered into a Second Consent, Waiver and Modification Agreement with certain purchasers of convertible promissory notes (the “Notes”) pursuant to securities purchase agreements dated December 23, 2015 and November 10, 2016, which were amended pursuant to a Consent, Waiver and Modification Agreement dated October 13, 2016. The waivers contained in the Agreement were related to a waiver of the right to participate in additional offerings by the Company, allowing shares of the Company’s common stock to be issued pursuant to a private offering at a price of not less than $0.08 per share as well as warrants exercisable for a period of five years at $0.15 per share, as amended on November 16, 2017, adjusting the conversion price of the Notes issued to the purchasers to $0.08 per share, extending the maturity date of the December 23, 2015 convertible promissory notes to December 31, 2018, as amended on November 16, 2017, and waiving default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-K for the year ended December 31, 2016 and the Form 10-Q for the three month period ended March 31, 2017. Based on ASC 470-50-40, Extinguishments of Debt, the Company recognized $691,371 as an extinguishment of debt under Other (income) expense in the accompanying consolidated Statements of Operations for the year ended December 31, 2017. The extinguishment of debt is comprised of changes in the fair value of warrant and derivative liabilities due to the amendment of the notes that were measured immediately prior to and subsequent to the amendment that resulted in extinguishment loss of $176,022 for the December 2015 Purchaser Warrants, $75,648 for the November 2016 Purchaser Warrants, $183,250 for the December 2015 Purchaser Conversion Shares, and $41,842 for the November 2016 Purchaser Conversion Shares, as well as $178,409 for the unamortized debt discount associated with the November 2016 Notes and $36,200 for the unamortized debt discount associated with the December 2015 Notes.

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

As of December 31, 2016, the Optional Redemption was recorded as a derivative liability on the consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $199,150 and was re-measured at fair value to be $19,125 at December 31, 2018. During the years ended December 31, 2019 and 2018, the Company recorded $0 and a gain of $116,880 on Optional Redemption valuation, respectively, in the change in fair value of derivative liabilities in the accompanying consolidated Statements of Operations.

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

The embedded derivative was recorded as a derivative liability on the consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the consolidated Statements of Operations. The original fair value of the derivative was $88,983 and at December 31, 2018, the embedded derivative was re-measured at fair value that was determined to be $0. During the years ended December 31, 2019 and 2018, the Company recorded $0 and a gain of $224,998 on embedded derivative re-valuation, respectively.

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

The Company recorded debt discount accretion of $0 and $0 to interest expense in the consolidated Statements of Operations during the years ended December 31, 2019 and 2018, respectively, and has no unamortized debt discount remaining as of December 31, 2018.

NOTE 9 – SHORT TERM NOTES PAYABLE

On June 30, 2017, the Company entered into a Loan Agreement, a Secured Promissory Note (“Note”) and a personal guarantee with respect to the funding by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. The Company, until December 31, 2018, has the ability to request quarterly advances of up to the lesser of (i) $250,000 or (ii) one sixth (1/6) of the revenue reported in the Form 10-Q or 10-K for the previous calendar quarter or previous fiscal year, whichever is most recent, provided that such revenue generated a profit of at least 10 percent (10%). The investors may advance the funds in their absolute discretion. In June 2017, the Company was advanced $125,005. The Note shall become due and payable 18 months from each advance date. The Company must make payments to the investors in an amount of $350, including interest at 10% per annum, every business day from the date of the first advance, which shall be increased proportionately upon each advance. The Note is secured with the assets of the Company pursuant to a security agreement dated December 23, 2015. In addition, the Company’s CEO has personally guaranteed the Note. As additional consideration for the loan, the investors received 1,500,000 shares of restricted common stock, in aggregate, valued at $105,000 (based on our stock price on the date of grant) along with $2,500 in cash for reimbursement of expenses incurred and recorded as debt issuance costs with a balance at June 30, 2017 of $107,500. The note payable balance net of debt discount of $0 at December 31, 2019 was $98,187 with an availability of $880,000 on the Note.

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

In November 2018, we issued 2,500,000 restricted common shares in consideration for the modification of the existing short-term convertible notes.

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

As of December 31, 2018, the Company issued a total of 700,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $135,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant8 to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $0 and $13,750 for the years ended December 31, 2019 and 2018, respectively, with $0 remaining to be amortized, under general and administrative expenses in the accompanying consolidated Statements of Operations. As of December 31, 2018, the Advisors had vested in all 700,000 shares.

As of December 31, 2017, the Company previously granted to its CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The Black-Scholes option-pricing model used the following weighted average assumptions as of December 31, 2016: (i) no dividend yield for each year, (ii) volatility of 35.6 percent, (iii) risk-free interest rate of 1.87 percent, (iv) stock price of $0.25, (v) exercise price of $0.005, and (vi) expected life of 6.0 years. The options will vest 50% on the first anniversary of the grant date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the Grant Date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by the Company from the grant date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of the Company’s common stock subject to the Option shall fully vest if the Company shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by the Company pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the Grant Date. The First Year Vest options will amortize to expense over a 12-month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24-month period beginning May 2015 through April 2017. The Company recognized expense of $2,390 and $45,391 for the year ended December 31, 2018 and 2017, respectively, within stock-based compensation – related party in the accompanying consolidated Statement of Operations with no amounts remaining to be recognized.

The following represents a summary of the Options outstanding at December 31, 2019 and changes during the period then ended:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value *
Outstanding at December 1, 2018	10,000,000	$0.005	$1,200,000
Granted	—	—	—
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at December 31, 2018	10,000,000	$0.005	$120,000
Granted	—	—	—
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at December 31, 2019	10,000,000	$0.005	$40,000
Exercisable at December 31, 2019	10,000,000	$—	$—
Expected to be vested	—	$—	$—

* Based on the Company’s stock price on December 31, 2019, 2018, and 2017, respectively

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

Employment Agreements

The Company previously had a consulting agreement with its CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or CEO giving two-month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If the Company terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $180,000 and $180,000 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, the CEO forgave all deferred compensation totaling $1,012,750 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets. In addition, we incurred employee benefits on behalf of the CEO totaling approximately $21,080 and $9,862 for the years ended December 31, 2019 and 2018, respectively. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

The Company previously had a consulting agreement with its secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two-month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If the Company terminates the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $80,000 and $80,000 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, the Secretary forgave all deferred compensation totaling $487,000 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets. In addition, we incurred employee benefits on behalf of the Secretary totaling approximately $2,433 and $7,870 for the years ended December 31, 2019 and 2018, respectively. Employee benefits include use of a car and car insurance.

Loan and Advances

During the year ended December 31, 2019, we received no advances from our CEO/director and incurred business expenses of $1,275,852 (comprised of operating expenses) and had repayments of $1,357,488. We have a balance owed to the related party of $1,165,171 and $1,246,805 at December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, we incurred $180,000 of deferred compensation related to the CEO/director’s employment agreement and $80,000 of deferred compensation related to the Secretary’s employment agreement. As of December 31, 2019 and 2018, accrued compensation – related party was $0 and $1,239,750, respectively. At December 31, 2019, the CEO and Secretary forgave all deferred compensation totaling $1,499,750 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets.

NOTE 13 – INCOME TAXES

At December 31, 2019, net operating loss carry forwards for Federal and state income tax purposes totaling approximately $13,997,000 available to reduce future income which, if not utilized, will begin to expire in the year 2032. There is no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

A reconciliation of the statutory income tax rates and the effective tax rate is as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Statutory U.S. federal rate	21.0%	21.0%
State income tax, net of federal benefit	7.0%	7.0%
Permanent differences	24.7%	2.0%
Valuation allowances	(52.7)%	(30.0)%
Provision for income taxes	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	December 31, 2019	December 31, 2018
Deferred tax assets:	$3,923,581	$2,302,880
Net operating loss carry forwards	1,149,301	1,149,301
Stock based compensation	(5,072,882)	(3,452,181)
Valuation allowances	$—	$—

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended December 31,
	2019	2018

Loss from continuing operations	$(3,313,005)	$(2,305,277)
Discontinued operations	—	314997
Gain of disposal of discontinued operations	238,315	—
Net loss attributable to the common stockholders	$(3,074,690)	$(2,62,2274)

Basic weighted average outstanding shares of common stock	81,272,408	65,069,763
Dilutive effect of options and warrants	—	—
Diluted weighted average common stock and common stock equivalent	81,272,408	65,069,763

Loss per share:
Net loss per share from continuing operations, basic and diluted	$(0.04)	$(0.04)
Net loss per share from discontinued operations, basic and diluted	—	(0.00)
Net loss per share total, basic and diluted	$(0.04)	$(0.04)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has month-to month leases for its headquarters and its sales and marketing, and customer service operations, and its distribution facility. The total rent is approximately $1,955 per month.

Rent expense was approximately $43,564 and $40,245 for the years ended December 31, 2019 and 2018, respectively.

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

NOTE 16 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On January 1, 2019, Reign Brands, Inc., a subsidiary of Reign Resources Corporation, entered into an Asset Purchase Agreement (the “Agreement”) with Co-Op Jewelers LLC (“Co-Op”), whereby Reign Brands, Inc. sold operating assets of Reign Brands, Inc., consisting of substantially all of the assets related to Coordinates Collection (“CC”). On January 1, 2019 (the “Closing Date”), the parties executed the Asset Purchase Agreement and the final exhibits.

Upon the closing of the Agreement, Reign Brands, Inc. sold substantially all of the operating assets of the CC business, consisting of fixed assets and intellectual property in exchange for an aggregate of $100,000 in cash. The Agreement contained customary closing conditions.

The following table reconciles the gain realized from the disposal of discontinued operations:

January 1, 2019
Cash	$100,000
Intangible assets, net	481,947
Goodwill	(481,947)
Estimated fair value of contingent payments, net	137,007
Other current liabilities	1,308
Gain on disposal of discontinued operations	$238,315

As a result of the pending sale, the Company has reclassified CCI as assets and liabilities held for sale as of December 31, 2018. Discontinued operations during the year ended December 31, 2018 consist of the operations from CCI.

The following tables lists the assets of discontinued operations and held for sale and liabilities of discontinued operations and held for sale as of December 31, 2018 and the discontinued operations for CCI for the year ended December 31, 2018:

December 31, 2018
Assets
Current assets
Account receivable	$2,096
Total current Assets of discontinued operations	2,096
Property ,plant and equipment,net	—
TOTAL ASSETS OF DISCONTINUED OPERATIONS AND HELD FOR SALE	$2,096

LIABILITIES
LIABILITIES
Current liabilities
Accounts Payable	$—
Estimated fair value of contingent payment,net	137,007
Deferred revenue	21,977
Other current liabilities	3,994
Total Current liabilities of discontinued operations	162,978
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS AND HELD FOR SALE	$162,978

For the Year Ended
December 31, 2018

Net revenue	$659,142
Cost of sales	227,157
Gross profit	431,985

Operating expenses
Advertising and marketing expenses	317,666
Stock based compensation related party	—
General and administrative	429,316
Total operating expenses	746,982
Net loss of discontinued operations and held for sale	$(314,997)

NOTE 17 – SUBSEQUENT EVENTS

Stock Issuances

On February 25, 2020, the Company issued a total of 5,000,000 restricted common shares to a third-party for outside consulting services with 1,666,666 shares vesting each month for three months. The Company will value the shares at each vesting period and recognize expense for the portion of the shares earned.

In January and March 2020, holders of the Company’s December 2015 Notes elected to convert principal of $10,000 and $7,500 of accrued interest due on the December 2015 Notes into a total of 7,000,000 common shares.

Joint Venture

On March 12, 2020, the Company entered into a Farm-in and JV Agreement (the "Agreement") with Gabriel Kushnir Holdings Pty Ltd ("Kushnir"), whereby the Company intends to acquire a seventy-five percent interest in the Werribee Downs Project associated with a tenement EL006892 application in Australia (the "Tenement") for the purpose of mining minerals. The Company must incur minimum annual expenditures associated with the Tenement each year until the Company and Kushnir mutually decide to mine the Tenement, at which time, the Company and Kushnir will enter into a joint venture agreement in order to pursue potential development of all minerals in the Tenement. If the Company fails to provide the necessary annual minimum expenditures on the Tenement pursuant to the Mineral Resource Act 1990, the Company will forfeit its ability to receive the seventy-five percent interest in the Tenement. The Company is required to issue 2,500,000 shares of its common stock to Kushnir on or before March 31, 2020 as consideration for the Agreement.

There were no other events subsequent to December 31, 2019, and up to the date of this filing that would require disclosure.

