Form 10-Q
period 2020-03-31
Reign Resources Corp
filed 2020-05-15
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2020

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

Common Stock, $0.0001 Par Value

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes      ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No

As of May 15, 2020, we had 95,772,408 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. For example, when we discuss our pursuit of strategic transactions including acquisitions, dispositions, capital raising and debt restructuring, that our revenues will increase in 2020, and that we intend to invest in sales, marketing, product development and innovation, we are using forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Reign Resources Corporation are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 30, 2020 and in this quarterly report on Form 10-Q. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.”

2

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

REIGN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash	$1,239	$500
Accounts receivable	756	588,110
Inventory	587,847	—
Total current assets	589,842	588,610

Equipment, net	2,765	3,110
Intangible assets, net	40,970	50,425
Total assets	$633,577	$642,145

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$26,604	$10,483
Due to related party	1,198,998	1,165,171
Short term notes payable, less unamortized debt issuance cost of $0 and $0 at March 31, 2020 and December 31, 2019 respectively	98,187	98,187
Convertible notes payable	1,796,524	1,801,524
Other current liabilities	82,732	27,450
Total current liabilities	3,203,045	3,102,815
Total liabilities	3,203,045	3,102,815

Commitment and contingencies

Shareholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 1 and 1 share issued and outstanding at March 31, 2020 and December 31, 2019 respectively	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized; 95,772,408 and 92,439,074 shares issued and outstanding at March 31, 2020 respectively, and 81,272,408 shares issued and outstanding at December 31, 2019	9,244	8,128
Additional paid-in-capital	13,650,461	13,607,161
Accumulated deficit	(16,229,173)	(16,075,959)
Total stockholders' deficit	(2,569,468)	(2,460,670)
Total liabilities and stockholders' deficit	633,577	642,145

See accompanying notes to condensed consolidated financial statements

REIGN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31
	2020	2019

Net revenues	$756	$41,554

Cost of sales	263	9,250

Gross profit	493	32,304

Operating expenses:
Advertising and marketing expenses	794	8,531
Stock based compensation - related party	26,917	—
General and administrative	63,213	192,628
Total operating expenses	90,924	201,159
Loss from operations	(90,431)	(168,855)

Other expense:
Interest expense	62,783	15,500
Total other expense, net	62,783	15,500

Loss before income taxes and discontinued operations	(153,214)	(184,355)
Income taxes	—	—
Loss from continuing operations	(153,214)	(184,355)
Gain of disposal of discontinued operations	—	238,315

Net income (loss)	$(153,214)	$53,960

Earnings (loss) per share
Basic and diluted	$(0.00)	$0.00

Weighted average number of shares outstanding
Basic and diluted	86,151,529	81,272,408

See accompanying notes to condensed consolidated financial statements

REIGN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2019	1	$0	81,272,408	$8,128	$9,277,899	$(13,001,269)	$(3,715,242)
Net profit	—	—	—	—	—	53,960	53,960
Balance as of March 31, 2019	1	$—	81,272,408	$8,128	$9,277,899	$(12,947,309)	$(3,661,282)

Balance as of January 1, 2020	1	$—	81,272,408	$8,128	$13,607,161	$(16,075,959)	$(2,460,670)
Shares issued in conversion of note payable	—	—	4,000,000	400	9,600	—	10,000
Shares issued in lieu of accrued interest	—	—	3,000,000	300	7,200	—	7,500
Shares issued for services	—	—	4,166,666	416	26,500	—	26,916
Net loss	—	—	—	—	—	(153,214)	(153,214)
Balance as of March 31, 2020	1	$—	92,439,074	$9,244	$13,650,461	$(16,229,173)	$(2,569,468)

See accompanying notes to condensed consolidated financial statements

REIGN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2020	2019

Cash flows from operating activities:
Net profit (loss)	$(153,214)	$53,960
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation expense	345	3,242
Amortization expense	9,455	16,297
Gain on disposal of discontinued operations	—	(260,883)
Accretion of debt discount	—	9,250
Estimated fair market value of stock issued for services	26,916	—
Changes in operating assets and liabilities:
Accounts receivable	(756)	—
Inventory	263	8,244
Accounts payable	16,121	540
Due to related party	33,827	20,294
Accrued compensation - related party	—	65,000
Other current liabilities	62,782	11,223
Net cash used in operating activities	(4,261)	(72,833)

Cash flows from investing activities:
Proceeds from sale of business	—	100,000
Net cash provided by investing activities	—	100,000

Cash flows from financing activities:
Proceeds from short-term convertible notes, net of debt issuance costs	5,000	—
Repayments of short term notes	—	(33,333)
Net cash (used in) provided by financing activities	5,000	(33,333)

Net increase (decrease) in cash	739	(6,166)

Cash at beginning of period	500	7,497
Cash at end of period	$1,239	$1,331

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Shares issued in conversion of note payable	$10,000	$—
Shares issued in extinguishment of debt	$7,500	$—

See accompanying notes to condensed consolidated financial statements

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

On November 13, 2019, the Company changed its corporate name to Reign Resources Corporation.

NOTE 2 – BASIS OF PRESENTATION

The included (a) condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of March 31, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2019 and 2018 audited financial statements filed on Form 10-K on March 30, 2020. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed consolidated financial statements which substantially duplicate the disclosure contained in the financial statements as reported in the Annual Report on Form 10-K for the year ended December 31, 2019 as filed on March 30, 2020, have been omitted.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $16,229,000 and $16,076,000 at March 31, 2020 and December 31, 2019, respectively, had a working capital deficit of approximately $2,613,000 and $2,514,000 at March 31, 2020 and December 31, 2019, respectively, had a net loss of approximately $153,000 and net profit of approximately $54,000 for the three months ended March 31, 2020 and 2019, respectively, and net cash used in operating activities of approximately $4,000 and $73,000 for the three months ended March 31, 2020 and 2019, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

ASC 810 Consolidation

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

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were recorded of approximately $1,000 and $9,000 for the three months ended March 31, 2020 and 2019, respectively.

Comprehensive Income

Comprehensive income is reported in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends). Generally, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. There are no items other than net loss affecting comprehensive loss for the three months ended March 31, 2020 and 2019.

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

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the three months ended March 31, 2020 and 2019, the Company recorded retail sales of $0 and $0, respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the three months ended March 31, 2020 and 2019, the Company recorded wholesale sales of $756 and $41,554, respectively.

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

Deferred revenue

Deferred revenue consists of customer orders paid in advance of the delivery of the order. Deferred revenue is classified as short-term as the typical order ships within approximately three weeks of placing the order. Deferred revenue is recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met. Deferred revenue totaling $0 and $0 as of March 31, 2020 and December 31, 2019, respectively.

Inventories

Reign Sapphire

Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of March 31, 2020 and December 31, 2019, the Company carried primarily loose sapphire jewels, jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of March 31, 2020. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time. The estimated fair value per management’s internal assessment is greater than the cost, therefore, there is no indicator of impairment as of March 31, 2020.

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

Impairment of Long-lived Assets and Goodwill

We evaluate goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount.  The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. There was no impairment charge for the three months ended March 31, 2020 and 2019.

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There was no impairment charge for the three months ended March 31, 2020 and 2019.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2020 and December 31, 2019, the fair value of cash, accounts receivable, accounts payable, accrued expenses, notes payable, and convertible debt approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 2 – Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. There were no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The warrant and the embedded derivative liabilities are recognized at fair value on a recurring basis at March 31, 2020 and are Level 3 measurements (see Note 8). There have been no transfers between levels.

The derivatives are evaluated under the hierarchy of ASC 480-10, ASC Paragraph 815-25-1 and ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of the Level 3 financial instruments was performed internally by the Company using Monte Carlo valuation method.

The following table summarize the Company’s fair value measurements by level at March 31, 2020 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Estimated fair value of stock issued for services	$26,916	$—	$—

The following table summarize the Company’s fair value measurements by level at March 31, 2019 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability	$—	$—	$—

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

The total number of potential additional dilutive securities outstanding for the three months ended March 31, 2020 and 2019, was none since the Company had net losses and any additional potential common shares would have an anti-dilutive effect.

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

The Company had one customer that accounted for all revenues for the three months ended March 31, 2020. There was one customer that accounted for 10% of total revenue for the three months ended March 31, 2019. The Company had one customer that accounted for 10% or more of total accounts receivable at March 31, 2020 and no customers that accounted for 10% or more of total accounts receivable at December 31, 2019.

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

NOTE 4 – INVENTORIES

Inventories consisted of the following as of:

	March 31, 2020	December 31, 2019

Loose stones	$390,725	$390,988
Finished goods	134,145	134,145
Samples	62,977	62,977
Total	$587,847	$588,110

NOTE 5 – PROPERTY AND Equipment

Property and equipment consisted of the following as of:

	Estimated Life	March 31, 2020	December 31, 2019

Office equipment	5 years	$5,481	$5,481
Computer equipment	3 years	40,171	40,171
Accumulated depreciation		(42,887)	(42,542)
Total		$2,765	$3,110

Depreciation expense was $345 and $3,242 for the three months ended March 31, 2020 and 2019, respectively, and is classified in general and administrative expenses in the condensed consolidated Statements of Operations.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Estimated Life	March 31, 2020	December 31, 2019

Trademarks	3.3 – 4.5 years	$260,000	$260,000
Accumulated amortization		(219,030)	(209,575)
Total		$40,970	$50,425

Future amortization expense related to intangible assets are approximately as follows:

Intangible Assets
2020	$28,364
2021	12,606
$40,970

Amortization expense was $9,455 and $16,297 for the three months ended March 31, 2020 and 2019, and is classified in general and administrative expenses in the condensed consolidated Statements of Operations.

NOTE 7 – DUE TO RELATED PARTY

During the three months ended March 31, 2020, the Company received no advances from Joseph Segelman, the Company’s CEO, incurred business expenses that were paid by the CEO/director of $57,975 (comprised of operating expenses) and had repayments of $24,147. The Company has a balance owed to the related party of $1,198,998 and $1,165,171 at March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, accrued compensation-related party was $0 and $0, respectively. At December 31, 2019, the CEO and Secretary forgave all deferred compensation totaling $1,499,750 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	March 31, 2020	December 31, 2019
September 2019 Notes, issued September 29, 2019, with a maturity date of September 29, 2020, with an interest rate of 15%.	$75,020	$70,020
January and February 2018 Notes, issued January 3, 2018 and February 16, 2018 respectively, with a maturity date of March 31, 2020 as amended, with an interest rate of 10%	294,000	294,000
November 2017 Notes, issued November 10, 2017, with a maturity date of March 31, 2020, as amended, bearing no interest, and secured by substantially all of the Company's assets and guarantees of payment by the Company's CEO, and Australian Sapphire Corporation("ASC"), a shareholder of the Company which is wholly-owned by the Company's CEO.	287,502	287,502
November 2016 Notes, issued November 10, 2016, with a maturity date of March 31, 2020, as amended, bearing no interest, and secured by substantially all of the Company's assets and guarantees of payment by the Company's CEO, and ASC.	287,502	287,502
December 2015 Notes, issued December 23, 2015, with a maturity date of March 31, 2020, as amended, bearing no interest, and secured by substantially all of the Company's assets and guarantees of payment by the Company's CEO, and ASC.	852,500	862,500
Total Convertible notes payable	1,796,524	1,801,524
Debt discount	—	—
Convertible notes payable, net of unamortized debt discount	$1,796,524	$1,801,524

The following represents a summary of the convertible debt terms at March 31, 2020:

	Amount of Notes	Debt Discount	Maturity Dates thru	Conversion price	Number of Warrants	Exercise Price	Warrants Exercisable thru

September 2019 Notes	$75,020	$—	9/29/2020	$0.0025	—	—	—
January and February 2018 Notes	294,000	—	3/31/2020	$0.0025	1,960,000	$0.15	2/16/2023
November 2017 Notes	287,502	—	3/31/2020	$0.0025	3,593,776	$0.15	11/10/2022
November 2016 Notes	287,502	—	3/31/2020	$0.0025	3,593,776	$0.15	11/10/2022
December 2015 Notes	852,500	—	3/31/2020	$0.0025	10,781,250	$0.15	11/10/2022
Total	1,796,524	$—			19,928,802

September 2019 Notes

On September 29, 2019 (“Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance of up to $125,000 aggregate principal amount of convertible promissory notes (the “Notes”) with Alpha Capital, Brio Capital, and Crossover Capital. As of March 31, 2020 and December 31, 2019, $75,020 and $70,020, respectively, was loaned, in aggregate, by the investors.

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

The January and February 2018 Convertible Notes matured on March 31, 2020, as amended on December 31, 2019 and provide for interest to accrue at an interest rate equal to 10% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Convertible Notes. The note is in default and the Company is currently in discussions to restructure the terms of the note. At any time after 180 days from the issue date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The conversion price for the principal and interest in connection with voluntary conversions by a holder of the Convertible Notes is $0.0025 per share, as amended on December 31, 2019, subject to adjustment as provided therein, such as stock splits and stock dividends. There is also a one-time interest charge of 10% due at maturity.

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

Purchaser Conversion

The January and February 2018 Convertible Notes purchaser has the right at any time after 180 days after the issue date until the outstanding balance of the Note has been paid in full, to convert the outstanding principal balance and accrued interest into shares of common stock of the Company divided by the January and February 2018 Convertible Notes purchaser conversion price of $0.08, subject to potential future adjustments, such as stock splits and stock dividends. If the total outstanding balance of the November 2017 Note were convertible as of March 31, 2020, the November 2017 Note would have been convertible into 3,675,000 shares of our common stock. No derivative liability has been recorded as of March 31, 2020, as conversion was contingent. On the 180th day, the conversion feature will be a derivative and recorded as interest expense. Subsequent to September 30, 2018, the 180 day period has expired and the Company has determined the fair value of the derivative to be immaterial.

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

The Company recorded debt discount accretion of $0 and $0 to interest expense in the condensed consolidated Statements of Operations during the three months ended March 31, 2020 and 2019, respectively, and has $0 of unamortized debt discount remaining as of March 31, 2019.

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

The November 2017 Notes matured on March 31, 2020, as amended on December 31, 2019, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the November 2017 Notes. The note is in default and the Company is currently in discussions to restructure the terms of the note. At any time after the November 2017 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of our Common Stock. The conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.0025 per share, as amended on December 31, 2019, subject to adjustment as provided therein. Each November 2017 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each November 2017 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the November 2017 Note have the right to convert any portion of their November 2017 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The November 2017 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the November 2017 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the November 2017 Notes and accrual of interest as described above. The November 2017 Notes are collectively collateralized by substantially all of the Company’s assets and guarantees of payment of the November 2017 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the November 2017 Notes, subject to the terms of such guaranty agreements.

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

As of March 31, 2020 and December 31, 2019, the Optional Redemption was fair valued to be $0, respectively. During the three months ended March 31, 2020 and 2019, the Company recorded $0 and $0, respectively, on Optional Redemption valuation.

Purchaser Conversion

The November 2017 Purchaser has the right at any time after the November 2017 Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“November 2017 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “November 2017 Conversion Amount”) divided by the November 2017 Purchaser Conversion Price of $0.08, subject to potential future adjustments described below. If the total outstanding balance of the November 2017 Note were convertible as of March 31, 2020, the November 2017 Note would have been convertible into 3,593,776 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet at its fair value of $165,000 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. At March 31, 2020, the embedded derivative was re-measured at fair value that was determined to be $0. During the three months ended March 31, 2020 and 2019, the Company recorded a loss of $0 and $52,000, respectively, on embedded derivative re-valuation.

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

November 2016

As of December 31, 2016, the Company previously entered into a Securities Purchase Agreement (the “November 2016 Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. (collectively “November 2016 Purchasers”) of up to (i) 833,354 shares of the Company’s Common Stock (the “November 2016 Incentive Shares”); (ii) $287,502 aggregate principal amount of Secured Convertible Notes (the “November 2016 Notes”) and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 3,593,775, as amended, shares of the Company’s Common Stock (the “November 2016 Warrants”). The November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants were issued on November 10, 2016 (the “November 2016 Original Issue Date”). November 2016 Purchasers received (i) November 2016 Incentive Shares at the rate of 2.8986 November 2016 Incentive Shares for each $1.00 of November 2016 Note principal issued to such November 2016 Purchaser; (ii) a November 2016 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s November 2016 Note; and (iii) November 2016 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s November 2016 Note principal amount divided by $0.12 (“Purchaser Conversion Price”), the conversion price in effect on the Initial Closing Date, as amended on December 31, 2019 to $0.0025 per share, with a per share exercise price equal to $0.30, subject to adjustment. The aggregate cash subscription amount received by the Company from the purchasers for the issuance of the November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants was approximately $244,945 (the “Subscription Amount”) which was issued at a $42,557 original issue discount from the face value of the Note.

The November 2016 Notes matured on March 31, 2020, as amended on December 31, 2019, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the November 2016 Notes. The note is in default and the Company is currently in discussions to restructure the terms of the note. At any time after the November 2016 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of our Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note was $0.12 per share, as amended on December 31, 2019 to $0.0025, subject to adjustment as provided therein. Each November 2016 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each November 2016 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the November 2016 Note have the right to convert any portion of their November 2016 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The November 2016 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the November 2016 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the November 2016 Notes and accrual of interest as described above. The November 2016 Notes are collectively collateralized by substantially all of the Company’s assets and guarantees of payment of the November 2016 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the November 2016 Notes, subject to the terms of such guaranty agreements.

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

As of March 31, 2020 and December 31, 2019, the Optional Redemption was recorded as a derivative liability on the condensed consolidated Balance Sheets using “Black Scholes Merton Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $35,015 and was re-measured at fair value to be $0 at March 31, 2020 and December 31, 2019. During the three months ended March 31, 2020 and 2019, the Company recorded $0 and $0, respectively, on Optional Redemption valuation.

Purchaser Conversion

The November 2016 Purchaser has the right at any time after the November 2016 Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“November 2016 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “November 2016 Conversion Amount”) divided by the November 2016 Purchaser Conversion Price of $0.08, as amended on May 30, 2017, subject to potential future adjustments described below. If the total outstanding balance of the November 2016 Note were convertible as of March 31, 2020, the November 2016 Note would have been convertible into 3,593,775 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet at its fair value of $32,016 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. At March 31, 2020, the embedded derivative was re-measured at fair value that was determined to be $0. During the three months ended March 31, 2020 and 2019, the Company recorded a gain of $0 and $0, respectively, on embedded derivative re-valuation, respectively.

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

The Company recorded debt discount accretion of $0 and $0 to interest expense in the condensed consolidated Statements of Operations during the three months ended March 31, 2020 and 2019, respectively, and has an unamortized debt discount of $0 as of March 31, 2020.

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

The December 2015 Notes matured on March 31, 2020, as amended on December 31, 2019, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the December 2015 Notes. The note is in default and the Company is currently in discussions to restructure the terms of the note. At any time after the December 2015 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of the Company’s Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a December 2015 Note was $0.12 per share, as amended on December 31, 2019 to $0.0025, subject to adjustment as provided therein. Each December 2015 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each December 2015 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the December 2015 Note have the right to convert any portion of their December 2015 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The December 2015 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the December 2015 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the December 2015 Notes and accrual of interest as described above. The December 2015 Notes are collectively collateralized by substantially all of our assets and guarantees of payment of the December 2015 Notes have also been delivered by Joseph Segelman, the Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the December 2015 Notes, subject to the terms of such guaranty agreements.

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

As of December 31, 2016, the Optional Redemption was recorded as a derivative liability on the condensed consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $199,150 and was re-measured at fair value to be $0 at March 31, 2020 and December 31, 2019. During the three months ended March 31, 2020 and 2019, the Company recorded $0 and $0, respectively, on Optional Redemption valuation.

December 2015 Purchaser Conversion

The December 2015 Purchaser has the right at any time after the December 2015 Original Issue Date until the outstanding balance of the December 2015 Note has been paid in full, to convert all or any part of the outstanding balance into shares (“December 2015 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “December 2015 Conversion Amount”) divided by the December 2015 Purchaser Conversion Price of $0.08, as amended on May 30, 2017, subject to potential future adjustments described below. If the total outstanding balance of the Note were convertible as of March 31, 2020, the December 2015 Note would have been convertible into 10,781,250 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The original fair value of the derivative was $88,983 and at March 31, 2019, the embedded derivative was re-measured at fair value that was determined to be $0. During the three months ended March 31, 2020 and 2019, the Company recorded a gain of $0 and a gain of $0 on embedded derivative re-valuation, respectively.

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

The Company recorded debt discount accretion of $0 and $0 to interest expense in the condensed consolidated Statements of Operations during the three months ended March 31, 2020 and 2019, respectively, and has no unamortized debt discount remaining as of March 31, 2020.

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

Common Stock

On March 31, 2020, the Company issued a total of 2,500,000 restricted common shares to a third-party in conjunction with a joint venture, valued at $13,750 (based on the Company’s stock price on the measurement date) (see Note 14).

On February 25, 2020, the Company issued a total of 5,000,000 restricted common shares to a third-party for outside consulting services with 1,666,666 shares vesting each month for three months. The Company recorded $13,166 in the three months ended March 31, 2020 (based on the Company’s stock price on the measurement date). The Company will value the shares at each vesting period and recognize expense for the portion of the shares earned.

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

As of March 31, 2018, the Company issued a total of 100,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $0 and $3,750 under general and administrative expenses in the accompanying condensed consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, respectively, with $0 remaining to be amortized. As of March 31, 2019, the Advisors had vested in 100,000 shares with 0 shares to vest over the remaining vesting period.

As of March 31, 2018, the Company previously granted to its CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The Black-Scholes option-pricing model used the following weighted average assumptions as of December 31, 2016: (i) no dividend yield for each year, (ii) volatility of 35.6 percent, (iii) risk-free interest rate of 1.87 percent, (iv) stock price of $0.25, (v) exercise price of $0.005, and (vi) expected life of 6.0 years. The options will vest 50% on the first anniversary of the grant date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the grant date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by the Company from the grant date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of the Company’s common stock subject to the option shall fully vest if the Company shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by the Company pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the grant date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. The Company recognized expense of $0 and $0 for the three months ended March 31, 2020 and 2019, respectively, within stock based compensation – related party in the accompanying condensed consolidated Statements of Operations with no amounts remaining to be recognized.

The following represents a summary of the Options outstanding at March 31, 2020 and changes during the period then ended:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value *
Outstanding at January 1, 2019	10,000,000	$0.005	$120,000
Granted	—	—	—
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at December 31, 2019	10,000,000	$0.005	$40,000
Granted	—	—	—
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at March 31, 2020	10,000,000	$0.005	$55,000
Exercisable at March 31, 2020	10,000,000	$—	$—
Expected to be vested	—	$—	$—

* Based on the Company’s stock price on March 31, 2020, December 31, 2019, and January 1, 2019, respectively.

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

Employment Agreements

The Company previously had a consulting agreement with its CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If the Company terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $0 and $45,000 for the three months ended March 31, 2020 and 2019, respectively. At December 31, 2019, the CEO forgave all deferred compensation totaling $1,499,750 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets. In addition, we incurred employee benefits on behalf of the CEO totaling approximately $9,665 and $4,707 for the three months ended March 31, 2020 and 2019, respectively. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

The Company previously had a consulting agreement with its secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If the Company terminates the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $0 and $20,000 for the three months ended March 31, 2020 and 2019, respectively. At December 31, 2019, the Secretary forgave all deferred compensation totaling $487,000 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets. In addition, we incurred employee benefits on behalf of the Secretary totaling approximately $0 and $1,202 for the three months ended March 31, 2020 and 2019, respectively. Employee benefits include use of a car and car insurance.

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended March 31,
	2020	2019

Loss from continuing operations	$(153,214)	$(184,355)
Gain of disposal of discontinued operations	—	238,315
Net income (loss) attributable to the common stockholders	$(153,214)	$53,960

Basic weighted average outstanding shares of common stock	86,151,529	81,272,408
Dilutive effect of options and warrants	—	—
Diluted weighted average common stock and common stock equivalent	86,151,529	81,272,408

Loss per share:
Net loss per share total, basic and diluted	$(0.00)	$(0.00)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has month-to month leases for its headquarters and its sales and marketing office. The total rent is approximately $1,955 per month.

Rent expense was approximately $10,520 and $11,333 for the three months ended March 31, 2020 and 2019, respectively.

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

Joint Venture

On March 12, 2020, the Company entered into a Farm-in and JV Agreement (the "Agreement") with Gabriel Kushnir Holdings Pty Ltd ("Kushnir"), whereby the Company intends to acquire a seventy-five percent interest in the Werribee Downs Project associated with a tenement EL006892 application in Australia (the "Tenement") for the purpose of mining minerals. The Company must incur minimum annual expenditures associated with the Tenement each year until the Company and Kushnir mutually decide to mine the Tenement, at which time, the Company and Kushnir will enter into a joint venture agreement in order to pursue potential development of all minerals in the Tenement. If the Company fails to provide the necessary annual minimum expenditures on the Tenement pursuant to the Mineral Resource Act 1990, the Company will forfeit its ability to receive the seventy-five percent interest in the Tenement. On March 31, 2020, the Company issued 2,500,000 shares of its common stock to Kushnir as consideration for the Agreement.

NOTE 15 – SUBSEQUENT EVENTS

There were no other events subsequent to March 31, 2020, and up to the date of this filing that would require disclosure.

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

OVERVIEW:

Financial Presentation

On December 1, 2016, substantially all of the operating assets of Coordinates Collection, Inc. (“CCI”) was acquired by Reign Sapphire Corporation (“us”, “we, “Reign”). We are a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company. As part of the Acquisition, we created a wholly owned subsidiary, Reign Brands, Inc. (“Reign Brands”), which acted as the operating entity for the acquired CCI assets.

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

On November 13, 2019, the Company changed its corporate name to Reign Resources Corporation.

Historical Development

Reign Sapphires

Reign is a Beverly Hills-based, direct-to-consumer, branded and custom jewelry company, ethically produced, source-to-consumer sapphire jewelry targeting millennials.

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

On September 29, 2019 (“Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance of up to $125,000 aggregate principal amount of convertible promissory notes (the “Notes”) with Alpha Capital, Brio Capital, and Crossover Capital. As of March 31, 2020 and December 31, 2019, $75,020 and $70,020, respectively, was loaned, in aggregate, by the investors.

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

The January and February 2018 Convertible Notes mature on March 31, 2020, as amended on December 31, 2019, and provide for interest to accrue at an interest rate equal to 10% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Convertible Notes. The note is in default and the Company is currently in discussions to restructure the terms of the note. At any time after 180 days from the Issue Date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Convertible Notes is $0.08 per share, subject to adjustment as provided therein. There is also a one-time interest charge of 10% due at maturity.

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

Stock Transactions

Common Stock

On March 31, 2020, the Company issued a total of 2,500,000 restricted common shares to a third-party in conjunction with a joint venture, valued at $13,750 (based on the Company’s stock price on the measurement date).

On February 25, 2020, the Company issued a total of 5,000,000 restricted common shares to a third-party for outside consulting services with 1,666,666 shares vesting each month for three months. The Company recorded $13,166 in the three months ended March 31, 2020 (based on the Company’s stock price on the measurement date). The Company will value the shares at each vesting period and recognize expense for the portion of the shares earned.

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

As of March 31, 2018, the Company issued a total of 100,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $3,750 under general and administrative expenses in the accompanying condensed consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, respectively, with $0 remaining to be amortized. As of March 31, 2019, the Advisors had vested in 100,000 shares with 0 shares to vest over the remaining vesting period.

Joint Venture

On March 12, 2020, the Company entered into a Farm-in and JV Agreement (the "Agreement") with Gabriel Kushnir Holdings Pty Ltd ("Kushnir"), whereby the Company intends to acquire a seventy-five percent interest in the Werribee Downs Project associated with a tenement EL006892 application in Australia (the "Tenement") for the purpose of mining minerals. The Company must incur minimum annual expenditures associated with the Tenement each year until the Company and Kushnir mutually decide to mine the Tenement, at which time, the Company and Kushnir will enter into a joint venture agreement in order to pursue potential development of all minerals in the Tenement. If the Company fails to provide the necessary annual minimum expenditures on the Tenement pursuant to the Mineral Resource Act 1990, the Company will forfeit its ability to receive the seventy-five percent interest in the Tenement. On March 31, 2020, the Company issued 2,500,000 shares of its common stock to Kushnir as consideration for the Agreement .

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

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the three months ended March 31, 2020 and 2019, the Company recorded retail sales of $0 and $0, respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the three months ended March 31, 2020 and 2019, the Company recorded wholesale sales of $756 and $41,554, respectively.

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

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the statement of operations, were $243 and $2,257 for the three months ended March 31, 2020 and 2019, respectively.

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

Results of Operations

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Reign Sapphires

The following discussion represents a comparison of our results of operations for the three months ended March 31, 2020 and 2019.  The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Net revenues	$756	$41,554
Cost of sales	263	9,250
Gross Profit	493	32,304
Operating expenses	90,924	201,159
Other expense	62,783	15,500
Net loss before income taxes and discontinued operations	$(153,214)	$(184,355)

Net Revenues

Net revenues decreased by $40,798, or 98.2%, to $756 for the three months ended March 31, 2020 from $41,554 for the three months ended March 31, 2019. The decrease in revenue is primarily the result of an decrease in wholesale revenue.

Cost of Sales

Cost of sales decreased by $8,987, or 97.2%, to $263 for the three months ended March 31, 2020 from $9,250 for the three months ended March 31, 2019. The decrease in cost of sales was primarily due to the reduced wholesale revenue. As a percentage of revenue, cost of sales was 34.8% and 22.3% resulting in a gross margin of 65.2% and 77.7% for the three months ended March 31, 2020 and 2019, respectively, primarily due to product mix.

Operating expenses

Operating expenses decreased by $110,235, or 54.8%, to $90,924 for the three months ended March 31, 2020 from $201,159 for the three months ended March 31, 2019 primarily due to decreases in marketing costs of $7,737, compensation costs of $81,652, rent of $813, depreciation and amortization costs of $9,738, professional fees of $13,596, travel expenses of $14,912, and general and administration costs of $11,945, offset primarily by increases in stock based compensation of $26,917, consulting costs of $2,377, and investor relations costs of $864, as a result of reorganizing our administrative infrastructure, primarily marketing costs, and refocusing our marketing initiatives to generate sales growth.

For the three months ended March 31, 2020, we had marketing expenses of $794, stock based compensation of $26,917, and general and administrative expenses of $63,213 primarily due to compensation costs of $9,665, consulting costs of $14,797, travel expenses of $2,919, rent of $10,520, professional fees of $12,801, depreciation and amortization costs of $9,800, investor relations costs of $1,139, and general and administration costs of $1,572 as a result of reorganizing our administrative infrastructure due to refocusing our marketing initiatives to generate anticipated sales growth.

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

Other (Income) Expense

Other expense for the three months ended March 31, 2020 totaled $62,783 primarily due to interest expense in conjunction with debt, compared to other expense of for three months ended March 31, 2019 totaled $15,500 primarily due to interest expense in conjunction with debt discount.

Net loss before income taxes and discontinued operations

Net loss before income taxes and discontinued operations for the three months ended March 31, 2020 totaled $153,214 primarily due to revenue of $756 and (increases/decreases) in compensation costs, stock based compensation, professional fees, marketing costs, investor relations costs, impairment charges, and general and administration costs compared to a loss of $184,355 for the three months ended March 31, 2019 primarily due to revenue of $41,554 and (increases/decreases) in compensation costs, stock based compensation, professional fees, marketing costs, investor relations costs, impairment charges, and general and administration costs.

Assets and Liabilities

Assets were $633,577 as of March 31, 2020. Assets consisted primarily of cash of $1,239, accounts receivable of $756, inventory of $587,847 which includes loose stones of $390,725, finished goods of $134,145, and samples inventory of $62,977, equipment of $2,765, intangible assets of $40,970. Liabilities were $3,203,045 as of March 31, 2020. Liabilities consisted primarily of due to related party of $1,198,998, accounts payable of $26,604, other current liabilities of $82,732, notes payable of $98,187, net of $0 of unamortized debt discount, and convertible notes of $1,796,524, net of $0 of unamortized debt discount.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $739 in the three months ended March 31, 2020 resulting from cash used in operating activities of $4,261 and cash provided by financing activities of $5,000.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Net cash provided by (used in):
Operating activities	$(4,261)	$(72,833)
Investing activities	—	100,000
Financing activities	5,000	(33,333)
	$739	$(6,166)

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Cash Flows from Operating Activities – For the three months ended March 31, 2020, net cash used in operating activities was $4,261. Net cash used in operations was primarily due to a net loss of $153,214, and the changes in operating assets and liabilities of $112,237, primarily due to the net changes in accounts payable of $16,121, due to related party of $33,827, inventory of $263, accounts receivable of $756, and other current liabilities of $62,782. In addition, net cash provided by operating activities was offset primarily by adjustments to reconcile net profit from the estimated fair value of stock issued for services of $26,916, depreciation expense of $345, and amortization expense of $9,455.

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

Cash Flows from Investing Activities – For the three months ended March 31, 2020, we had no net cash used in investing activities. For the three months ended March 31, 2019, net cash used in investing activities was $100,000 due to proceeds from sale of business.

Cash Flows from Financing Activities – For the three months ended March 31, 2020, net cash used in financing activities was $5,000 due to proceeds from short term convertible notes. For the three months ended March 31, 2019, net cash used in financing activities was $33,333 due to repayments of short-term notes.

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

Convertible Note Payable

On September 29, 2019 (“Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance of up to $125,000 aggregate principal amount of convertible promissory notes (the “Notes”) with Alpha Capital, Brio Capital, and Crossover Capital. As of March 31, 2020 and December 31, 2019, $75,020 and $70,020, respectively, was loaned, in aggregate, by the investors.

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

The January and February 2018 Convertible Notes mature on March 31, 2020, as amended on December 31, 2019, and provide for interest to accrue at an interest rate equal to 10% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Convertible Notes. The note is in default and the Company is currently in discussions to restructure the terms of the note. At any time after 180 days from the Issue Date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The conversion price for the principal and interest in connection with voluntary conversions by a holder of a Convertible Notes is $0.0025 per share, as amended on December 31, 2019, subject to adjustment as provided therein, such as stock splits and stock dividends. There is also a one-time interest charge of 10% due at maturity.

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

Due to Related Party

During the three months ended March 31, 2019, we received no advances from our CEO/director, incurred business expenses that were paid by the CEO/director of $57,975 (comprised of operating expenses) and had repayments of $24,147. We have a balance owed to the related party of $1,198,998 and $1,165,171 at March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, accrued compensation-related party was $0 and $0, respectively. At December 31, 2019, the CEO and Secretary forgave all deferred compensation totaling $1,499,750 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets.

Stock Transactions

On March 31, 2020, the Company issued a total of 2,500,000 restricted common shares to a third-party in conjunction with a joint venture, valued at $13,750 (based on the Company’s stock price on the measurement date).

On February 25, 2020, the Company issued a total of 5,000,000 restricted common shares to a third-party for outside consulting services with 1,666,666 shares vesting each month for three months. The Company recorded $13,166 in the three months ended March 31, 2020 (based on the Company’s stock price on the measurement date). The Company will value the shares at each vesting period and recognize expense for the portion of the shares earned.

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

Fiscal year end

Our fiscal year end is December 31.

Going Concern

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had an accumulated deficit of approximately $16,229,000 and $16,076,000 at March 31, 2020 and December 31, 2019, respectively, had a working capital deficit of $2,613,000 and $2,514,000 at March 31, 2020 and December 31, 2019, respectively, had a net loss of approximately $153,000 and net profit of approximately $54,000 for the three months ended March 31, 2020 and 2019, respectively, and net cash used in operating activities of approximately $4,000 and $73,000 for the three months ended March 31, 2020 and 2019, respectively.

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

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the three months ended March 31, 2020 and 2019, the Company recorded retail sales of $0 and $0, respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the three months ended March 31, 2020 and 2019, the Company recorded wholesale sales of $756 and $41,554, respectively.

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

Accounts Receivable

We record trade receivables when revenue is recognized. When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. At March 31, 2020 and December 31, 2019, we had no allowance for doubtful accounts. For the three months ended March 31, 2020 and 2019, there were no accounts written-off.

Deferred Revenue

Deferred revenue consists of customer orders paid in advance of the delivery of the order. The Company classifies deferred revenue as short-term as the typical order ships within three weeks of placing the order. Deferred revenue is recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met.

Inventories

Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Our inventory consists of loose sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of March 31, 2020, inventory consists of loose sapphire jewels, finished jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. We perform our own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, we review the inventory each quarter against industry prices from gem-guide and if there is a potential impairment, we would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessment of the sapphires could be significantly lower from the current estimated fair value. Our loose sapphire jewels do not degrade in quality over time.

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

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2020 and December 31, 2019, the fair value of inventory, accrued compensation - related party, and advance from shareholder approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Convertible Notes Payable

September 2019 Securities Purchase Agreement

On September 29, 2019 (“Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance of up to $125,000 aggregate principal amount of convertible promissory notes (the “Notes”) with Alpha Capital, Brio Capital, and Crossover Capital. As of March 31, 2020 and December 31, 2019, $75,020 and $70,020, respectively, was loaned, in aggregate, by the investors .

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

January and February 2018 Securities Purchase Agreement

In January and February 2018, the Company entered into Securities Purchase Agreements with respect to the sale and issuance to Crossover Capital Fund II, LLC (“Crossover”) totaling (i) 833,332 shares of the Company’s Common Stock; (ii) 3,000,000 redeemable shares, (iii) $294,000 aggregate principal amount of a convertible promissory note and (iv) Common Stock Purchase Warrants to purchase up to an aggregate of 1,960,000 shares of the Company’s common stock for a net aggregate consideration of $250,000 cash. The January and February 2018 Convertible Notes matured on March 31, 2020, as amended on December 31, 2019. The note is in default and the Company is currently in discussions to restructure the terms of the note and provides for interest to accrue at an interest rate equal to 18% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the January and February 2018 Convertible Notes. If the January and February 2018 Convertible Notes are prepaid on or prior to the maturity date, all of the Redeemable Shares shall be returned to the treasury shares of the Company, without any payment by the Company for the Redeemable Shares. Further, if the Company prepays a portion of the Note, but not the entire Note, on or before the maturity date, a pro rata portion of the Redeemable Shares shall be returned to the Company’s treasury in proportion to the prepayment amount as it relates to the entire January and February 2018 Convertible Notes balance. There is also a one-time interest charge of 10% due at maturity. The conversion price in effect on the January and February 2018 Convertible Notes is $0.0025 per share, as amended on December 31, 2019.

November 2017 Securities Purchase Agreement

We entered into a Securities Purchase Agreement with respect to the sale and issuance to certain institutional investors Alpha and Brio of up to (i) 833,354 shares of our common stock, (ii) $287,502 aggregate principal amount of secured convertible notes and (iii) common stock purchase warrants to purchase up to an aggregate of 3,593,776 shares of our common stock as defined in the Securities Purchase Agreement.   The aggregate cash subscription amount received by us from the purchasers for the issuance of the incentive shares, notes and warrants was approximately $250,005, which was issued at a $37,497 original issue discount from the face value of the note. The notes mature on March 31, 2020, as amended on December 31, 2019, and provide for interest to accrue at an interest rate equal to 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Convertible Notes. The note is in default and the Company is currently in discussions to restructure the terms of the note. The conversion price in effect on the November 2017 Convertible Notes is $0.0025 per share, as amended on December 31, 2019.

November 2016 Securities Purchase Agreement

As of December 31, 2016, the Purchasers of the December 2015 Securities Purchase Agreement previously exercised their right under Section 2.4 of the Purchase Agreement, in order to enter into a Subsequent Closing, as that term is defined in the Purchase Agreement, under the same terms as are included in the Purchase Agreement. The November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants were issued on November 10, 2016. November 2016 Purchasers received (i) November 2016 Incentive Shares at the rate of 2.8986 November 2016 Incentive Shares for each $1.00 of November 2016 Note principal issued to such November 2016 Purchaser; (ii) a November 2016 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s November 2016 Note; and (iii) November 2016 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s November 2016 Note principal amount divided by $0.12 (“November 2016 Purchaser Conversion Price”), the conversion price in effect on the November 2016 Initial Closing Date is $0.0025, as amended on December 31, 2019. The aggregate cash subscription amount received by the Company from the purchasers for the issuance of the November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants was approximately $244,945 which was issued at a $42,557 original issue discount from the face value of the November 2016 Note. The notes mature on March 31, 2020, as amended on December 31, 2019, and provide for interest to accrue at an interest rate equal to 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the November 2016 Notes. The note is in default and the Company is currently in discussions to restructure the terms of the note.

December 2015 Securities Purchase Agreement

As of December 31, 2016, we entered into a Securities Purchase Agreement (the “December 2015 Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha and Brio (collectively “December 2015 Purchasers”) of up to (i) 2,500,000 shares of our Common Stock (the “December 2015 Incentive Shares”); (ii) $862,500 aggregate principal amount of Secured Convertible Notes (the “December 2015 Notes”) and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 10,781,250, as amended, shares of our Common Stock (the “December 2015 Warrants”).  The December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants were issued on December 23, 2015 (the “December 2015 Original Issue Date”). December 2015 Purchasers received (i) December 2015 Incentive Shares at the rate of 2.8986 December 2015 Incentive Shares for each $1.00 of December 2015 Note principal issued to such December 2015 Purchaser; (ii) a December 2015 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s December 2015 Note; and (iii) December 2015 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s December 2015 Note principal amount divided by $0.12 (“December 2015 Purchaser Conversion Price”), the conversion price in effect on the December 2015 Initial Closing Date, as amended on December 31, 2019 to $0.0025, with a per share exercise price equal to $0.30, subject to adjustment. The aggregate cash subscription amount received by us from the purchasers for the issuance of the December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants was approximately $724,500 (the “Subscription Amount”) which was issued at a $138,000 original issue discount from the face value of the December 2015 Note. The notes matured on March 31, 2019, as amended on January 2, 2019. The notes mature on March 31, 2020, as amended on December 31, 2019, and provide for interest to accrue at an interest rate equal to 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the November 2016 Notes. The note is in default and the Company is currently in discussions to restructure the terms of the note.

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

Note Payable

On June 30, 2017, we entered into a Loan Agreement, a Secured Promissory Note (“Note”) and a personal guarantee with respect to the funding by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. Until December 31, 2018, we have the ability to request quarterly advances of up to the lesser of (i) $250,000 or (ii) one sixth (1/6) of the revenue reported in the Form 10-Q or 10-K for the previous calendar quarter or previous fiscal year, whichever is most recent, provided that such revenue generated a profit of at least 10 percent (10%). The investors may advance the funds in their absolute discretion. In June 2017, the Company was advanced $125,005. The Note shall become due and payable 18 months from each advance date. We must make payments to the investors in an amount of $350, including interest at 10% per annum, every business day from the date of the first advance, which shall be increased proportionately upon each advance. The Note is secured with our assets pursuant to a security agreement dated December 23, 2015. In addition, our CEO has personally guaranteed the Note. As additional consideration for the loan, the investors received 1,500,000 shares of restricted common stock, in aggregate, valued at $105,000 (based on our stock price on the date of grant) along with $2,500 in cash for reimbursement of expenses incurred and recorded as debt issuance costs of $107,500. The note payable balance net of debt discount of $0 at December 31, 2020 was $98,187 with an availability of $880,000 on the Note. In January 2019, the Company paid a principal payment of $33,333 against the note.

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

During the three months ended March 31, 2020, we received no advances from our CEO/director, incurred business expenses that were paid by the CEO/director of $57,975 (comprised of operating expenses) and had repayments of $24,147. We have a balance owed to the related party of $1,198,998 and $1,267,099 at March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, accrued compensation-related party was $0 and $0, respectively. At December 31, 2019, the CEO and Secretary forgave all deferred compensation totaling $1,499,750 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets.

Employment Agreements

We previously had a consulting agreement with our CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either us or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If we terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $0 and $45,000 for the three months ended March 31, 2020 and 2019, respectively. At December 31, 2019, the CEO and Secretary forgave all deferred compensation totaling $1,499,750 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets. In addition, we incurred employee benefits on behalf of the CEO totaling approximately $9,665 and $4,707 for the three months ended March 31, 2020 and 2019, respectively. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

We previously had a consulting agreement with our secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If we terminate the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $0 and $20,000 for the three months ended March 31, 2020 and 2019, respectively. At December 31, 2019, the CEO and Secretary forgave all deferred compensation totaling $487,000 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets. In addition, we incurred employee benefits on behalf of the Secretary totaling approximately $0 and $1,202 for the three months ended March 31, 2020 and 2019, respectively. Employee benefits include use of a car and car insurance.

Recent Accounting Pronouncements

Refer to Note 3 in the accompanying notes to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2020, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the three months ended March 31, 2020 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We will continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2020, the Company issued a total of 2,500,000 restricted common shares to a third-party in conjunction with a joint venture, valued at $13,750 (based on the Company’s stock price on the measurement date).

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company’s convertible notes matured on March 31, 2020. The convertible notes are in default and the Company is currently in discussions to restructure the terms of the convertible notes.

ITEM 4. MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended March 31, 2020, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

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

REIGN CORPORATION

Date: May 15, 2020	By:	/s/ Joseph Segelman
Joseph Segelman
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

