Form 10-Q
period 2020-06-30
Reign Resources Corp
filed 2020-08-07
CIK 1642159

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes     ☑  No

As of August 7, 2020, we had 95,772,408 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

REIGN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash	$910	$500
Accounts receivable	—	—
Inventory	587,847	588,110
Total current assets	588,757	588,610
Equipment, net	2,419	3,110
Intangible assets, net	31,516	50,425
Total assets	$622,692	$642,145

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$40,991	$10,483
Due to related party	1,209,952	1,165,171
Short term notes payable, less unamortized debt issuance costs of $0 and $0 at June 30, 2020 and December 31, 2019, respectively	98,187	98,187
Convertible notes payable	1,796,524	1,801,524
Other current liabilities	145,827	27,450
Total current liabilities	3,291,481	3,102,815
Total liabilities	3,291,481	3,102,815
Commitments and contingencies
Shareholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 1 and 1 share issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 95,772,408 and 81,272,408 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	9,578	8,128
Additional paid-in-capital	13,666,461	13,607,161
Accumulated deficit	(16,344,828)	(16,075,959)
Total shareholders’ deficit	(2,668,789)	(2,460,670)
Total liabilities and shareholders’ deficit	$622,692	$642,145

See accompanying notes to condensed consolidated financial statements

REIGN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019
Net revenues	$756	$105,883	$—	$64,329

Cost of sales	263	26,080	—	16,830

Gross profit	493	79,803	—	47,499

Operating expenses:
Advertising and marketing expenses	968	10,008	174	1,476
Stock based compensation - related party	43,250	—	16,333	—
General and administrative	101,266	339,968	38,053	147,340
Total operating expenses	145,484	349,976	54,560	148,816
Loss from operations	(144,991)	(270,173)	(54,560)	(101,317)

Other (income) expense:
Other income	(2,000)	—	(2,000)	—
Interest expense	125,878	31,000	63,095	15,500
Total other expense, net	123,878	31,000	61,095	15,500

Loss before income taxes and discontinued operations	(268,869)	(301,173)	(115,655)	(116,817)
Income taxes	—	—	—	—
Loss from continuing operations	(268,869)	(301,173)	(115,655)	(116,817)
Gain on disposal of discontinued operations	—	238,315	—	—

Net loss	$(268,869)	$(62,858)	$(115,655)	$(116,817)

Loss per share total
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	90,229,368	81,272,408	94,307,206	81,272,408

See accompanying notes to condensed consolidated financial statements

REIGN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of April 1, 2019	1	$—	81,272,408	$8,128	$9,277,899	$(12,947,309)	$(3,661,282)
Net loss, three months ended June 30, 2019	—	—	—	—	—	(116,818)	(116,818)
Balance as of June 30, 2019	1	$—	81,272,408	$8,128	$9,277,899	$(13,064,127)	$(3,778,100)

Balance as of April 1, 2020	1	$—	92,439,074	$9,244	$13,650,461	$(16,229,173)	$(2,569,468)
Shares issued for services	—	—	3,333,334	334	16,000	—	16,334
Net loss, three months ended June 30, 2020	—	—	—	—	—	(115,655)	(115,655)
Balance as of June 30, 2020	1	$—	95,772,408	$9,578	$13,666,461	$(16,344,828)	$(2,668,789)

	Preferred Stock		Common Stock		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of January 1, 2019	1	$—	81,272,408	$8,128	$9,277,899	$(13,001,269)	$(3,715,242)
Net loss, six months ended June 30, 2019	—	—	—	—	—	(62,858)	(62,858)
Balance as of June 30, 2019	1	$—	81,272,408	$8,128	$9,277,899	$(13,064,127)	$(3,778,100)

Balance as of January 1, 2020	1	$—	81,272,408	$8,128	$13,607,161	$(16,075,959)	$(2,460,670)
Shares issued in conversion of note payable	—	—	4,000,000	400	9,600	—	10,000
Shares issued in lieu of accrued interest	—	—	3,000,000	300	7,200	—	7,500
Shares issued for services	—	—	7,500,000	750	42,500	—	43,250
Net loss, six months ended June 30, 2020	—	—	—	—	—	(268,869)	(268,869)
Balance as of June 30, 2020	1	$—	95,772,408	$9,578	$13,666,461	$(16,344,828)	$(2,668,789)

See accompanying notes to condensed consolidated financial statements

REIGN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net (loss) profit	$(268,869)	$(62,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	691	6,301
Amortization expense	18,909	32,593
Gain on disposal of discontinued operations	—	(260,883)
Accretion of debt discount	—	18,500
Estimated fair market value of stock issued for services	43,250	—
Changes in operating assets and liabilities:
Inventory	263	23,994
Accounts payable	30,508	(13,104)
Due to related party	44,781	38,116
Accrued compensation - related party	—	130,000
Other current liabilities	125,877	22,447
Net cash used in operating activities	(4,590)	(64,894)

Cash flows from investing activities:
Proceeds from sale of business	—	100,000
Net cash provided by investing activities	—	100,000

Cash flows from financing activities:
Proceeds from short-term convertible notes	5,000	—
Repayments of short term notes	—	(33,333)
Net cash provided by (used in) financing activities	5,000	(33,333)

Net increase (decrease) in cash	410	1,773

Cash at beginning of period	500	7,497
Cash at end of period	$910	$9,270

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Shares issued in conversion of note payable	$10,000	$—
Shares issued in extinguishment of debt	$7,500	$—

See accompanying notes to condensed consolidated financial statements

REIGN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREEAND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

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

On November 13, 2019, the Company changed its corporate name to Reign Resources Corporation.

On February 18, 2020, the Company’s board of directors and majority voting shareholder approved an amendment to the Company’s certificate of incorporation, in order to increase the number of authorized shares of the Company’s common stock, par value $0.0001 per share, from 150,000,000, to 1,000,000,000. On May 12, 2020, the Company received the amended certificate of incorporation from the Delaware Secretary of State, citing the increase in the Company’s authorized common shares from 150,000,000 to 1,000,000,000.

NOTE 2 – BASIS OF PRESENTATION

The included (a) condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of June 30, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2019 and 2018 audited financial statements filed on Form 10-K on March 30, 2020. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed consolidated financial statements which substantially duplicate the disclosure contained in the financial statements as reported in the Annual Report on Form 10-K for the year ended December 31, 2019 as filed on March 30, 2020, have been omitted.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $16,345,000 and $16,076,000 at June 30, 2020 and December 31, 2019, respectively, had a working capital deficit of approximately $2,703,000 and $2,514,000 at June 30, 2020 and December 31, 2019, respectively, had a net loss of approximately $269,000 and $63,000 for the six months ended June 30, 2020 and 2019, respectively, and net cash used in operating activities of approximately $5,000 and $65,000 for the six months ended June 30, 2020 and 2019, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were recorded of approximately $0 and $1,000, and $1,000 and $10,000 for the three and six months ended June 30, 2020 and 2019, respectively.

Comprehensive Income

Comprehensive income is reported in accordance with FASB ASC Topic 220 “Comprehensive Income,” which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in shareholders’ equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends). Generally, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. There are no items other than net loss affecting comprehensive loss for the three and six months ended June 30, 2020 and 2019.

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

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the three and six months ended June 30, 2020 and 2019, the Company recorded retail sales of $0 and $0, and $0 and $0, respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the three and six months ended June 30, 2020 and 2019, the Company recorded wholesale sales of $0 and $756, and $64,329 and $105,883, respectively.

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

Deferred revenue

Deferred revenue consists of customer orders paid in advance of the delivery of the order. Deferred revenue is classified as short-term as the typical order ships within approximately three weeks of placing the order. Deferred revenue is recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met. Deferred revenue totaling $0 and $0 as of June 30, 2020 and December 31, 2019, respectively.

Inventories

Reign Sapphire

Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of June 30, 2020 and December 31, 2019, the Company carried primarily loose sapphire jewels, jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of June 30, 2020. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time. The estimated fair value per management’s internal assessment is greater than the cost, therefore, there is no indicator of impairment as of June 30, 2020.

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

Impairment of Long-lived Assets and Goodwill

We evaluate goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount. The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. There was no impairment charge for the three and six months ended June 30, 2020 and 2019.

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There was no impairment charge for the three and six months ended June 30, 2020 and 2019.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2020 and December 31, 2019, the fair value of cash, accounts receivable, accounts payable, accrued expenses, notes payable, and convertible debt approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. There were no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The estimated fair value of stock issued for services and the embedded derivative liabilities are recognized at fair value on a recurring basis at June 30, 2020 and are Level 3 measurements (see Note 8). There have been no transfers between levels.

The derivatives are evaluated under the hierarchy of ASC 480-10, ASC Paragraph 815-25-1 and ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of the Level 3 financial instruments was performed internally by the Company using Monte Carlo valuation method.

The following table summarize the Company’s fair value measurements by level at June 30, 2020 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Estimated fair value of stock issued for services	$43,250	$—	$—

The following table summarize the Company’s fair value measurements by level at June 30, 2019 for the assets measured at fair value on a recurring basis:

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

The total number of potential additional dilutive securities outstanding for the three and six months ended June 30, 2020 and 2019, was none since the Company had net losses and any additional potential common shares would have an anti-dilutive effect.

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

The Company had one customer that accounted for all revenues for the three and months ended June 30, 2020 and 2019. The Company had no customers that accounted for 10% or more of total accounts receivable at June 30, 2020 and December 31, 2019.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Fair Value Measurements

In August 2018, the FASB amended "Fair Value Measurements" to modify the disclosure requirements related to fair value. The amendment removes requirements to disclose (1) the amount of and reasons for transfers between levels 1 and 2 of the fair value hierarchy, (2) our policy related to the timing of transfers between levels, and (3) the valuation processes used in level 3 measurements. It clarifies that, for investments measured at net asset value, disclosure of liquidation timing is only required if the investee has communicated the timing either to us or publicly. It also clarifies that the narrative disclosure of the effect of changes in level 3 inputs should be based on changes that could occur at the reporting date. The amendment adds a requirement to disclose the range and weighted average of significant unobservable inputs used in level 3 measurements. The guidance is effective for the Company with the Company’s quarterly filing for the period ended June 30, 2020 and the Company will make the required disclosure changes in that filing. Adoption will not have an impact on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

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

NOTE 4 – INVENTORIES

Inventories consisted of the following as of:

	June 30, 2020	December 31, 2019

Loose stones	$390,725	$390,988
Finished goods	134,145	134,145
Samples	62,977	62,977
Total	$587,847	$588,110

NOTE 5 – PROPERTY AND Equipment

Property and equipment consisted of the following as of:

	Estimated Life	June 30, 2020	December 31, 2019

Office equipment	5 years	$5,481	$5,481
Computer equipment	3 years	40,171	40,171
Accumulated depreciation		(43,233)	(42,542)
Total		$2,419	$3,110

Depreciation expense was $346 and $691 and $3,059 and $6,301 for the three and six months ended June 30, 2020 and 2019, respectively, and is classified in general and administrative expenses in the condensed consolidated Statements of Operations.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Estimated Life	June 30, 2020	December 31, 2019

Trademarks	3.3 – 4.5 years	$260,000	$260,000
Accumulated amortization		(228,484)	(209,575)
Total		$31,516	$50,425

Future amortization expense related to intangible assets are approximately as follows:

Intangible Assets
2020	$18,910
2021	12,606
$31,516

Amortization expense was $9,455 and $18,909 and $16,297 and $32,593 for the three and six months ended June 30, 2020 and 2019, and is classified in general and administrative expenses in the condensed consolidated Statements of Operations.

NOTE 7 – DUE TO RELATED PARTY

During the six months ended June 30, 2020, the Company received no advances from Joseph Segelman, the Company’s CEO, incurred business expenses that were paid by the CEO/director of $115,482 (comprised of operating expenses) and had repayments of $70,700. The Company has a balance owed to the related party of $1,209,952 and $1,165,171 at June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, accrued compensation-related party was $0 and $0, respectively. At December 31, 2019, the CEO and Secretary forgave all deferred compensation totaling $1,499,750 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	June 30, 2020	December 31, 2019
September 2019 Notes, issued September 29, 2019, with a maturity date of September 29, 2020, with an interest rate of 15%.	$75,020	$70,020
January and February 2018 Notes, issued January 3, 2018 and February 16, 2018, respectively, with a maturity date of March 31, 2020, as amended, with an interest rate of 10%.	294,000	294,000
November 2017 Notes, issued November 10, 2017, with a maturity date of March 31, 2020, as amended, bearing no interest, and secured by substantially all of the Company’s assets and guarantees of payment by the Company's CEO, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by the Company's CEO.	287,502	287,502
November 2016 Notes, issued November 10, 2016, with a maturity date of March 31, 2020, as amended, bearing no interest, and secured by substantially all of the Company’s assets and guarantees of payment by the Company's CEO, and ASC.	287,502	287,502
December 2015 Notes, issued December 23, 2015, with a maturity date of March 31, 2020, as amended, bearing no interest, and secured by substantially all of the Company’s assets and guarantees of payment by the Company's CEO, and ASC.	852,500	862,500
Total convertible notes payable	1,796,524	1,801,524
Debt discount	—	—
Convertible notes payable, net of unamortized debt discount	$1,796,524	$1,801,524

The following represents a summary of the convertible debt terms at June 30, 2020:

	Amount of Notes	Debt Discount	Maturity Dates thru	Conversion Price

September 2019 Notes	$75,020	$—	9/29/2020	$0.0025
January and February 2018 Notes	294,000	—	3/31/2020	$0.0025
November 2017 Notes	287,502	—	3/31/2020	$0.0025
November 2016 Notes	287,502	—	3/31/2020	$0.0025
December 2015 Notes	852,500	—	3/31/2020	$0.0025
Total	$1,796,524	$—

September 2019 Notes

On September 29, 2019 (“Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance of up to $125,000 aggregate principal amount of convertible promissory notes (the “Notes”) with Alpha Capital, Brio Capital, and Crossover Capital. As of June 30, 2020 and December 31, 2019, $75,020 and $70,020, respectively, was loaned, in aggregate, by the investors.

On June 29, 2020, Alpha Capital Anstalt assigned all of its debt and common shares to Osher Capital Partners LLC.

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

The exercise price for the Warrants is $0.15, subject to adjustment, are exercisable for five years after the date of the Warrants and are exercisable in whole or in part, as either a cash exercise or as a “cashless” exercise. On June 26, 2020, the noteholder agreed to cancel all of its warrants resulting in no financial impact to the Company.

Purchaser Conversion

The January and February 2018 Convertible Notes purchaser has the right at any time after 180 days after the issue date until the outstanding balance of the Note has been paid in full, to convert the outstanding principal balance and accrued interest into shares of common stock of the Company divided by the January and February 2018 Convertible Notes purchaser conversion price of $0.08, subject to potential future adjustments, such as stock splits and stock dividends. If the total outstanding balance of the November 2017 Note were convertible as of June 30, 2020, the November 2017 Note would have been convertible into 3,675,000 shares of our common stock. No derivative liability has been recorded as of June 30, 2020, as conversion was contingent. On the 180th day, the conversion feature will be a derivative and recorded as interest expense. Subsequent to September 30, 2018, the 180 day period has expired and the Company has determined the fair value of the derivative to be immaterial.

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

Warrants

The Company calculates the fair value of the Warrants at $95,324 and $65,292 at January 3, 2018 and February 16, 2018, respectively, using the Black-Scholes option-pricing method. The Black-Scholes option-pricing method requires the use of subjective assumptions, including stock price volatility, the expected life of stock options, risk free interest rate and the fair value of the underlying common stock on the date of grant. On June 26, 2020, the noteholder agreed to cancel all of its warrants resulting in no financial impact to the Company.

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

The Company recorded debt discount accretion of $0 and $0, and $0 and $0 to interest expense in the condensed consolidated Statements of Operations during the three and six months ended June 30, 2020 and 2019, respectively, and has $0 of unamortized debt discount remaining as of June 30, 2019.

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

On June 29, 2020, Alpha Capital Anstalt assigned all of its debt and common shares to Osher Capital Partners LLC.

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

As of June 30, 2020 and December 31, 2019, the Optional Redemption was fair valued to be $0, respectively. During the three and six months ended June 30, 2020 and 2019, the Company recorded $0 and $0, and $0 and $0, respectively, on Optional Redemption valuation.

Purchaser Conversion

The November 2017 Purchaser has the right at any time after the November 2017 Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“November 2017 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “November 2017 Conversion Amount”) divided by the November 2017 Purchaser Conversion Price of $0.08, subject to potential future adjustments described below. If the total outstanding balance of the November 2017 Note were convertible as of June 30, 2020, the November 2017 Note would have been convertible into 3,593,776 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet at its fair value of $165,000 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. At June 30, 2020, the embedded derivative was re-measured at fair value that was determined to be $0. During the three and six months ended June 30, 2020 and 2019, the Company recorded no change, respectively, on embedded derivative re-valuation.

On November 16, 2017, the November 2017 Notes were modified in accordance with ASC 470-50-40 and ASC 815 and the Company re-measured the embedded derivative at fair value, which was determined to be $155,000 and recorded a modification of derivative liability charge of $5,000.

On January 25, 2018, the November 2017 Notes, November 2016 Notes, and December 2015 Notes were again modified in accordance with ASC 470-50-40 and ASC 815 in which the Company issued a total of 2,395,650 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date) in consideration of the maturity date of the outstanding November 2017, November 2016, and December 2015 convertible notes being extended to December 31, 2018. The Company re-measured the embedded derivative at fair value just prior to and subsequent to the modification and recorded an extinguishment of debt of $12,000 in the three months ended June 30, 2018. In addition, the value of the restricted common shares of $263,522 was recorded as an extinguishment of debt in the three months ended June 30, 2018.

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

On June 26, 2020, the noteholder agreed to cancel all of its warrants resulting in no financial impact to the Company.

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

On June 29, 2020, Alpha Capital Anstalt assigned all of its debt and common shares to Osher Capital Partners LLC.

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

As of June 30, 2020 and December 31, 2019, the Optional Redemption was recorded as a derivative liability on the condensed consolidated Balance Sheets using “Black Scholes Merton Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $35,015 and was re-measured at fair value to be $0 at June 30, 2020 and December 31, 2019. During the three and six months ended June 30, 2020 and 2019, the Company recorded $0 and $0, and $0 and $0, respectively, on Optional Redemption valuation.

Purchaser Conversion

The November 2016 Purchaser has the right at any time after the November 2016 Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“November 2016 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “November 2016 Conversion Amount”) divided by the November 2016 Purchaser Conversion Price of $0.08, as amended on May 30, 2017, subject to potential future adjustments described below. If the total outstanding balance of the November 2016 Note were convertible as of June 30, 2020, the November 2016 Note would have been convertible into 3,593,775 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet at its fair value of $32,016 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. At June 30, 2020, the embedded derivative was re-measured at fair value that was determined to be $0. During the three and six months ended June 30, 2020 and 2019, the Company recorded $0 and $0, and $0 and $0, respectively, on embedded derivative re-valuation, respectively.

On January 25, 2018, the November 2017 Notes, November 2016 Notes, and December 2015 Notes were again modified in accordance with ASC 470-50-40 and ASC 815 in which the Company issued a total of 2,395,650 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date) in consideration of the maturity date of the outstanding November 2017, November 2016, and December 2015 convertible notes being extended to December 31, 2018. The Company re-measured the embedded derivative at fair value just prior to and subsequent to the modification and recorded an extinguishment of debt of $12,000 in the three and six months ended June 30, 2018. In addition, the value of the restricted common shares of $263,522 was recorded as an extinguishment of debt in the three and six months ended March 31, 2018.

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

On June 26, 2020, the noteholder agreed to cancel all of its warrants resulting in no financial impact to the Company.

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

The Company recorded debt discount accretion of $0 and $0, and $0 and $0, to interest expense in the condensed consolidated Statements of Operations during the three and six months ended June 30, 2020 and 2019, respectively, and has an unamortized debt discount of $0 as of June 30, 2020.

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

On June 29, 2020, Alpha Capital Anstalt assigned all of its debt and common shares to Osher Capital Partners LLC.

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

As of December 31, 2016, the Optional Redemption was recorded as a derivative liability on the condensed consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $199,150 and was re-measured at fair value to be $0 at June 30, 2020 and December 31, 2019. During the three and six months ended June 30, 2020 and 2019, the Company recorded $0 and $0, and $0 and $0, respectively, on Optional Redemption valuation.

December 2015 Purchaser Conversion

The December 2015 Purchaser has the right at any time after the December 2015 Original Issue Date until the outstanding balance of the December 2015 Note has been paid in full, to convert all or any part of the outstanding balance into shares (“December 2015 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “December 2015 Conversion Amount”) divided by the December 2015 Purchaser Conversion Price of $0.08, as amended on May 30, 2017, subject to potential future adjustments described below. If the total outstanding balance of the Note were convertible as of June 30, 2020, the December 2015 Note would have been convertible into 10,781,250 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The original fair value of the derivative was $88,983 and at March 31, 2019, the embedded derivative was re-measured at fair value that was determined to be $0. During the three and six months ended June 30, 2020 and 2019, the Company recorded $0 and $0, and $0 and $0, on embedded derivative re-valuation, respectively.

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

On June 26, 2020, the noteholder agreed to cancel all of its warrants resulting in no financial impact to the Company.

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

The Company recorded debt discount accretion of $0 and $0, and $0 and $0, to interest expense in the condensed consolidated Statements of Operations during the three and six months ended June 30, 2020 and 2019, respectively, and has no unamortized debt discount remaining as of June 30, 2020.

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

On June 29, 2020, Alpha Capital Anstalt assigned all of its debt and common shares to Osher Capital Partners LLC.

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

On February 25, 2020, the Company issued a total of 5,000,000 restricted common shares to a third-party for outside consulting services with 1,666,666 shares vesting each month for three months. The Company recorded $16,334 and $13,166 in the three and six months ended June 30, 2020 (based on the Company’s stock price on the measurement date). The Company valued the shares at each vesting period and recognized expense for the portion of the shares earned.

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

As of March 31, 2018, the Company issued a total of 100,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $0 and $0, and $0 and $3,750 under general and administrative expenses in the accompanying condensed consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, respectively, with $0 remaining to be amortized. As of June 30, 2019, the Advisors had vested in 100,000 shares with 0 shares to vest over the remaining vesting period.

As of March 31, 2018, the Company previously granted to its CEO, options to purchase 10,000,000 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The Black-Scholes option-pricing model used the following weighted average assumptions as of December 31, 2016: (i) no dividend yield for each year, (ii) volatility of 35.6 percent, (iii) risk-free interest rate of 1.87 percent, (iv) stock price of $0.25, (v) exercise price of $0.005, and (vi) expected life of 6.0 years. The options will vest 50% on the first anniversary of the grant date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the grant date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by the Company from the grant date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of the Company’s common stock subject to the option shall fully vest if the Company shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by the Company pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the grant date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. The Company recognized expense of $0 and $0, and $0 and $0 for the three and six months ended June 30, 2020 and 2019, respectively, within stock based compensation – related party in the accompanying condensed consolidated Statements of Operations with no amounts remaining to be recognized.

The following represents a summary of the Options outstanding at June 30, 2020 and changes during the period then ended:

		Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value *
Outstanding at January 1, 2019	10,000,000	$0.005	$120,000
Granted	—	—	—
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at December 31, 2019	10,000,000	$0.005	$40,000
Granted	—	—	—
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at June 30, 2020	10,000,000	$0.005	$66,000
Exercisable at June 30, 2020	10,000,000	$—	$—
Expected to be vested	—	$—	$—
* Based on the Company’s stock price on June 30, 2020, December 31, 2019, and January 1, 2019, respectively.

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

Employment Agreements

The Company previously had a consulting agreement with its CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If the Company terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $0 and $0, and $45,000 and $90,000 for the three and six months ended June 30, 2020 and 2019, respectively. At December 31, 2019, the CEO forgave all deferred compensation totaling $1,499,750 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets. In addition, we incurred employee benefits on behalf of the CEO totaling approximately $3,673 and $13,338, and $1,261 and $4,868 for the three and six months ended June 30, 2020 and 2019, respectively. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

The Company previously had a consulting agreement with its secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If the Company terminates the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $0 and $0, and $20,000 and $40,000 for the three and six months ended June 30, 2020 and 2019, respectively. At December 31, 2019, the Secretary forgave all deferred compensation totaling $487,000 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets. In addition, we incurred employee benefits on behalf of the Secretary totaling approximately $0 and $0, and $1,832 and $3,634 for the three and months ended June 30, 2020 and 2019, respectively. Employee benefits include use of a car and car insurance.

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019

Loss from continuing operations	$(268,869)	$(301,173)	$(115,655)	$(116,817)
Gain of disposal of discontinued operations	—	238,315	—	—
Net income (loss) attributable to the common stockholders	$(268,869)	$(62,858)	$(115,655)	$(116,817)

Basic weighted average outstanding shares of common stock	90,229,368	81,272,408	94,307,206	81,272,408
Dilutive effect of options and warrants	—	—	—	—
Diluted weighted average common stock and common stock equivalents	90,229,368	81,272,408	94,307,206	81,272,408

Loss per share:
Net loss per share total, basic and diluted	$0.00	$0.00	$0.00	$0.00

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has month-to month leases for its headquarters and its sales and marketing office. The total rent is approximately $1,955 per month.

Rent expense was approximately $5,400 and $15,920, and $11,232 and $22,564 for the three and six months ended June 30, 2020 and 2019, respectively.

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

NOTE 15 – SUBSEQUENT EVENTS

There were no other events subsequent to June 30, 2020, and up to the date of this filing that would require disclosure.

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

On November 13, 2019, the Company changed its corporate name to Reign Resources Corporation.

On February 18, 2020, the Company's board of directors and majority voting shareholder approved an amendment to the Company's certificate of incorporation, in order to increase the number of authorized shares of the Company's common stock, par value $0.0001 per share, from 150,000,000, to 1,000,000,000. On May 12, 2020, the Company received the amended certificate of incorporation from the Delaware Secretary of State, citing the increase in the Company's authorized common shares from 150,000,000 to 1,000,000,000.

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

On September 29, 2019 (“Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance of up to $125,000 aggregate principal amount of convertible promissory notes (the “Notes”) with Alpha Capital, Brio Capital, and Crossover Capital. As of June 30, 2020 and December 31, 2019, $75,020 and $70,020, respectively, was loaned, in aggregate, by the investors.

On June 29, 2020, Alpha Capital Anstalt assigned all of its debt and common shares to Osher Capital Partners LLC.

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

The exercise price for the Warrants is $0.15, subject to adjustment, are exercisable for five years after the date of the Warrant and are exercisable in whole or in part, as either a cash exercise or as a “cashless” exercise. On June 26, 2020, the noteholder agreed to cancel all of its warrants resulting in no financial impact to the Company.

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

On June 29, 2020, Alpha Capital Anstalt assigned all of its debt and common shares to Osher Capital Partners LLC.

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

On February 25, 2020, the Company issued a total of 5,000,000 restricted common shares to a third-party for outside consulting services with 1,666,666 shares vesting each month for three months. The Company recorded $16,334 and $13,166 in the three and six months ended June 30, 2020 (based on the Company’s stock price on the measurement date). The Company valued the shares at each vesting period and recognized expense for the portion of the shares earned.

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

As of March 31, 2018, the Company issued a total of 100,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $0 and $0, and $0 and $0 under general and administrative expenses in the accompanying condensed consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, respectively, with $0 remaining to be amortized. As of June 30, 2019, the Advisors had vested in 100,000 shares with 0 shares to vest over the remaining vesting period.

Joint Venture

On March 12, 2020, the Company entered into a Farm-in and JV Agreement (the "Agreement") with Gabriel Kushnir Holdings Pty Ltd ("Kushnir"), whereby the Company intends to acquire a seventy-five percent interest in the Werribee Downs Project associated with a tenement EL006892 application in Australia (the "Tenement") for the purpose of mining minerals. The Company must incur minimum annual expenditures associated with the Tenement each year until the Company and Kushnir mutually decide to mine the Tenement, at which time, the Company and Kushnir will enter into a joint venture agreement in order to pursue potential development of all minerals in the Tenement. If the Company fails to provide the necessary annual minimum expenditures on the Tenement pursuant to the Mineral Resource Act 1990, the Company will forfeit its ability to receive the seventy-five percent interest in the Tenement. On March 31, 2020, the Company issued 2,500,000 shares of its common stock to Kushnir as consideration for the Agreement ..

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

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the three and six months ended June 30, 2020 and 2019, the Company recorded retail sales of $0 and $0, and $0 and $0, respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the three and six months ended June 30, 2020 and 2019, the Company recorded wholesale sales of $0 and $756, and $64,329 and $105,883, respectively.

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

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the statement of operations, were $0 and $242, and $2,292 and $34 for the three and six months ended June 30, 2020 and 2019, respectively.

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

Results of Operations

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

The following discussion represents a comparison of our results of operations for the three months ended June 30, 2020 and 2019.  The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019

Net revenues	$—	$64,329
Cost of sales	—	16,830
Gross Profit	—	47,499
Operating expenses	54,560	148,816
Other expense	61,095	15,500
Net loss before income taxes and discontinued operations	$(115,655)	$(116,817)

Net Revenues

Net revenues decreased by $64,329, or 100.0%, to $0 for the three months ended June 30, 2020 from $64,329 for the three months ended June 30, 2019. The decrease in revenue is primarily the result of a decrease in wholesale revenue.

Cost of Sales

Cost of sales decreased by $16,830, or 100.0%, to $0 for the three months ended June 30, 2020 from $16,830 for the three months ended June 30, 2019. The decrease in cost of sales was primarily due to the reduced wholesale revenue. As a percentage of revenue, cost of sales was 0.0% and 26.2% resulting in a gross margin of 0.0% and 73.8% for the three months ended June 30, 2020 and 2019, respectively, primarily due to product mix.

Operating expenses

Operating expenses decreased by $94,256, or 63.3%, to $54,560 for the three months ended June 30, 2020 from $148,816 for the three months ended June 30, 2019 primarily due to decreases in marketing costs of $1,302, compensation costs of $77,292, rent of $5,832, depreciation and amortization costs of $9,555, travel expenses of $13,661, and general and administration costs of $4,625, offset primarily by increases in stock based compensation of $16,333, consulting costs of $888, professional fees of $290, and investor relations costs of $500, as a result of reorganizing our administrative infrastructure, primarily marketing costs, and refocusing our marketing initiatives to generate sales growth.

For the three months ended June 30, 2020, we had marketing expenses of $174, stock based compensation of $16,333, and general and administrative expenses of $38,053 primarily due to compensation costs of $3,673, consulting costs of $888, travel expenses of $444, rent of $5,400, professional fees of $16,500, depreciation and amortization costs of $9,801, investor relations costs of $500, and general and administration costs of $847 as a result of reorganizing our administrative infrastructure due to refocusing our marketing initiatives to generate anticipated sales growth.

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

Other (Income) Expense

Other expense for the three months ended June 30, 2020 totaled $61,095 primarily due to interest expense in conjunction with debt, compared to other expense of for three months ended June 30, 2019 totaled $15,500 primarily due to interest expense in conjunction with debt discount of $9,250 and interest expense on notes payable of $6,250.

Net loss before income taxes and discontinued operations

Net loss before income taxes and discontinued operations for the three months ended June 30, 2020 totaled $115,655 primarily due to revenue of $0 and (increases) in compensation costs, stock based compensation, professional fees, marketing costs, investor relations costs, impairment charges, and general and administration costs compared to a loss of $116,817 for the three months ended June 30, 2019 primarily due to revenue of $64,329 and (increases) in compensation costs, stock based compensation, professional fees, marketing costs, investor relations costs, impairment charges, and general and administration costs.

Assets and Liabilities

Assets were $622,692 as of June 30, 2020. Assets consisted primarily of cash of $910, accounts receivable of $0, inventory of $587,847 which includes loose stones of $390,725, finished goods of $134,145, and samples inventory of $62,977, equipment of $2,419, and intangible assets of $31,516. Liabilities were $3,291,481 as of June 30, 2020. Liabilities consisted primarily of due to related party of $1,209,952, accounts payable of $40,991, other current liabilities of $145,827, notes payable of $98,187, net of $0 of unamortized debt discount, and convertible notes of $1,796,524, net of $0 of unamortized debt discount.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

The following discussion represents a comparison of our results of operations for the six months ended June 30, 2020 and 2019.  The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Net revenues	$756	$105,883
Cost of sales	263	26,080
Gross Profit	493	79,803
Operating expenses	145,484	349,976
Other expense	123,878	31,000
Net loss before income taxes and discontinued operations	$(268,869)	$(301,173)

Net Revenues

Net revenues decreased by $105,127, or 99.3%, to $756 for the six months ended June 30, 2020 from $105,883 for the six months ended June 30, 2019. The decrease in revenue is primarily the result of the decrease in wholesale revenue.

Cost of Sales

Cost of sales decreased by $25,817, or 99.0%, to $263 for the six months ended June 30, 2020 from $26,080 for the six months ended June 30, 2019. The decrease in cost of sales was primarily due to the reduced cost of product, offset partially by the decrease in revenue. As a percentage of revenue, cost of sales was 87.7% and 24.6% resulting in a gross margin of 12.3% and 75.4% for the six months ended June 30, 2020 and 2019, respectively, primarily due to the decrease in revenue.

Operating expenses

Operating expenses decreased by $204,492, or 58.4%, to $145,484 for the six months ended June 30, 2020 from $349,976 for the six months ended June 30, 2019 primarily due to decreases in compensation costs of $158,945, marketing costs of $9,040, travel expenses of $28,574, depreciation and amortization costs of $19,294, professional fees of $13,306, rent of $6,644, and general and administration costs of $16,568, offset primarily by increases in stock based compensation of $43,250, consulting costs of $3,265, and investor relations costs of $1,364, as a result of reorganizing our administrative infrastructure, primarily marketing costs, and refocusing our marketing initiatives to generate sales growth.

For the six months ended June 30, 2020, we had marketing expenses of $968, stock based compensation of $43,250, and general and administrative expenses of $101,266 primarily due to compensation costs of $13,338, consulting costs of $15,685, travel expenses of $3,363, rent of $15,920, professional fees of $29,301, depreciation and amortization costs of $19,600, investor relations costs of $1,639, and general and administration costs of $2,420 as a result of reorganizing our administrative infrastructure due to refocusing our marketing initiatives to generate anticipated sales growth.

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

Other (Income) Expense

Other expense for the six months ended June 30, 2020 totaled $123,878 primarily due to interest expense on notes payable of $125,878 and other income of $2,000, compared to other expense of $31,000 for the six months ended June 30, 2019 primarily due to interest expense in conjunction with debt discount of $18,500 and interest expense on notes payable of $12,500.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $410 in the six months ended June 30, 2020 resulting from cash used in operating activities of $4,590 and cash provided by financing activities of $5,000.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Net cash provided by (used in):
Operating activities	$(4,590)	$(64,894)
Investing activities	—	100,000
Financing activities	5,000	(33,333)
	$410	$1,773

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Cash Flows from Operating Activities – For the six months ended June 30, 2020, net cash used in operating activities was $4,590. Net cash used in operations was primarily due to a net loss of $268,869, and the changes in operating assets and liabilities of $201,429, primarily due to the net changes in accounts payable of $30,508, due to related party of $44,781, inventory of $263, and other current liabilities of $125,877. In addition, net cash provided by operating activities was offset primarily by adjustments to reconcile net profit from the estimated fair value of stock issued for services of $43,250, depreciation expense of $691, and amortization expense of $18,909.

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

Cash Flows from Investing Activities – For the six months ended June 30, 2020, we had no net cash used in investing activities. For the six months ended June 30, 2019, net cash provided by investing activities was $100,000 due to proceeds from sale of business.

Cash Flows from Financing Activities – For the six months ended June 30, 2020, net cash provided by financing activities was $5,000 due to proceeds from short term convertible notes. For the six months ended June 30, 2019, net cash used in financing activities was $33,333 due to repayments of short-term notes.

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

Convertible Note Payable

On September 29, 2019 (“Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance of up to $125,000 aggregate principal amount of convertible promissory notes (the “Notes”) with Alpha Capital, Brio Capital, and Crossover Capital. As of June 30, 2020 and December 31, 2019, $75,020 and $70,020, respectively, was loaned, in aggregate, by the investors.

On June 29, 2020, Alpha Capital Anstalt assigned all of its debt and common shares to Osher Capital Partners LLC.

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

The exercise price for the Warrants is $0.15, subject to adjustment, are exercisable for five years after the date of the Warrant and are exercisable in whole or in part, as either a cash exercise or as a “cashless” exercise. On June 26, 2020, the noteholder agreed to cancel all of its warrants resulting in no financial impact to the Company.

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

On June 29, 2020, Alpha Capital Anstalt assigned all of its debt and common shares to Osher Capital Partners LLC.

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

Due to Related Party

During the six months ended June 30, 2020, we received no advances from our CEO/director, incurred business expenses that were paid by the CEO/director of $115,482 (comprised of operating expenses) and had repayments of $70,700. We have a balance owed to the related party of $1,209,952 and $1,165,171 at June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, accrued compensation-related party was $0 and $0, respectively. At December 31, 2019, the CEO and Secretary forgave all deferred compensation totaling $1,499,750 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets.

Stock Transactions

On March 31, 2020, the Company issued a total of 2,500,000 restricted common shares to a third-party in conjunction with a joint venture, valued at $13,750 (based on the Company’s stock price on the measurement date).

On February 25, 2020, the Company issued a total of 5,000,000 restricted common shares to a third-party for outside consulting services with 1,666,666 shares vesting each month for three months. The Company recorded $16,334 and $13,166 in the three and six months ended June 30, 2020 (based on the Company’s stock price on the measurement date). The Company valued the shares at each vesting period and recognized expense for the portion of the shares earned.

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

As of March 31, 2018, the Company issued a total of 100,000 restricted common shares to members of its advisory committee (“Advisors”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $0 and $0, and $0 and $3,750 under general and administrative expenses in the accompanying condensed consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, respectively with $0 remaining to be amortized. As of June 30, 2019, the Advisors had vested in 100,000 shares with 0 shares to vest over the remaining vesting period.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of our business.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had an accumulated deficit of approximately $16,345,000 and $16,076,000 at June 30, 2020 and December 31, 2019, respectively, had a working capital deficit of $2,703,000 and $2,514,000 at June 30, 2020 and December 31, 2019, respectively, had a net loss of approximately $116,000 and $269,000, and $117,000 and $63,000 for the three and six months ended June 30, 2020 and 2019, respectively, and net cash used in operating activities of approximately $5,000 and $65,000 for the six months ended June 30, 2020 and 2019, respectively.

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

We generate all of our revenue from contracts with customers. We recognize revenue when we satisfy a performance obligation by transferring control of the promised services to a customer in an amount that reflects the consideration that we expect to receive in exchange for those services. We determine revenue recognition through the following steps:

1.	Identification of the contract, or contracts, with a customer.
2.	Identification of the performance obligations in the contract.
3.	Determination of the transaction price.
4..	Allocation of the transaction price to the performance obligations in the contract
5.	Recognition of revenue when, or as, we satisfy a performance obligation.

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

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the three and six months ended June 30, 2020 and 2019, the Company recorded retail sales of $0 and $0, and $0 and $0, respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the three and six months ended June 30, 2020 and 2019, the Company recorded wholesale sales of $0 and $756, and $64,329 and $105,883, respectively.

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

Accounts Receivable

We record trade receivables when revenue is recognized. When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. At June 30, 2020 and December 31, 2019, we had no allowance for doubtful accounts. For the three and six months ended June 30, 2020 and 2019, there were no accounts written-off.

Deferred Revenue

Deferred revenue consists of customer orders paid in advance of the delivery of the order. The Company classifies deferred revenue as short-term as the typical order ships within three weeks of placing the order. Deferred revenue is recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met.

Inventories

Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Our inventory consists of loose sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of June 30, 2020, inventory consists of loose sapphire jewels, finished jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. We perform our own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, we review the inventory each quarter against industry prices from gem-guide and if there is a potential impairment, we would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessment of the sapphires could be significantly lower from the current estimated fair value. Our loose sapphire jewels do not degrade in quality over time.

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

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2020 and December 31, 2019, the fair value of inventory, accrued compensation - related party, and advance from shareholder approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Convertible Notes Payable

September 2019 Securities Purchase Agreement

On September 29, 2019 (“Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance of up to $125,000 aggregate principal amount of convertible promissory notes (the “Notes”) with Alpha Capital, Brio Capital, and Crossover Capital. As of June 30, 2020 and December 31, 2019, $75,020 and $70,020, respectively, was loaned, in aggregate, by the investors .

On June 29, 2020, Alpha Capital Anstalt assigned all of its debt and common shares to Osher Capital Partners LLC.

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

January and February 2018 Securities Purchase Agreement

In January and February 2018, the Company entered into Securities Purchase Agreements with respect to the sale and issuance to Crossover Capital Fund II, LLC (“Crossover”) totaling (i) 833,332 shares of the Company’s Common Stock; (ii) 3,000,000 redeemable shares, (iii) $294,000 aggregate principal amount of a convertible promissory note and (iv) Common Stock Purchase Warrants to purchase up to an aggregate of 1,960,000 shares of the Company’s common stock for a net aggregate consideration of $250,000 cash. The January and February 2018 Convertible Notes matured on March 31, 2020, as amended on December 31, 2019. The note is in default and the Company is currently in discussions to restructure the terms of the note and provides for interest to accrue at an interest rate equal to 18% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the January and February 2018 Convertible Notes. If the January and February 2018 Convertible Notes are prepaid on or prior to the maturity date, all of the Redeemable Shares shall be returned to the treasury shares of the Company, without any payment by the Company for the Redeemable Shares. Further, if the Company prepays a portion of the Note, but not the entire Note, on or before the maturity date, a pro rata portion of the Redeemable Shares shall be returned to the Company’s treasury in proportion to the prepayment amount as it relates to the entire January and February 2018 Convertible Notes balance. There is also a one-time interest charge of 10% due at maturity. The conversion price in effect on the January and February 2018 Convertible Notes is $0.0025 per share, as amended on December 31, 2019. On June 26, 2020, the noteholder agreed to cancel all of its warrants resulting in no financial impact to the Company.

November 2017 Securities Purchase Agreement

We entered into a Securities Purchase Agreement with respect to the sale and issuance to certain institutional investors Alpha and Brio of up to (i) 833,354 shares of our common stock, (ii) $287,502 aggregate principal amount of secured convertible notes and (iii) common stock purchase warrants to purchase up to an aggregate of 3,593,776 shares of our common stock as defined in the Securities Purchase Agreement.   The aggregate cash subscription amount received by us from the purchasers for the issuance of the incentive shares, notes and warrants was approximately $250,005, which was issued at a $37,497 original issue discount from the face value of the note. The notes mature on March 31, 2020, as amended on December 31, 2019, and provide for interest to accrue at an interest rate equal to 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Convertible Notes. The note is in default and the Company is currently in discussions to restructure the terms of the note. The conversion price in effect on the November 2017 Convertible Notes is $0.0025 per share, as amended on December 31, 2019. On June 26, 2020, the noteholder agreed to cancel all of its warrants resulting in no financial impact to the Company.

On June 29, 2020, Alpha Capital Anstalt assigned all of its debt and common shares to Osher Capital Partners LLC.

November 2016 Securities Purchase Agreement

As of December 31, 2016, the Purchasers of the December 2015 Securities Purchase Agreement previously exercised their right under Section 2.4 of the Purchase Agreement, in order to enter into a Subsequent Closing, as that term is defined in the Purchase Agreement, under the same terms as are included in the Purchase Agreement. The November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants were issued on November 10, 2016. November 2016 Purchasers received (i) November 2016 Incentive Shares at the rate of 2.8986 November 2016 Incentive Shares for each $1.00 of November 2016 Note principal issued to such November 2016 Purchaser; (ii) a November 2016 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s November 2016 Note; and (iii) November 2016 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s November 2016 Note principal amount divided by $0.12 (“November 2016 Purchaser Conversion Price”), the conversion price in effect on the November 2016 Initial Closing Date is $0.0025, as amended on December 31, 2019. The aggregate cash subscription amount received by the Company from the purchasers for the issuance of the November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants was approximately $244,945 which was issued at a $42,557 original issue discount from the face value of the November 2016 Note. The notes mature on March 31, 2020, as amended on December 31, 2019, and provide for interest to accrue at an interest rate equal to 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the November 2016 Notes. The note is in default and the Company is currently in discussions to restructure the terms of the note. On June 26, 2020, the noteholder agreed to cancel all of its warrants resulting in no financial impact to the Company.

December 2015 Securities Purchase Agreement

As of December 31, 2016, we entered into a Securities Purchase Agreement (the “December 2015 Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha and Brio (collectively “December 2015 Purchasers”) of up to (i) 2,500,000 shares of our Common Stock (the “December 2015 Incentive Shares”); (ii) $862,500 aggregate principal amount of Secured Convertible Notes (the “December 2015 Notes”) and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 10,781,250, as amended, shares of our Common Stock (the “December 2015 Warrants”).  The December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants were issued on December 23, 2015 (the “December 2015 Original Issue Date”). December 2015 Purchasers received (i) December 2015 Incentive Shares at the rate of 2.8986 December 2015 Incentive Shares for each $1.00 of December 2015 Note principal issued to such December 2015 Purchaser; (ii) a December 2015 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s December 2015 Note; and (iii) December 2015 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s December 2015 Note principal amount divided by $0.12 (“December 2015 Purchaser Conversion Price”), the conversion price in effect on the December 2015 Initial Closing Date, as amended on December 31, 2019 to $0.0025, with a per share exercise price equal to $0.30, subject to adjustment. The aggregate cash subscription amount received by us from the purchasers for the issuance of the December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants was approximately $724,500 (the “Subscription Amount”) which was issued at a $138,000 original issue discount from the face value of the December 2015 Note. The notes matured on March 31, 2019, as amended on January 2, 2019. The notes mature on March 31, 2020, as amended on December 31, 2019, and provide for interest to accrue at an interest rate equal to 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the November 2016 Notes. The note is in default and the Company is currently in discussions to restructure the terms of the note. On June 26, 2020, the noteholder agreed to cancel all of its warrants resulting in no financial impact to the Company.

On June 29, 2020, Alpha Capital Anstalt assigned all of its debt and common shares to Osher Capital Partners LLC.

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

During the six months ended June 30, 2020, we received no advances from our CEO/director, incurred business expenses that were paid by the CEO/director of $115,482 (comprised of operating expenses) and had repayments of $70,700. We have a balance owed to the related party of $1,209,952 and $1,165,171 at June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, accrued compensation-related party was $0 and $0, respectively. At December 31, 2019, the CEO and Secretary forgave all deferred compensation totaling $1,499,750 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets.

On June 29, 2020, Alpha Capital Anstalt assigned all of its debt and common shares to Osher Capital Partners LLC.

Employment Agreements

We previously had a consulting agreement with our CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either us or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If we terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $0 and $0, and $45,000 and $90,000 for the three months ended June 30, 2020 and 2019, respectively. At December 31, 2019, the CEO and Secretary forgave all deferred compensation totaling $1,499,750 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets. In addition, we incurred employee benefits on behalf of the CEO totaling approximately $3,673 and $13,338, and $1,261 and $4,868 for the three months ended June 30, 2020 and 2019, respectively. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

We previously had a consulting agreement with our secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If we terminate the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $0 and $0, and $20,000 and $40,000 for the three and six months ended June 30, 2020 and 2019, respectively. At December 31, 2019, the CEO and Secretary forgave all deferred compensation totaling $487,000 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets. In addition, we incurred employee benefits on behalf of the Secretary totaling approximately $0 and $0, and $1,832 and $3,634 for the three and six months ended June 30, 2020 and 2019, respectively. Employee benefits include use of a car and car insurance.

Recent Accounting Pronouncements

Refer to Note 3 in the accompanying notes to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2020, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the three months ended June 30, 2020 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We will continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis.

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

ITEM 4. MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended June 30, 2020, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

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

REIGN CORPORATION

Date: August 7, 2020	By:	/s/ Joseph Segelman
Joseph Segelman
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)