Form 10-Q
period 2020-09-30
Sigyn Therapeutics, Inc.
filed 2020-11-09
CIK 1642159

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 333-204486

SIGYN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-2573116
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

8880 Rio San Diego Ste. 800, San Diego, California	92108
(Address of principal executive offices)	(zip code)

(213) 457-3772

(Registrant’s telephone number, including area code)

Reign Resources Corporation, 9465 Wilshire Blvd., Beverly Hills, CA 90212

(Former name, former address, and former fiscal year, if changed since last report)

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

As of November 6, 2020, we had 34,186,169 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. For example, when we discuss our pursuit of strategic transactions including acquisitions, dispositions, capital raising and debt restructuring, that our revenues will increase in 2020, and that we intend to invest in sales, marketing, product development and innovation, we are using forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Sigyn Therapeutics, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 30, 2020 and in this quarterly report on Form 10-Q. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.”

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

REIGN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash	$—	$500
Inventory	586,047	588,110
Total current assets	586,047	588,610
Equipment, net	2,073	3,110
Intangible assets, net	22,061	50,425
Total assets	$610,181	$642,145

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$38,745	$10,483
Due to related party	1,227,264	1,165,171
Short term notes payable, less unamortized debt issuance costs of $0 and $0 at September 30, 2020 and December 31, 2019, respectively	158,187	98,187
Convertible notes payable	1,796,524	1,801,524
Other current liabilities	208,796	27,450
Total current liabilities	3,429,516	3,102,815
Total liabilities	3,429,516	3,102,815

Commitments and contingencies

Shareholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 1 and 1 share issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 638,818 and 541,816 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	64	54
Additional paid-in-capital	13,675,975	13,615,235
Accumulated deficit	(16,495,374)	(16,075,959)
Total shareholders’ deficit	(2,819,335)	(2,460,670)
Total liabilities and shareholders’ deficit	$610,181	$642,145

*	Reflects the 150-for-1 reverse stock split that became effective on August 10, 2020. Refer to Note 3 – Summary of Significant Accounting Policies for further information.

See accompanying notes to condensed consolidated financial statements

REIGN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019

Net revenues	$4,590	$137,983	$3,834	$32,100

Cost of sales	2,062	34,090	1,799	8,010

Gross profit	2,528	103,893	2,035	24,090

Operating expenses:
Advertising and marketing expenses	968	11,075	—	1,067
Stock based compensation - related party	43,250	—	—	—
General and administrative	190,878	485,715	89,612	145,748
Total operating expenses	235,096	496,790	89,612	146,815
Loss from operations	(232,568)	(392,897)	(87,577)	(122,725)

Other (income) expense:
Other income	(2,000)	—	—	—
Interest expense	188,847	46,850	62,969	15,850
Total other expense, net	186,847	46,850	62,969	15,850

Loss before income taxes and discontinued operations	(419,415)	(439,747)	(150,546)	(138,575)
Income taxes	—	—	—	—
Loss from continuing operations	(419,415)	(439,747)	(150,546)	(138,575)
Gain on disposal of discontinued operations	—	238,315	—	—

Net loss	$(419,415)	$(201,432)	$(150,546)	$(138,575)

Loss per share total
Basic and diluted	$(0.68)	$(0.37)	$(0.24)	$(0.26)

Weighted average number of shares outstanding
Basic and diluted	614,040	541,816	638,789	541,816

*	Reflects the 150-for-1 reverse stock split that became effective on August 10, 2020. Refer to Note 3 – Summary of Significant Accounting Policies for further information.

See accompanying notes to condensed consolidated financial statements

REIGN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of July 1, 2019	1	$—	541,816	$54	$9,285,973	$(13,064,126)	$(3,778,099)
Net loss, three months ended September 30, 2019	—	—	—	—	—	(138,575)	(138,575)
Balance as of September 30, 2019	1	$—	541,816	$54	$9,285,973	$(13,202,701)	$(3,916,674)

Balance as of July 1, 2020	1	$—	638,818	$64	$13,675,975	$(16,344,828)	$(2,668,789)
Net loss, three months ended September 30, 2020	—	—	—	—	—	(150,546)	(150,546)
Balance as of September 30, 2020	1	$—	638,818	$64	$13,675,975	$(16,495,374)	$(2,819,335)

	Preferred Stock		Common Stock		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of January 1, 2019	1	$—	541,816	$54	$9,285,973	$(13,001,269)	$(3,715,242)
Net loss, nine months ended September 30, 2019	—	—	—	—	—	(201,432)	(201,432)
Balance as of September 30, 2019	1	$—	541,816	$54	$9,285,973	$(13,202,701)	$(3,916,674)

Balance as of January 1, 2020	1	$—	541,816	$54	$13,615,235	$(16,075,959)	$(2,460,670)
Shares issued in conversion of note payable	—	—	27,002	3	9,997	—	10,000
Shares issued in lieu of accrued interest	—	—	20,000	2	7,498	—	7,500
Shares issued for services	—	—	50,000	5	43,245	—	43,250
Net loss, nine months ended September 30, 2020	—	—	—	—	—	(419,415)	(419,415)
Balance as of September 30, 2020	1	$—	638,818	$64	$13,675,975	$(16,495,374)	$(2,819,335)

*	Reflects the 150-for-1 reverse stock split that became effective on August 10, 2020. Refer to Note 3 – Summary of Significant Accounting Policies for further information.

See accompanying notes to condensed consolidated financial statements

REIGN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(419,415)	$(201,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,037	9,360
Amortization expense	28,364	48,890
Gain on disposal of discontinued operations	—	(260,883)
Accretion of debt discount	—	27,750
Estimated fair market value of stock issued for services	43,250	—
Changes in operating assets and liabilities:
Inventory	2,063	31,554
Accounts payable	28,262	(7,594)
Due to related party	(2,907)	9,150
Accrued compensation - related party	65,000	195,000
Other current liabilities	188,846	34,531
Net cash used in operating activities	(65,500)	(113,674)

Cash flows from investing activities:
Proceeds from sale of business	—	100,000
Net cash provided by investing activities	—	100,000

Cash flows from financing activities:
Proceeds from short-term convertible notes	5,000	40,010
Proceeds from short-term notes	60,000	—
Repayments of short term notes	—	(33,333)
Net cash provided by (used in) financing activities	65,000	6,677

Net decrease in cash	(500)	(6,997)

Cash at beginning of period	500	7,497
Cash at end of period	$—	$500

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Shares issued in conversion of note payable	$10,000	$—
Shares issued in extinguishment of debt	$7,500	$—

See accompanying notes to condensed consolidated financial statements

REIGN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREEAND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

Share Exchange

On August 25, 2020, Reign Resources Corporation, a Delaware corporation (the “Registrant”) executed a Share Exchange Agreement (the “Agreement”) with Sigyn Therapeutics, Inc., a Delaware corporation (“Sigyn”), whereby the Registrant will acquire 100% of the issued and outstanding shares of common stock of Sigyn, in exchange for a total of 75% of the fully paid and nonassessable shares of the Registrant’s common stock outstanding immediately following the Closing of the Agreement (the “Acquisition”). The Closing Date for the Acquisition was October 19, 2020, at which date, upon FINRA approval, the Company’s trading symbol changed to SIGY.

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

On August 10, 2020, a reverse stock split of the Company’s common stock, par value $0.0001 per share, at a ratio of 150:1, became effective. The reverse stock split was announced by the Financial Industry Regulatory Authority (“FINRA”) on August 7, 2020. At the effective time of the reverse stock split, every 150 issued and outstanding shares of the Company’s common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share or number of authorized shares of common stock. All share and per share amounts contained in this Quarterly Report on Form 10-Q and the accompanying financial statements have been adjusted to reflect the reverse stock split for all prior periods presented.

On August 25, 2020, the Company executed a Share Exchange Agreement (the “Agreement”) with Sigyn Therapeutics, Inc., a Delaware corporation (“Sigyn”), whereby the Company will acquire 100% of the issued and outstanding shares of common stock of Sigyn, in exchange for a total of 75% of the fully paid and nonassessable shares of the Company’s common stock outstanding immediately following the Closing of the Agreement (the “Acquisition”). The Acquisition was completed on October 19, 2020.

Upon the Closing of, and as a result of, the Acquisition, Sigyn will become a wholly-owned subsidiary of the Company, and following the consummation of the Acquisition and giving effect to the issuance of the Company’s shares of common stock as part of the Acquisition, as well as additional shares of common stock to be issued to noteholders and warrant holders of both the Company and Sigyn, the stockholders of Sigyn will beneficially own approximately Seventy-five percent (75%) of the issued and outstanding Common Stock of the Company on a fully diluted basis. As part of the Acquisition, Sigyn may offer, in a private placement transaction up to $1,500,000 of convertible notes, of which the Company’s shareholders may invest up to $500,000, which convertible notes shall have a term of one year and pay an Original Issuer Discount (OID) of 10% and a note conversion price of $20 (based on an approximate Sigyn valuation of $12,500,000) and the noteholders shall receive a five-year warrant to purchase a common share based on a price equal to $30 (based on an approximate Sigyn valuation of $17,500,000.

In addition, in connection with the Acquisition, the two principals of Sigyn will be appointed to serve as members of the Company’s board of directors. The parties have taken the actions necessary to provide that the Acquisition is treated as a “tax free exchange” under Section 368 of the Internal Revenue Code of 1986, as amended. The Acquisition will result in a change in the composition and control of the board of directors of the Company.

NOTE 2 – BASIS OF PRESENTATION

The included (a) condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of September 30, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2019 and 2018 audited financial statements filed on Form 10-K on March 30, 2020. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed consolidated financial statements which substantially duplicate the disclosure contained in the financial statements as reported in the Annual Report on Form 10-K for the year ended December 31, 2019 as filed on March 30, 2020, have been omitted.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $16,495,000 and $16,076,000 at September 30, 2020 and December 31, 2019, respectively, had a working capital deficit of approximately $2,843,000 and $2,514,000 at September 30, 2020 and December 31, 2019, respectively, had a net loss of approximately $419,000 and $151,000 for the nine months ended September 30, 2020 and 2019, respectively, and net cash used in operating activities of approximately $66,000 and $114,000 for the nine months ended September 30, 2020 and 2019, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to expand operations and increase revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. Our current burn rate to maintain the minimal level of operations for us to be in a position to execute our business plan upon funding is anticipated to be no greater than $25,000 per month in cash. Joseph Segelman, the Company’s previous President and CEO, has agreed to underwrite these costs, if necessary, until we are then able to begin execution of our business plan.

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

Reverse Stock Split

On August 10, 2020, a reverse stock split of the Company’s common stock, par value $0.0001 per share, at a ratio of 150:1, became effective. The reverse stock split was announced by FINRA on August 7, 2020. At the effective time of the reverse stock split, every 150 issued and outstanding shares of the Company’s common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share or number of authorized shares of common stock. All share and per share amounts contained in this Quarterly Report on Form 10-Q and the accompanying financial statements have been adjusted to reflect the reverse stock split for all prior periods presented.

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

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were recorded of approximately $0 and $1,000, and $1,000 and $11,000 for the three and nine months ended September 30, 2020 and 2019, respectively.

Comprehensive Income

Comprehensive income is reported in accordance with FASB ASC Topic 220 “Comprehensive Income,” which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in shareholders’ equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends). Generally, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. There are no items other than net loss affecting comprehensive loss for the three and nine months ended September 30, 2020 and 2019.

Revenue Recognition

On January 1, 2018, the Company adopted ASC 606 (“ASC 606”), Revenue from Contracts with Customers, using the modified retrospective approach for all contracts not completed as of the date of adoption. Results for the reporting periods beginning on January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with accounting under ASC 605, Revenue Recognition. As a result of adopting ASC 606, amounts reported under ASC 606 were not materially different from amounts that would have been reported under the previous revenue guidance of ASC 605, as such, no cumulative adjustment to retained earnings.

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

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the three and nine months ended September 30, 2020 and 2019, the Company recorded retail sales of $0 and $0, and $0 and $0, respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the three and nine months ended September 30, 2020 and 2019, the Company recorded wholesale sales of $3,834 and $4,590, and $32,100 and $137,983, respectively.

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

Deferred revenue

Deferred revenue consists of customer orders paid in advance of the delivery of the order. Deferred revenue is classified as short-term as the typical order ships within approximately three weeks of placing the order. Deferred revenue is recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met. Deferred revenue totaling $0 and $0 as of September 30, 2020 and December 31, 2019, respectively.

Inventories

Reign Sapphire

Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of September 30, 2020 and December 31, 2019, the Company carried primarily loose sapphire jewels, jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of September 30, 2020. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time. The estimated fair value per management’s internal assessment is greater than the cost, therefore, there is no indicator of impairment as of September 30, 2020.

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

Impairment of Long-lived Assets and Goodwill

We evaluate goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount. The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. There was no impairment charge for the three and nine months ended September 30, 2020 and 2019.

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There was no impairment charge for the three and nine months ended September 30, 2020 and 2019.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2020 and December 31, 2019, the fair value of cash, accounts receivable, accounts payable, accrued expenses, notes payable, and convertible debt approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. There were no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The estimated fair value of stock issued for services and the embedded derivative liabilities are recognized at fair value on a recurring basis at September 30, 2020 and are Level 3 measurements (see Note 8). There have been no transfers between levels.

The derivatives are evaluated under the hierarchy of ASC 480-10, ASC Paragraph 815-25-1 and ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of the Level 3 financial instruments was performed internally by the Company using Monte Carlo valuation method.

The following table summarize the Company’s fair value measurements by level at September 30, 2020 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Estimated fair value of stock issued for services	$43,250	$—	$—

The following table summarize the Company’s fair value measurements by level at September 30, 2019 for the assets measured at fair value on a recurring basis:

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

Debt with warrants – When the Company issues debt with warrants, the Company treats the warrants as a debt discount, record as a contra-liability against the debt, and accretes the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations. When the warrants require equity treatment under ASC 815, the offset to the contra-liability is recorded as additional paid in capital in our consolidated balance sheet. When the Company issues debt with warrants that require liability treatment under ASC 815, such as a clause requiring repricing, the warrants are considered to be a derivative that is recorded as a liability at fair value. If the initial value of the warrant derivative liability is higher than the fair value of the associated debt, the excess is recognized immediately as interest expense. The warrant derivative liability is adjusted to its fair value at the end of each reporting period, with the change being recorded as expense or gain to Other (income) expense in the consolidated Statements of Operations. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statement of operations. The debt is treated as conventional debt.

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

The total number of potential additional dilutive securities outstanding for the three and nine months ended September 30, 2020 and 2019, was none since the Company had net losses and any additional potential common shares would have an anti-dilutive effect.

Related Parties

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company. Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, the Company’s previous Chief Executive Officer (“CEO”), is inactive and we have no transactions with ASC.

Segment Reporting

ASC 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibility. Accordingly, the Company has one reportable segment.

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

The Company had one customer that accounted for all revenues for the three and months ended September 30, 2020 and 2019. The Company had no customers that accounted for 10% or more of total accounts receivable at September 30, 2020 and December 31, 2019.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Fair Value Measurements

In August 2018, the FASB amended “Fair Value Measurements” to modify the disclosure requirements related to fair value. The amendment removes requirements to disclose (1) the amount of and reasons for transfers between levels 1 and 2 of the fair value hierarchy, (2) our policy related to the timing of transfers between levels, and (3) the valuation processes used in level 3 measurements. It clarifies that, for investments measured at net asset value, disclosure of liquidation timing is only required if the investee has communicated the timing either to us or publicly. It also clarifies that the narrative disclosure of the effect of changes in level 3 inputs should be based on changes that could occur at the reporting date. The amendment adds a requirement to disclose the range and weighted average of significant unobservable inputs used in level 3 measurements. The guidance is effective for the Company with the Company’s quarterly filing for the period ended September 30, 2020 and the Company will make the required disclosure changes in that filing. Adoption will not have an impact on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

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

NOTE 4 – INVENTORIES

Inventories consisted of the following as of:

	September 30, 2020	December 31, 2019

Loose stones	$388,925	$390,988
Finished goods	134,145	134,145
Samples	62,977	62,977
Total	$586,047	$588,110

NOTE 5 – PROPERTY AND Equipment

Property and equipment consisted of the following as of:

	Estimated Life	September 30, 2020	December 31, 2019

Office equipment	5 years	$5,481	$5,481
Computer equipment	3 years	40,171	40,171
Accumulated depreciation		(43,579)	(42,542)
Total		$2,073	$3,110

Depreciation expense was $346 and $1,037 and $3,059 and $9,360 for the three and nine months ended September 30, 2020 and 2019, respectively, and is classified in general and administrative expenses in the condensed consolidated Statements of Operations.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Estimated Life	September 30, 2020	December 31, 2019

Trademarks	3.3 – 4.5 years	$260,000	$260,000
Accumulated amortization		(237,939)	(209,575)
Total		$22,061	$50,425

Future amortization expense related to intangible assets are approximately as follows:

Intangible Assets
2020	$9,455
2021	12,606
$22,061

Amortization expense was $9,455 and $28,364 and $16,297 and $48,890 for the three and nine months ended September 30, 2020 and 2019, and is classified in general and administrative expenses in the condensed consolidated Statements of Operations.

NOTE 7 – DUE TO RELATED PARTY

During the nine months ended September 30, 2020, the Company received no advances from Joseph Segelman, the Company’s previous CEO, incurred business expenses that were paid by the CEO/director of $132,540 (comprised of operating expenses) and had repayments of $135,446. The Company has a balance owed to the related party of $1,227,264 and $1,165,171 at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, accrued compensation-related party was $45,000 and $0, respectively. At December 31, 2019, the CEO and Secretary forgave all deferred compensation totaling $1,499,750 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	September 30, 2020	December 31, 2019
September 2019 Notes, issued September 29, 2019, with a maturity date of September 29, 2020, with an interest rate of 15%.	$75,020	$70,020
January and February 2018 Notes, issued January 3, 2018 and February 16, 2018, respectively, with a maturity date of March 31, 2020, as amended, with an interest rate of 10%.	294,000	294,000
November 2017 Notes, issued November 10, 2017, with a maturity date of March 31, 2020, as amended, bearing 15% interest, and secured by substantially all of the Company’s assets and guarantees of payment by the Company’s CEO, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by the Company’s CEO.	287,502	287,502
November 2016 Notes, issued November 10, 2016, with a maturity date of March 31, 2020, as amended, bearing 15% interest, and secured by substantially all of the Company’s assets and guarantees of payment by the Company’s CEO, and ASC.	287,502	287,502
December 2015 Notes, issued December 23, 2015, with a maturity date of March 31, 2020, as amended, bearing 15% interest, and secured by substantially all of the Company’s assets and guarantees of payment by the Company’s CEO, and ASC.	852,500	862,500
Total convertible notes payable	1,796,524	1,801,524
Debt discount	—	—
Convertible notes payable, net of unamortized debt discount	$1,796,524	$1,801,524

The following represents a summary of the convertible debt terms at September 30, 2020:

	Amount of Notes	Debt Discount	Maturity Dates thru	Conversion Price
September 2019 Notes	$75,020	$—	9/29/2020	$0.0025
January and February 2018 Notes	294,000	—	3/31/2020	$0.0025
November 2017 Notes	287,502	—	3/31/2020	$0.0025
November 2016 Notes	287,502	—	3/31/2020	$0.0025
December 2015 Notes	852,500	—	3/31/2020	$0.0025
Total	$1,796,524	$—

September 2019 Notes

On September 29, 2019 (“Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance of up to $125,000 aggregate principal amount of convertible promissory notes (the “Notes”) with Alpha Capital, Brio Capital, and Crossover Capital. As of September 30, 2020 and December 31, 2019, $75,020 and $70,020, respectively, was loaned, in aggregate, by the investors.

On June 29, 2020, Alpha Capital Anstalt assigned all of its debt and common shares to Osher Capital Partners LLC.

The Notes matured on September 29, 2020. The Notes are in default and the Company is currently in discussions to restructure the terms of the note and provide for interest to accrue at a rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Notes. At any time after the Issue Date, the holder of a Note, at its option, may convert the outstanding principal balance and accrued interest into shares of Common Stock of the Company. The conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.375 per share, as amended on December 31, 2019, subject to adjustment as provided therein. The Notes, for example, are subject to adjustment upon certain events such as stock splits and if the Company issues any securities with more favorable terms than are described in the Notes, the holder of a Note, may, at the holder’s option, become a part of the more favorable transaction documents. Each Note also contains a prepayment penalty of 125% of the amount outstanding under the Note. The holder of a Note does not have the right to convert any portion of their Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise (the “Beneficial Ownership Limitation”). The Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holder of a Note may be entitled to take various actions, which may include the acceleration of amounts due under such Note and accrual of interest.

The Purchase Agreement includes additional purchaser rights and Company obligations including obligations on the Company to satisfy the current public information requirements under SEC Rule 144(c), to reserve a sufficient number of shares underlying the Notes, and other customary representations and warranties.

January and February 2018

In January and February 2018, the Company entered into Securities Purchase Agreements (the “Purchase Agreement”) with respect to the sale and issuance to Crossover Capital Fund II, LLC (“Crossover”) totaling (i) 5,556 shares of the Company’s Common Stock (the “Commitment Shares”); (ii) 20,000 redeemable shares (the “Redeemable Shares”), (iii) $294,000 aggregate principal amount of a convertible promissory notes (the “Convertible Notes”) and (iv) Common Stock Purchase Warrants to purchase up to an aggregate of 13,067 shares of the Company’s common stock (the “Warrants”) for aggregate consideration of $250,000 cash which was issued at a $44,000 original issue discount from the face value of the Note.

The January and February 2018 Convertible Notes matured on March 31, 2020, as amended on December 31, 2019 and provide for interest to accrue at an interest rate equal to 10% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Convertible Notes. The note is in default and the Company is currently in discussions to restructure the terms of the note. At any time after 180 days from the issue date, the holder, at its option, may convert the outstanding principal balance and accrued interest into shares of common stock of the Company. The conversion price for the principal and interest in connection with voluntary conversions by a holder of the Convertible Notes is $0.375 per share, as amended on December 31, 2019, subject to adjustment as provided therein, such as stock splits and stock dividends. There is also a one-time interest charge of 10% due at maturity.

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

The exercise price for the Warrants is $22.50, subject to adjustment, are exercisable for five years after the date of the Warrants and are exercisable in whole or in part, as either a cash exercise or as a “cashless” exercise. On June 26, 2020, the noteholder agreed to cancel all of its warrants resulting in no financial impact to the Company.

Purchaser Conversion

The January and February 2018 Convertible Notes purchaser has the right at any time after 180 days after the issue date until the outstanding balance of the Note has been paid in full, to convert the outstanding principal balance and accrued interest into shares of common stock of the Company divided by the January and February 2018 Convertible Notes purchaser conversion price of $12.00, subject to potential future adjustments, such as stock splits and stock dividends. If the total outstanding balance of the November 2017 Note were convertible as of September 30, 2020, the November 2017 Note would have been convertible into 24,500 shares of our common stock. No derivative liability has been recorded as of September 30, 2020, as conversion was contingent. On the 180th day, the conversion feature will be a derivative and recorded as interest expense. Subsequent to September 30, 2018, the 180 day period has expired and the Company has determined the fair value of the derivative to be immaterial.

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

Redeemable Shares

The January and February 2018 Convertible Notes provide for a total of 3,000,000 redeemable common shares, valued totaling $450,000 and $103,560 based on the fair value and the relative fair value of each issuance, respectively. The relative fair value of the redeemable shares was recorded as a debt discount to be accreted over the term of the convertible notes to interest expense in the accompanying condensed consolidated Statements of Operations. In October 2018, the January and February 2018 Crossover Purchase Agreement was amended to extend the maturity date to December 31, 2018 and to remove the right of the Company to 20,000 of the Redeemable Shares and Crossover was issued the shares.

Common Stock

The January and February 2018 Convertible Notes purchasers were issued a total of 5,556 shares of the Company’s common stock, valued at $250,000 and $28,767 based on the fair value and relative fair value of the stock on the date of grant, respectively.

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

The Company recorded debt discount accretion of $0 and $0, and $0 and $0 to interest expense in the condensed consolidated Statements of Operations during the three and nine months ended September 30, 2020 and 2019, respectively, and has $0 of unamortized debt discount remaining as of September 30, 2019.

November 2017

On November 10, 2017, the Company entered into a Securities Purchase Agreement (the “November 2017 Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. (collectively “November 2017 Purchasers”) of up to (i) 5,556 shares of the Company’s Common Stock (the “November 2017 Incentive Shares”); (ii) $287,502 aggregate principal amount of Secured Convertible Notes (the “November 2017 Notes”) and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 23,959, shares of the Company’s Common Stock (the “November 2017 Warrants”). The November 2017 Incentive Shares, November 2017 Notes and November 2017 Warrants were issued on November 10, 2017 (the “November 2017 Original Issue Date”). November 2017 Purchasers received (i) November 2017 Incentive Shares at the rate of 2.8986 November 2017 Incentive Shares for each $1.00 of November 2017 Note principal issued to such November 2017 Purchaser; (ii) a November 2017 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s November 2017 Note; and (iii) November 2017 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s November 2017 Note principal amount divided by $0.08 (“Purchaser Conversion Price”), the conversion price in effect on the Initial Closing Date, with a per share exercise price equal to $0.375, as amended on December 31, 2019, subject to adjustment. The aggregate cash subscription amount received by the Company from the purchasers for the issuance of the November 2017 Incentive Shares, November 2017 Notes and November 2017 Warrants was approximately $250,002 (the “Subscription Amount”) which was issued at a $37,500 original issue discount from the face value of the Note.

On June 29, 2020, Alpha Capital Anstalt assigned all of its debt and common shares to Osher Capital Partners LLC.

The November 2017 Notes matured on March 31, 2020, as amended on December 31, 2019, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the November 2017 Notes. The note is in default and the Company is currently in discussions to restructure the terms of the note. At any time after the November 2017 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of our Common Stock. The conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.375 per share, as amended on December 31, 2019, subject to adjustment as provided therein. Each November 2017 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each November 2017 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the November 2017 Note have the right to convert any portion of their November 2017 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The November 2017 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the November 2017 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the November 2017 Notes and accrual of interest as described above. The November 2017 Notes are collectively collateralized by substantially all of the Company’s assets and guarantees of payment of the November 2017 Notes have also been delivered by Joseph Segelman, the Company’s previous Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the November 2017 Notes, subject to the terms of such guaranty agreements.

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

As of September 30, 2020 and December 31, 2019, the Optional Redemption was fair valued to be $0, respectively. During the three and nine months ended September 30, 2020 and 2019, the Company recorded $0 and $0, and $0 and $0, respectively, on Optional Redemption valuation.

Purchaser Conversion

The November 2017 Purchaser has the right at any time after the November 2017 Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“November 2017 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “November 2017 Conversion Amount”) divided by the November 2017 Purchaser Conversion Price of $12.00, subject to potential future adjustments described below. If the total outstanding balance of the November 2017 Note were convertible as of September 30, 2020, the November 2017 Note would have been convertible into 23,959 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet at its fair value of $165,000 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. At September 30, 2020, the embedded derivative was re-measured at fair value that was determined to be $0. During the three and nine months ended September 30, 2020 and 2019, the Company recorded no change, respectively, on embedded derivative re-valuation.

On November 16, 2017, the November 2017 Notes were modified in accordance with ASC 470-50-40 and ASC 815 and the Company re-measured the embedded derivative at fair value, which was determined to be $155,000 and recorded a modification of derivative liability charge of $5,000.

On January 25, 2018, the November 2017 Notes, November 2016 Notes, and December 2015 Notes were again modified in accordance with ASC 470-50-40 and ASC 815 in which the Company issued a total of 15,971 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date) in consideration of the maturity date of the outstanding November 2017, November 2016, and December 2015 convertible notes being extended to December 31, 2018. The Company re-measured the embedded derivative at fair value just prior to and subsequent to the modification and recorded an extinguishment of debt of $12,000 in the three months ended September 30, 2018. In addition, the value of the restricted common shares of $263,522 was recorded as an extinguishment of debt in the three months ended September 30, 2018.

November 2017 Purchaser Warrants

The November 2017 Purchaser Warrants allow the November 2017 Purchaser to purchase up to a number of shares of common stock equal to 100% of such purchaser’s Note principal amount divided by $12.00, with a per share exercise price equal to $22.50, subject to adjustment.

The term of the Purchaser Warrants is at any time on or after the six (6) month anniversary of the November 2017 Original Issue Date and on or prior to the five (5) year anniversary of the November 2017 Initial Trading Date of our common stock on a Trading Market.

The exercise price of the November 2017 Purchaser Warrants is $22.50 per share of our common stock, as may be adjusted from time to time pursuant to the antidilution provisions of the November 2017 Purchaser Warrants.

The November 2017 Purchaser Warrants are exercisable by the November 2017 Purchaser in whole or in part, as either a cash exercise or as a “cashless” exercise.

The Company evaluated the November 2017 Warrants under ASC 480 “Distinguishing Liabilities From Equity” and ASC 815 “Derivatives and Hedging”. Due to the existence of the antidilution provision, which reduces the November 2017 Exercise Price and November 2017 Conversion Price in the event of subsequent November 2017 Dilutive Issuances, the November 2017 Purchaser Warrants are not indexed to our common stock, and the Company has determined that the November 2017 Purchaser Warrants meet the definition of a derivative under ASC 815. Accordingly, the November 2017 Purchaser Warrants were recorded as derivative liabilities in the condensed consolidated Balance Sheet at their fair value of $290,612 at the date of issuance. At each subsequent reporting date, the fair value of the Purchaser Warrants will be remeasured and changes in the fair value will be reported in the condensed consolidated Statements of Operations. On November 16, 2017, the November 2017 Warrants were modified in accordance with ASC 470-50-40 and ASC 815 which eliminated the antidilution provision of the exercise price, fixed the exercise price at $22.50 per share, and fixed the number of shares the warrants can be exercised into; thereby eliminating the requirement for derivative accounting and liability classification. As a result, the warrant re-valuation was reclassified to additional paid-in-capital resulting in a warrant liability of $0 as of November 16, 2017.

On June 26, 2020, the noteholder agreed to cancel all of its warrants resulting in no financial impact to the Company.

November 2017 Purchaser Common Stock

The November 2017 Purchasers were issued a total of 5,556 shares of the Company’s common stock, valued at $163,171 (based on the stock price on the date of issuance).

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

November 2016

As of December 31, 2016, the Company previously entered into a Securities Purchase Agreement (the “November 2016 Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. (collectively “November 2016 Purchasers”) of up to (i) 5,556 shares of the Company’s Common Stock (the “November 2016 Incentive Shares”); (ii) $287,502 aggregate principal amount of Secured Convertible Notes (the “November 2016 Notes”) and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 23,959, as amended, shares of the Company’s Common Stock (the “November 2016 Warrants”). The November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants were issued on November 10, 2016 (the “November 2016 Original Issue Date”). November 2016 Purchasers received (i) November 2016 Incentive Shares at the rate of 2.8986 November 2016 Incentive Shares for each $1.00 of November 2016 Note principal issued to such November 2016 Purchaser; (ii) a November 2016 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s November 2016 Note; and (iii) November 2016 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s November 2016 Note principal amount divided by $18.00 (“Purchaser Conversion Price”), the conversion price in effect on the Initial Closing Date, as amended on December 31, 2019 to $0.375 per share, with a per share exercise price equal to $45.00, subject to adjustment. The aggregate cash subscription amount received by the Company from the purchasers for the issuance of the November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants was approximately $244,945 (the “Subscription Amount”) which was issued at a $42,557 original issue discount from the face value of the Note.

On June 29, 2020, Alpha Capital Anstalt assigned all of its debt and common shares to Osher Capital Partners LLC.

The November 2016 Notes matured on March 31, 2020, as amended on December 31, 2019, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the November 2016 Notes. The note is in default and the Company is currently in discussions to restructure the terms of the note. At any time after the November 2016 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of our Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note was $18.00 per share, as amended on December 31, 2019 to $0.375, subject to adjustment as provided therein. Each November 2016 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each November 2016 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the November 2016 Note have the right to convert any portion of their November 2016 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The November 2016 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the November 2016 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the November 2016 Notes and accrual of interest as described above. The November 2016 Notes are collectively collateralized by substantially all of the Company’s assets and guarantees of payment of the November 2016 Notes have also been delivered by Joseph Segelman, the Company’s previous Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the November 2016 Notes, subject to the terms of such guaranty agreements.

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

As of September 30, 2020 and December 31, 2019, the Optional Redemption was recorded as a derivative liability on the condensed consolidated Balance Sheets using “Black Scholes Merton Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $35,015 and was re-measured at fair value to be $0 at September 30, 2020 and December 31, 2019. During the three and nine months ended September 30, 2020 and 2019, the Company recorded $0 and $0, and $0 and $0, respectively, on Optional Redemption valuation.

Purchaser Conversion

The November 2016 Purchaser has the right at any time after the November 2016 Original Issue Date until the outstanding balance of the Note has been paid in full, to convert all or any part of the outstanding balance into shares (“November 2016 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “November 2016 Conversion Amount”) divided by the November 2016 Purchaser Conversion Price of $12.00, as amended on May 30, 2017, subject to potential future adjustments described below. If the total outstanding balance of the November 2016 Note were convertible as of September 30, 2020, the November 2016 Note would have been convertible into 23,959 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet at its fair value of $32,016 at the date of issuance. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. At September 30, 2020, the embedded derivative was re-measured at fair value that was determined to be $0. During the three and nine months ended September 30, 2020 and 2019, the Company recorded $0 and $0, and $0 and $0, respectively, on embedded derivative re-valuation, respectively.

On January 25, 2018, the November 2017 Notes, November 2016 Notes, and December 2015 Notes were again modified in accordance with ASC 470-50-40 and ASC 815 in which the Company issued a total of 15,971 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date) in consideration of the maturity date of the outstanding November 2017, November 2016, and December 2015 convertible notes being extended to December 31, 2018. The Company re-measured the embedded derivative at fair value just prior to and subsequent to the modification and recorded an extinguishment of debt of $12,000 in the three and nine months ended September 30, 2018. In addition, the value of the restricted common shares of $263,522 was recorded as an extinguishment of debt in the three and nine months ended March 31, 2018.

November 2016 Purchaser Warrants

The November 2016 Purchaser Warrants allow the November 2016 Purchaser to purchase up to a number of shares of common stock equal to 100% of such purchaser’s Note principal amount divided by $12.00, as amended on May 30, 2017, with a per share exercise price equal to $22.50, as amended on November 16, 2017, subject to adjustment.

The term of the Purchaser Warrants is at any time on or after the six (6) month anniversary of the November 2016 Original Issue Date and on or prior to the five (5) year anniversary of the November 2016 Initial Trading Date of our common stock on a Trading Market.

The exercise price of the November 2016 Purchaser Warrants is $22.50, as amended on November 16, 2017, per share of our common stock, as may be adjusted from time to time pursuant to the antidilution provisions of the November 2016 Purchaser Warrants.

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

November 2016 Purchaser Common Stock

The November 2016 Purchasers were issued a total of 5,556 shares of the Company’s common stock, valued at $100,002 (based on the stock price on the date of issuance).

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

The Company recorded debt discount accretion of $0 and $0, and $0 and $0, to interest expense in the condensed consolidated Statements of Operations during the three and nine months ended September 30, 2020 and 2019, respectively, and has an unamortized debt discount of $0 as of September 30, 2020.

December 2015

As of December 31, 2016, the Company previously entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. (collectively “Purchasers”) of up to (i) 16,667 shares of the Company’s Common Stock (the “December 2015 Incentive Shares”); (ii) $862,500 aggregate principal amount of Secured Convertible Notes (the “December 2015 Notes”) and (iii) December 2015 Common Stock Purchase Warrants to purchase up to an aggregate of 71,875, as amended, shares of the Company’s Common Stock (the “December 2015 Warrants”). The December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants were issued on December 23, 2015 (the “Original Issue Date”). December 2015 Purchasers received (i) December 2015 Incentive Shares at the rate of 2.8986 December 2015 Incentive Shares for each $1.00 of December 2015 Note principal issued to such December 2015 Purchaser; (ii) a December 2015 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s December 2015 Note; and (iii) December 2015 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s December 2015 Note principal amount divided by $0.12 (“December 2015 Purchaser Conversion Price”), the conversion price in effect on the Initial Closing Date, as amended on December 31, 2019 to $0.375, with a per share exercise price equal to $22.50, as amended on November 16, 2017, subject to adjustment. The aggregate cash subscription amount received by the Company from the purchasers for the issuance of the December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants was approximately $724,500 (the “December 2015 Subscription Amount”) which was issued at a $138,000 original issue discount from the face value of the December 2015 Note.

On June 29, 2020, Alpha Capital Anstalt assigned all of its debt and common shares to Osher Capital Partners LLC.

The December 2015 Notes matured on March 31, 2020, as amended on December 31, 2019, and provide for interest to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the December 2015 Notes. The note is in default and the Company is currently in discussions to restructure the terms of the note. At any time after the December 2015 Original Issue Date, the holders, at their option, may convert the outstanding principal balance and accrued interest into shares of the Company’s Common Stock. The initial conversion price for the principal and interest in connection with voluntary conversions by a holder of a December 2015 Note was $0.12 per share, as amended on December 31, 2019 to $0.375, subject to adjustment as provided therein. Each December 2015 Note, for example, is subject to adjustment upon certain events such as stock splits and has full ratchet anti-dilution protections for issuance of securities by us at a price that is lower than the conversion price. Each December 2015 Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness, liens, charter amendments, dividends, redemption. None of the holders of the December 2015 Note have the right to convert any portion of their December 2015 Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The December 2015 Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holders of the December 2015 Notes may be entitled to take various actions, which may include the acceleration of amounts due under the December 2015 Notes and accrual of interest as described above. The December 2015 Notes are collectively collateralized by substantially all of our assets and guarantees of payment of the December 2015 Notes have also been delivered by Joseph Segelman, the Company’s previous Chief Executive Officer and President of the Company, and Australian Sapphire Corporation (“ASC”), a shareholder of the Company which is wholly-owned by Joseph Segelman, guaranteed payment of all amounts owed under the December 2015 Notes, subject to the terms of such guaranty agreements.

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

In January and March 2020, holders of the Company’s December 2015 Notes elected to convert principal of $10,000 and $7,500 of accrued interest due on the December 2015 Notes into a total of 46,667 common shares.

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

As of December 31, 2016, the Optional Redemption was recorded as a derivative liability on the condensed consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the Optional Redemption liability will be re-measured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The Optional Redemption liability fair value was originally valued at $199,150 and was re-measured at fair value to be $0 at September 30, 2020 and December 31, 2019. During the three and nine months ended September 30, 2020 and 2019, the Company recorded $0 and $0, and $0 and $0, respectively, on Optional Redemption valuation.

December 2015 Purchaser Conversion

The December 2015 Purchaser has the right at any time after the December 2015 Original Issue Date until the outstanding balance of the December 2015 Note has been paid in full, to convert all or any part of the outstanding balance into shares (“December 2015 Purchaser Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “December 2015 Conversion Amount”) divided by the December 2015 Purchaser Conversion Price of $12.00, as amended on May 30, 2017, subject to potential future adjustments described below. If the total outstanding balance of the Note were convertible as of September 30, 2020, the December 2015 Note would have been convertible into 71,875 shares of our common stock.

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

The embedded derivative was recorded as a derivative liability on the condensed consolidated Balance Sheet using “Monte Carlo Method” modeling and at each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the condensed consolidated Statements of Operations. The original fair value of the derivative was $88,983 and at March 31, 2019, the embedded derivative was re-measured at fair value that was determined to be $0. During the three and nine months ended September 30, 2020 and 2019, the Company recorded $0 and $0, and $0 and $0, on embedded derivative re-valuation, respectively.

On January 25, 2018, the November 2017 Notes, November 2016 Notes, and December 2015 Notes were again modified in accordance with ASC 470-50-40 and ASC 815 in which the Company issued a total of 15,971 restricted common shares, valued at $263,522 (based on the Company’s stock price on the measurement date) in consideration of the maturity date of the outstanding November 2017, November 2016, and December 2015 convertible notes being extended to December 31, 2018. The Company re-measured the embedded derivative at fair value just prior to and subsequent to the modification and recorded an extinguishment of debt of $35,999 in the three and nine months ended September 30, 2018. In addition, the value of the restricted common shares of $263,522 was recorded as an extinguishment of debt in the three and nine months ended September 30, 2018.

December 2015 Purchaser Warrants

The December 2015 Purchaser Warrants allow the December 2015 Purchaser to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s Note principal amount divided by $0.08, as amended on May 30, 2017, with a per share exercise price equal to $22.50, as amended on November 16, 2017, subject to adjustment.

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

At each subsequent reporting date, the fair value of the Purchaser Warrants will be remeasured and changes in the fair value will be reported in the condensed consolidated Statements of Operations. The original fair value of the warrants were $439,107. On November 16, 2017, the December 2015 Purchaser Warrants were modified in accordance with ASC 470-50-40 and ASC 815 which eliminated the antidilution provision of the exercise price, fixed the exercise price at $22.50 per share, and fixed the number of shares the warrants can be exercised into; thereby eliminating the requirement for derivative accounting and liability classification. As a result, the warrant re-valuation was reclassified to additional paid-in-capital resulting in a warrant liability of $0 as of November 16, 2017.

On June 26, 2020, the noteholder agreed to cancel all of its warrants resulting in no financial impact to the Company.

December 2015 Purchaser Common Stock

The December 2015 Purchasers were issued a total of 16,667 shares of the Company’s common stock, valued at $625,000 (based on the estimated fair value of the stock on the date of grant).

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

The Company recorded debt discount accretion of $0 and $0, and $0 and $0, to interest expense in the condensed consolidated Statements of Operations during the three and nine months ended September 30, 2020 and 2019, respectively, and has no unamortized debt discount remaining as of September 30, 2020.

NOTE 9 – SHORT TERM NOTES PAYBALE

In September 2020, the Company entered into Promissory Notes (“Promissory Notes”) totaling $60,000 from certain institutional investors Osher ($40,000) and Brio ($20,000) for working capital purposes. The Promissory Notes bear no interest and are due and payable on December 31, 2020.

On June 30, 2017, the Company entered into a Loan Agreement, a Secured Promissory Note (“Note”) and a personal guarantee with respect to the funding by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. The Company, until December 31, 2018, has the ability to request quarterly advances of up to the lesser of (i) $250,000 or (ii) one sixth (1/6) of the revenue reported in the Form 10-Q or 10-K for the previous calendar quarter or previous fiscal year, whichever is most recent, provided that such revenue generated a profit of at least 10 percent (10%). The investors may advance the funds in their absolute discretion. In June 2017, the Company was advanced $125,005. The Note shall become due and payable 18 months from each advance date. The Company must make payments to the investors in an amount of $350, including interest at 10% per annum, every business day from the date of the first advance, which shall be increased proportionately upon each advance. The Note is secured with the assets of the Company pursuant to a security agreement dated December 23, 2015. In addition, the Company’s CEO has personally guaranteed the Note. As additional consideration for the loan, the investors received 10,000 shares of restricted common stock, in aggregate, valued at $105,000 (based on our stock price on the date of grant) along with $2,500 in cash for reimbursement of expenses incurred and recorded as debt issuance costs with a balance at June 30, 2017 of $107,500.

On June 29, 2020, Alpha Capital Anstalt assigned all of its debt and common shares to Osher Capital Partners LLC.

In January 2018, the Company was advanced an additional $60,010 under the Note with no additional shares issued. In March 2018, the Company was advanced an additional $60,010 under the Note with 4,000 additional shares to be issued. As of March 31, 2018, the Company had not issued the shares and has recorded a common stock payable and a debt discount of $55,500 (based on our stock price on the date of grant). The shares were issued in April 2018 and the shares were reclassed from common stock payable to equity. The debt discount is accreted to interest expense over the term of the note.

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

Common Stock

On August 10, 2020, a reverse stock split of the Company’s common stock, par value $0.0001 per share, at a ratio of 150:1, became effective. The reverse stock split was announced by FINRA on August 7, 2020. At the effective time of the reverse stock split, every 150 issued and outstanding shares of the Company’s common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share or number of authorized shares of common stock. All share and per share amounts contained in this Quarterly Report on Form 10-Q and the accompanying financial statements have been adjusted to reflect the reverse stock split for all prior periods presented.

On March 31, 2020, the Company issued a total of 16,667 restricted common shares to a third-party in conjunction with a joint venture, valued at $13,750 (based on the Company’s stock price on the measurement date) (see Note 14).

On February 25, 2020, the Company issued a total of 33,333 restricted common shares to a third-party for outside consulting services with 11,111 shares vesting each month for three months. The Company recorded $16,334 and $13,166 in the three and nine months ended September 30, 2020 (based on the Company’s stock price on the measurement date). The Company valued the shares at each vesting period and recognized expense for the portion of the shares earned.

In January and March 2020, holders of the Company’s December 2015 Notes elected to convert principal of $10,000 and $7,500 of accrued interest due on the December 2015 Notes into a total of 46,667 common shares.

NOTE 11 – STOCK BASED COMPENSATION

2015 Equity Incentive Plan

As of March 31, 2019, the board of directors and shareholders of the Company previously authorized the adoption and implementation of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company’s shareholders. Under the 2015 Plan, an aggregate of 133,333 shares of the Company’s common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. The exercise price for each option may not be less than fair market value of the common stock on the date of grant, and shall vest as determined by the Company’s board of directors but shall not exceed a ten-year period.

In April 2018, the Company issued a total of 653 restricted common shares to its employees, valued at $7,742 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

As of March 31, 2018, the Company issued a total of 667 restricted common shares to members of its advisory committee (“Advisors”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $0 and $0, and $0 and $3,750 under general and administrative expenses in the accompanying condensed consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, respectively, with $0 remaining to be amortized. As of September 30, 2019, the Advisors had vested in 667 shares with 0 shares to vest over the remaining vesting period.

As of March 31, 2018, the Company previously granted to its CEO, options to purchase 66,667 shares of our common stock under the 2015 Plan, valued at $2,500,000 (based on the Black Scholes valuation model on the date of grant). The Black-Scholes option-pricing model used the following weighted average assumptions as of December 31, 2016: (i) no dividend yield for each year, (ii) volatility of 35.6 percent, (iii) risk-free interest rate of 1.87 percent, (iv) stock price of $0.25, (v) exercise price of $0.005, and (vi) expected life of 6.0 years. The options will vest 50% on the first anniversary of the grant date (“First Year Vest”) and the remaining 50% of the shares shall vest in twelve (12) equal installments on the first day of each calendar month following the first anniversary of the grant date beginning on June 1, 2016 and ending on June 1, 2017 (“Second Year Vest”), provided that CEO is continuously employed by the Company from the grant date through such applicable vesting date. Notwithstanding the foregoing, 100% of the shares of the Company’s common stock subject to the option shall fully vest if the Company shall successfully sell all of the shares of its common stock included in the primary offering of such common stock by the Company pursuant to the registration statement on Form S-1 to be filed with the Securities and Exchange Commission within ninety (90) days of the grant date. The First Year Vest options will amortize to expense over a 12 month period beginning May 2015 through April 2016 and the Second Year Vest options will amortize to expense over a 24 month period beginning May 2015 through April 2017. The Company recognized expense of $0 and $0, and $0 and $0 for the three and nine months ended September 30, 2020 and 2019, respectively, within stock based compensation – related party in the accompanying condensed consolidated Statements of Operations with no amounts remaining to be recognized.

The following represents a summary of the Options outstanding at September 30, 2020 and changes during the period then ended:

		Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic Value *
Outstanding at January 1, 2019	66,667	$0.005	$120,000
Granted	—	—	—
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at December 31, 2019	66,667	$0.005	$40,000
Granted	—	—	—
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at September 30, 2020	66,667	$0.005	$113,333
Exercisable at September 30, 2020	66,667	$—	$—
Expected to be vested	—	$—	$—
* Based on the Company’s stock price on September 30, 2020, December 31, 2019, and January 1, 2019, respectively.

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

Employment Agreements

The Company previously had a consulting agreement with its CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If the Company terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $45,000 and $45,000, and $45,000 and $90,000 for the three and nine months ended September 30, 2020 and 2019, respectively. At December 31, 2019, the CEO forgave all deferred compensation totaling $1,499,750 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets. In addition, we incurred employee benefits on behalf of the CEO totaling approximately $2,361 and $15,699, and $0 and $6,768 for the three and nine months ended September 30, 2020 and 2019, respectively. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

The Company previously had a consulting agreement with its secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If the Company terminates the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at the Company’s expense, in the Company’s health and welfare programs for a period of two years after the date of termination. The Company incurred compensation expense of $20,000 and $20,000, and $20,000 and $40,000 for the three and nine months ended September 30, 2020 and 2019, respectively. At December 31, 2019, the Secretary forgave all deferred compensation totaling $487,000 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets. In addition, we incurred employee benefits on behalf of the Secretary totaling approximately $0 and $0, and $0 and $2,433 for the three and months ended September 30, 2020 and 2019, respectively. Employee benefits include use of a car and car insurance.

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019

Loss from continuing operations	$(419,415)	$(439,747)	$(150,546)	$(138,575)
Gain of disposal of discontinued operations	—	238,315	—	—
Net income (loss) attributable to the common stockholders	$(419,415)	$(201,432)	$(150,546)	$(138,575)

Basic weighted average outstanding shares of common stock	614,040	541,816	638,789	541,816
Dilutive effect of options and warrants	—	—	—	—
Diluted weighted average common stock and common stock equivalents	614,040	541,816	638,789	541,816

Loss per share:
Net loss per share total, basic and diluted	$(0.68)	$(0.37)	$(0.24)	$(0.26)

*	Reflects the 150-for-1 reverse stock split that became effective on August 10, 2020. Refer to Note 3 – Summary of Significant Accounting Policies for further information.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has month-to month leases for its headquarters and its sales and marketing office. The total rent is approximately $1,955 per month.

Rent expense was approximately $0 and $15,920, and $10,500 and $33,064 for the three and nine months ended September 30, 2020 and 2019, respectively.

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

Joint Venture

On March 12, 2020, the Company entered into a Farm-in and JV Agreement (the “Agreement”) with Gabriel Kushnir Holdings Pty Ltd (“Kushnir”), whereby the Company intends to acquire a seventy-five percent interest in the Werribee Downs Project associated with a tenement EL006892 application in Australia (the “Tenement”) for the purpose of mining minerals. The Company must incur minimum annual expenditures associated with the Tenement each year until the Company and Kushnir mutually decide to mine the Tenement, at which time, the Company and Kushnir will enter into a joint venture agreement in order to pursue potential development of all minerals in the Tenement. If the Company fails to provide the necessary annual minimum expenditures on the Tenement pursuant to the Mineral Resource Act 1990, the Company will forfeit its ability to receive the seventy-five percent interest in the Tenement. On March 31, 2020, the Company issued 16,667 shares of its common stock to Kushnir as consideration for the Agreement.

NOTE 15 – SUBSEQUENT EVENTS

On August 25, 2020, Reign Resources Corporation, a Delaware corporation (the “Registrant”) executed a Share Exchange Agreement (the “Agreement”) with Sigyn Therapeutics, Inc., a Delaware corporation (“Sigyn”), whereby the Registrant will acquire 100% of the issued and outstanding shares of common stock of Sigyn, in exchange for a total of 75% of the fully paid and nonassessable shares of the Registrant’s common stock outstanding immediately following the Closing of the Agreement (the “Acquisition”). The Closing Date for the Acquisition was October 19, 2020, at which date, upon FINRA approval, the Company’s trading symbol changed to SIGY.

Upon the Closing of, and as a result of, the Acquisition, Sigyn became a wholly-owned subsidiary of the Registrant, and following the consummation of the Acquisition and giving effect to the issuance of the Registrant’s shares of common stock as part of the Acquisition, as well as additional shares of common stock to be issued to noteholders and warrant holders of both the Registrant and Sigyn, the stockholders of Sigyn beneficially own approximately Seventy-five percent (75%) of the issued and outstanding Common Stock of the Registrant on a fully diluted basis. In addition, in connection with the Acquisition, the two principals of Sigyn have been appointed to serve as members of the Registrant’s board of directors. The parties have taken the actions necessary to provide that the Acquisition is treated as a “tax free exchange” under Section 368 of the Internal Revenue Code of 1986, as amended. The Agreement contains customary representations, warranties and covenants of the Registrant and Sigyn for like transactions. The Acquisition will close upon the completion of various closing conditions as further described in the Agreement (the “Closing Date”). The shares of the Registrant’s common stock to be issued in connection with the Acquisition will not be registered under the Securities Act, and will be issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Certificates representing these shares will contain a legend stating the restrictions applicable to such shares.

In connection with the Acquisition, the two principals of Sigyn have been appointed to serve as members of the Company’s board of directors. The parties have taken the actions necessary to provide that the Acquisition is treated as a “tax free exchange” under Section 368 of the Internal Revenue Code of 1986, as amended. The Acquisition will result in a change in the composition and control of the board of directors of the Company.

As a result of completing the merger, the Company extinguished all previously reported liabilities, its preferred class of shares, and all stock purchase options. The reported liabilities totaling $3,429,516 converted into a total of 7,907,351 common shares.

There were no other events subsequent to September 30, 2020, and up to the date of this filing that would require disclosure.

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

On August 10, 2020, a reverse stock split of the Company’s common stock, par value $0.0001 per share, at a ratio of 150:1, became effective. The reverse stock split was announced by the Financial Industry Regulatory Authority (“FINRA”) on August 7, 2020. At the effective time of the reverse stock split, every 150 issued and outstanding shares of the Company’s common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share or number of authorized shares of common stock. All share and per share amounts contained in this Quarterly Report on Form 10-Q and the accompanying financial statements have been adjusted to reflect the reverse stock split for all prior periods presented.

On August 25, 2020, the Company executed a Share Exchange Agreement (the “Agreement”) with Sigyn Therapeutics, Inc., a Delaware corporation (“Sigyn”), whereby the Company will acquire 100% of the issued and outstanding shares of common stock of Sigyn, in exchange for a total of 75% of the fully paid and nonassessable shares of the Company’s common stock outstanding immediately following the Closing of the Agreement (the “Acquisition”). The Acquisition was completed on October 19, 2020.

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

On August 10, 2020, a reverse stock split of the Company’s common stock, par value $0.0001 per share, at a ratio of 150:1, became effective. The reverse stock split was announced by FINRA on August 7, 2020. At the effective time of the reverse stock split, every 150 issued and outstanding shares of the Company’s common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share or number of authorized shares of common stock. All share and per share amounts contained in this Quarterly Report on Form 10-Q and the accompanying financial statements have been adjusted to reflect the reverse stock split for all prior periods presented.

Recent Developments

Financing Transactions

Convertible Note Payable

In January and March 2020, holders of the Company’s December 2015 Notes elected to convert principal of $10,000 and $7,500 of accrued interest due on the December 2015 Notes into a total of 46,667 common shares.

On September 29, 2019 (“Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance of up to $125,000 aggregate principal amount of convertible promissory notes (the “Notes”) with Alpha Capital, Brio Capital, and Crossover Capital. As of September 30, 2020 and December 31, 2019, $75,020 and $70,020, respectively, was loaned, in aggregate, by the investors.

On June 29, 2020, Alpha Capital Anstalt assigned all of its debt and common shares to Osher Capital Partners LLC.

The Notes matured on September 29, 2020. The Notes are in default and the Company is currently in discussions to restructure the terms of the note and provide for interest to accrue at a rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Notes. At any time after the Issue Date, the holder of a Note, at its option, may convert the outstanding principal balance and accrued interest into shares of Common Stock of the Company. The conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.375 per share, as amended on December 31, 2019, subject to adjustment as provided therein. The Notes, for example, are subject to adjustment upon certain events such as stock splits and if the Company issues any securities with more favorable terms than are described in the Notes, the holder of a Note, may, at the holder’s option, become a part of the more favorable transaction documents. Each Note also contains a prepayment penalty of 125% of the amount outstanding under the Note. The holder of a Note does not have the right to convert any portion of their Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise (the “Beneficial Ownership Limitation”). The Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holder of a Note may be entitled to take various actions, which may include the acceleration of amounts due under such Note and accrual of interest.

The Purchase Agreement includes additional purchaser rights and Company obligations including obligations on the Company to satisfy the current public information requirements under SEC Rule 144(c), to reserve a sufficient number of shares underlying the Notes, and other customary representations and warranties.

In January and February 2018, the Company entered into Securities Purchase Agreements (the “Purchase Agreement”) with respect to the sale and issuance to Crossover Capital Fund II, LLC (“Crossover”) totaling (i) 833,332 shares of the Company’s Common Stock (the “Commitment Shares”); (ii) 20,000 redeemable shares (the “Redeemable Shares”), (iii) $294,000 aggregate principal amount of a convertible promissory note (the “Convertible Notes”) and (iv) Common Stock Purchase Warrants to purchase up to an aggregate of 13,067 shares of the Company’s common stock (the “Warrants”) for a net aggregate consideration of $250,000 cash.

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

In October 2018, the January and February 2018 Crossover Purchase Agreement was amended to extend the maturity date to December 31, 2018 and to remove the right of the Company to 20,000 of the Redeemable Shares and Crossover was issued the shares.

The exercise price for the Warrants is $22.50, subject to adjustment, are exercisable for five years after the date of the Warrant and are exercisable in whole or in part, as either a cash exercise or as a “cashless” exercise. On June 26, 2020, the noteholder agreed to cancel all of its warrants resulting in no financial impact to the Company.

Note Payable

In September 2020, the Company entered into Promissory Notes (“Promissory Notes”) totaling $60,000 from certain institutional investors Osher ($40,000) and Brio ($20,000) for working capital purposes. The Promissory Notes bear no interest and are due and payable on December 31, 2020.

On June 30, 2017, we entered into a Loan Agreement, a Secured Promissory Note (“Note”) and a personal guarantee with respect to the funding by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. Until December 31, 2018, we have the ability to request quarterly advances of up to the lesser of (i) $250,000 or (ii) one sixth (1/6) of the revenue reported in the Form 10-Q or 10-K for the previous calendar quarter or previous fiscal year, whichever is most recent, provided that such revenue generated a profit of at least 10 percent (10%). The investors may advance the funds in their absolute discretion. In June 2017, the Company was advanced $125,005. The Note shall become due and payable 18 months from each advance date. We must make payments to the investors in an amount of $350, including interest at 10% per annum, every business day from the date of the first advance, which shall be increased proportionately upon each advance. The Note is secured with our assets pursuant to a security agreement dated December 23, 2015. In addition, our CEO has personally guaranteed the Note. As additional consideration for the loan, the investors received 10,000 shares of restricted common stock, in aggregate, valued at $105,000 (based on our stock price on the date of grant) along with $2,500 in cash for reimbursement of expenses incurred and recorded as debt issuance costs of $107,500.

On June 29, 2020, Alpha Capital Anstalt assigned all of its debt and common shares to Osher Capital Partners LLC.

In January 2018, we were advanced an additional $60,010 under the Note with no additional shares issued. In March 2018, we were advanced an additional $60,010 under the Note with 4,000 additional shares to be issued. As of March 31, 2018, we had not issued the shares and has recorded a common stock payable and a debt discount of $55,500 (based on our stock price on the date of grant). The shares were issued in April 2018 and the shares were reclassed from common stock payable to equity. The debt discount is accreted to interest expense over the term of the note.

The Agreement and Note are being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. We are still accounting for the interest in accordance with GAAP.

Stock Transactions

Common Stock

On August 10, 2020, a reverse stock split of the Company’s common stock, par value $0.0001 per share, at a ratio of 150:1, became effective. The reverse stock split was announced by FINRA on August 7, 2020. At the effective time of the reverse stock split, every 150 issued and outstanding shares of the Company’s common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share or number of authorized shares of common stock. All share and per share amounts contained in this Quarterly Report on Form 10-Q and the accompanying financial statements have been adjusted to reflect the reverse stock split for all prior periods presented.

On March 31, 2020, the Company issued a total of 16,667 restricted common shares to a third-party in conjunction with a joint venture, valued at $13,750 (based on the Company’s stock price on the measurement date).

On February 25, 2020, the Company issued a total of 33,333 restricted common shares to a third-party for outside consulting services with 11,111 shares vesting each month for three months. The Company recorded $16,334 and $13,166 in the three and nine months ended September 30, 2020 (based on the Company’s stock price on the measurement date). The Company valued the shares at each vesting period and recognized expense for the portion of the shares earned.

In January and March 2020, holders of the Company’s December 2015 Notes elected to convert principal of $10,000 and $7,500 of accrued interest due on the December 2015 Notes into a total of 46,667 common shares.

Stock Based Compensation

In April 2018, the Company issued a total of 653 restricted common shares to its employees, valued at $7,742 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

As of March 31, 2018, the Company issued a total of 667 restricted common shares to members of its advisory committee (“Advisors”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $0 and $0, and $0 and $0 under general and administrative expenses in the accompanying condensed consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, respectively, with $0 remaining to be amortized. As of September 30, 2019, the Advisors had vested in 667 shares with 0 shares to vest over the remaining vesting period.

Joint Venture

On March 12, 2020, the Company entered into a Farm-in and JV Agreement (the “Agreement”) with Gabriel Kushnir Holdings Pty Ltd (“Kushnir”), whereby the Company intends to acquire a seventy-five percent interest in the Werribee Downs Project associated with a tenement EL006892 application in Australia (the “Tenement”) for the purpose of mining minerals. The Company must incur minimum annual expenditures associated with the Tenement each year until the Company and Kushnir mutually decide to mine the Tenement, at which time, the Company and Kushnir will enter into a joint venture agreement in order to pursue potential development of all minerals in the Tenement. If the Company fails to provide the necessary annual minimum expenditures on the Tenement pursuant to the Mineral Resource Act 1990, the Company will forfeit its ability to receive the seventy-five percent interest in the Tenement. On March 31, 2020, the Company issued 2,500,000 shares of its common stock to Kushnir as consideration for the Agreement.

Acquisition

On August 25, 2020, the Company executed a Share Exchange Agreement (the “Agreement”) with Sigyn Therapeutics, Inc., a Delaware corporation (“Sigyn”), whereby the Company will acquire 100% of the issued and outstanding shares of common stock of Sigyn, in exchange for a total of 75% of the fully paid and nonassessable shares of the Company’s common stock outstanding immediately following the Closing of the Agreement (the “Acquisition”). The Acquisition was completed on October 19, 2020.

Upon the Closing of, and as a result of, the Acquisition, Sigyn will become a wholly-owned subsidiary of the Company, and following the consummation of the Acquisition and giving effect to the issuance of the Company’s shares of common stock as part of the Acquisition, as well as additional shares of common stock to be issued to noteholders and warrant holders of both the Company and Sigyn, the stockholders of Sigyn will beneficially own approximately Seventy-five percent (75%) of the issued and outstanding Common Stock of the Company on a fully diluted basis. As part of the Acquisition, Sigyn may offer, in a private placement transaction up to $1,500,000 of convertible notes, of which the Company’s shareholders may invest up to $500,000, which convertible notes shall have a term of one year and pay an Original Issuer Discount (OID) of 10% and a note conversion price of $20 (based on an approximate Sigyn valuation of $12,500,000) and the noteholders shall receive a five-year warrant to purchase a common share based on a price equal to $30 (based on an approximate Sigyn valuation of $17,500,000).

In connection with the Acquisition, the two principals of Sigyn will be appointed to serve as members of the Company’s board of directors. The parties have taken the actions necessary to provide that the Acquisition is treated as a “tax free exchange” under Section 368 of the Internal Revenue Code of 1986, as amended. The Acquisition will result in a change in the composition and control of the board of directors of the Company.

As a result of completing the merger, the Company extinguished all previously reported liabilities, its preferred class of shares, and all stock purchase options. The reported liabilities totaling $3,429,516 converted into a total of 7,907,351 common shares.

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

How We Generate Revenue

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606 (“ASC 606”), Revenue from Contracts with Customers, using the modified retrospective approach for all contracts not completed as of the date of adoption. Results for the reporting periods beginning on January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with accounting under ASC 605, Revenue Recognition. As a result of adopting ASC 606, amounts reported under ASC 606 were not materially different from amounts that would have been reported under the previous revenue guidance of ASC 605, as such, no cumulative adjustment to retained earnings.

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

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the three and nine months ended September 30, 2020 and 2019, the Company recorded retail sales of $0 and $0, and $0 and $0, respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the three and nine months ended September 30, 2020 and 2019, the Company recorded wholesale sales of $3,834 and $4,590, and $32,100 and $137,983, respectively.

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

Costs associated with product shipping and handling are expensed as incurred. Shipping and handling costs, which are included in selling, general and administrative expenses on the statement of operations, were $0 and $242, and $34 and $2,326 for the three and nine months ended September 30, 2020 and 2019, respectively.

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

Results of Operations

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

The following discussion represents a comparison of our results of operations for the three months ended September 30, 2020 and 2019.  The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019

Net revenues	$3,834	$32,100
Cost of sales	1,799	8,010
Gross Profit	2,035	24,090
Operating expenses	89,612	146,815
Other expense	62,969	15,850
Net loss before income taxes and discontinued operations	$(150,546)	$(138,575)

Net Revenues

Net revenues decreased by $28,266, or 88.1%, to $3,834 for the three months ended September 30, 2020 from $32,100 for the three months ended September 30, 2019. The decrease in revenue is primarily the result of a decrease in wholesale revenue.

Cost of Sales

Cost of sales decreased by $6,211, or 77.5%, to $1,799 for the three months ended September 30, 2020 from $8,010 for the three months ended September 30, 2019. The decrease in cost of sales was primarily due to the reduced wholesale revenue. As a percentage of revenue, cost of sales was 46.9% and 25.0% resulting in a gross margin of 53.1% and 75.0% for the three months ended September 30, 2020 and 2019, respectively, primarily due to product mix.

Operating expenses

Operating expenses decreased by $57,203, or 39.0%, to $89,612 for the three months ended September 30, 2020 from $146,815 for the three months ended September 30, 2019 primarily due to decreases in marketing costs of $1,067, compensation costs of $13,742, consulting costs of $3,757, rent of $10,500, depreciation and amortization costs of $9,555, travel expenses of $12,318, and general and administration costs of $9,555, offset primarily by increases in professional fees of $2,413, and investor relations costs of $876, as a result of reorganizing our administrative infrastructure, primarily marketing costs, and refocusing our marketing initiatives to generate sales growth.

For the three months ended September 30, 2020, we had general and administrative expenses of $89,612 primarily due to compensation costs of $67,361, consulting costs of $1,753, professional fees of $9,819, depreciation and amortization costs of $9,801, and investor relations costs of $876 as a result of reorganizing our administrative infrastructure due to refocusing our marketing initiatives to generate anticipated sales growth.

For the three months ended September 30, 2019, we had marketing expenses of $1,067, stock based compensation of $0, and general and administrative expenses of $145,748 primarily due to compensation costs of $81,103, consulting costs of $5,510, travel expenses of $12,318, rent of $10,500, professional fees of $7,406, depreciation and amortization costs of $19,356, and general and administration costs of $9,555 as a result of reorganizing our administrative infrastructure due to refocusing our marketing initiatives to generate anticipated sales growth.

Other (Income) Expense

Other expense for the three months ended September 30, 2020 totaled $62,969 primarily due to interest expense in conjunction with debt, compared to other expense of for three months ended September 30, 2019 totaled $15,850 primarily due to interest expense in conjunction with debt discount of $9,250 and interest expense on notes payable of $6,600.

Net loss before income taxes and discontinued operations

Net loss before income taxes and discontinued operations for the three months ended September 30, 2020 totaled $150,546 primarily due to revenue of $3,834 and (increases) in compensation costs, stock based compensation, professional fees, marketing costs, investor relations costs, impairment charges, and general and administration costs compared to a loss of $138,575 for the three months ended September 30, 2019 primarily due to revenue of $32,100 and (increases) in compensation costs, stock based compensation, professional fees, marketing costs, investor relations costs, impairment charges, and general and administration costs.

Assets and Liabilities

Assets were $610,181 as of September 30, 2020. Assets consisted primarily of inventory of $586,047 which includes loose stones of $388,925, finished goods of $134,145, and samples inventory of $62,977, equipment of $2,073, and intangible assets of $22,061. Liabilities were $3,429,516 as of September 30, 2020. Liabilities consisted primarily of due to related party of $1,227,264, accounts payable of $38,745, other current liabilities of $208,796, notes payable of $158,187, net of $0 of unamortized debt discount, and convertible notes of $1,796,524, net of $0 of unamortized debt discount.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

The following discussion represents a comparison of our results of operations for the nine months ended September 30, 2020 and 2019.  The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Net revenues	$4,590	$137,983
Cost of sales	2,062	34,090
Gross Profit	2,528	103,893
Operating expenses	235,096	496,790
Other expense	186,847	46,850
Net loss before income taxes and discontinued operations	$(419,415)	$(439,747)

Net Revenues

Net revenues decreased by $133,393, or 96.7%, to $4,590 for the nine months ended September 30, 2020 from $137,983 for the nine months ended September 30, 2019. The decrease in revenue is primarily the result of the decrease in wholesale revenue.

Cost of Sales

Cost of sales decreased by $32,028, or 94.0%, to $2,062 for the nine months ended September 30, 2020 from $34,090 for the nine months ended September 30, 2019. The decrease in cost of sales was primarily due to the reduced cost of product, offset partially by the decrease in revenue. As a percentage of revenue, cost of sales was 44.9% and 24.7% resulting in a gross margin of 55.1% and 75.3% for the nine months ended September 30, 2020 and 2019, respectively, primarily due to the decrease in revenue.

Operating expenses

Operating expenses decreased by $261,694, or 52.7%, to $235,096 for the nine months ended September 30, 2020 from $496,790 for the nine months ended September 30, 2019 primarily due to decreases in compensation costs of $172,687, marketing costs of $10,107, travel expenses of $40,892, depreciation and amortization costs of $28,849, professional fees of $12,943, rent of $17,144, and general and administration costs of $26,120, offset primarily by increases in stock based compensation of $43,250, consulting costs of $1,558, and investor relations costs of $2,240, as a result of reorganizing our administrative infrastructure, primarily marketing costs, and refocusing our marketing initiatives to generate sales growth.

For the nine months ended September 30, 2020, we had marketing expenses of $968, stock based compensation of $43,250, and general and administrative expenses of $190,878 primarily due to compensation costs of $80,699, consulting costs of $19,488, travel expenses of $3,363, rent of $15,920, professional fees of $42,607, depreciation and amortization costs of $29,401, investor relations costs of $2,515, and general and administration costs of $2,422 as a result of reorganizing our administrative infrastructure due to refocusing our marketing initiatives to generate anticipated sales growth.

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

Other (Income) Expense

Other expense for the nine months ended September 30, 2020 totaled $186,847 primarily due to interest expense on notes payable of $188,847 and other income of $2,000, compared to other expense of $46,850 for the nine months ended September 30, 2019 primarily due to interest expense in conjunction with debt discount of $27,750 and interest expense on notes payable of $19,100.

Liquidity and Capital Resources

General – Overall, we had an decrease in cash flows of $500 in the nine months ended September 30, 2020 resulting from cash used in operating activities of 65,500 and cash provided by financing activities of $65,000.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Net cash provided by (used in):
Operating activities	$(65,500)	$(113,674)
Investing activities	—	100,000
Financing activities	65,000	6,667
	$(500)	$(6,997)

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Cash Flows from Operating Activities – For the nine months ended September 30, 2020, net cash used in operating activities was $65,500. Net cash used in operations was primarily due to a net loss of $419,415, and the changes in operating assets and liabilities of $281,264, primarily due to the net changes in accounts payable of $28,262, accrued compensation – related party of $65,000, inventory of $2,063, and other current liabilities of $188,846, offset primarily by due to related party of $2,907. In addition, net cash provided by operating activities was offset primarily by adjustments to reconcile net profit from the estimated fair value of stock issued for services of $43,250, depreciation expense of $1,037, and amortization expense of $28,364.

For the nine months ended September 30, 2019, net cash used in operating activities was $113,674. Net cash used in operations was primarily due to a net loss of $201,432, and the changes in operating assets and liabilities of $262,641, primarily due to the net changes in accrued compensation – related party of $195,000, inventory of $31,554, due to related party of $9,150, and other current liabilities of $34,531, offset primarily by the change in accounts payable of $7,594. In addition, net cash provided by operating activities was offset primarily by adjustments to reconcile net profit from the gain on disposal of discontinued operations of $260,883, the accretion of the debt discount of $27,750, depreciation expense of $9,360, and amortization expense of $48,890.

Cash Flows from Investing Activities – For the nine months ended September 30, 2020, we had no net cash used in investing activities. For the nine months ended September 30, 2019, net cash provided by investing activities was $100,000 due to proceeds from sale of business.

Cash Flows from Financing Activities – For the nine months ended September 30, 2020, net cash provided by financing activities of $65,000 was due to $5,000 of proceeds from short term convertible notes and $60,000 of proceeds from short term notes. For the nine months ended September 30, 2019, net cash provided by financing activities of $6,677 was due to $40,010 of proceeds from short term convertible notes offset partially by repayments of short-term notes of $33,333.

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

Convertible Note Payable

On September 29, 2019 (“Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance of up to $125,000 aggregate principal amount of convertible promissory notes (the “Notes”) with Alpha Capital, Brio Capital, and Crossover Capital. As of September 30, 2020 and December 31, 2019, $75,020 and $70,020, respectively, was loaned, in aggregate, by the investors.

On June 29, 2020, Alpha Capital Anstalt assigned all of its debt and common shares to Osher Capital Partners LLC.

The Notes matured on September 29, 2020. The Notes are in default and the Company is currently in discussions to restructure the terms of the note and provide for interest to accrue at a rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Notes. At any time after the Issue Date, the holder of a Note, at its option, may convert the outstanding principal balance and accrued interest into shares of Common Stock of the Company. The conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.375 per share, as amended on December 31, 2019, subject to adjustment as provided therein. The Notes, for example, are subject to adjustment upon certain events such as stock splits and if the Company issues any securities with more favorable terms than are described in the Notes, the holder of a Note, may, at the holder’s option, become a part of the more favorable transaction documents. Each Note also contains a prepayment penalty of 125% of the amount outstanding under the Note.

In January and February 2018, we entered into a Securities Purchase Agreements (the “Purchase Agreement”) with respect to the sale and issuance to Crossover Capital Fund II, LLC (“Crossover”) totaling (i) 833,332 shares of our Common Stock (the “Commitment Shares”); (ii) 20,000 redeemable shares (the “Redeemable Shares”), (iii) $294,000 aggregate principal amount of a convertible promissory note (the “Convertible Notes”) and (iv) Common Stock Purchase Warrants to purchase up to an aggregate of 13,067 shares of our common stock (the “Warrants”) for a net aggregate consideration of $250,000 cash.

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

In October 2018, the January 2018 Crossover Purchase Agreement was amended to extend the maturity date to December 31, 2018 and to remove the right of the Company to 20,000 of the Redeemable Shares and Crossover was issued the shares.

The exercise price for the Warrants is $22.50, subject to adjustment, are exercisable for five years after the date of the Warrant and are exercisable in whole or in part, as either a cash exercise or as a “cashless” exercise. On June 26, 2020, the noteholder agreed to cancel all of its warrants resulting in no financial impact to the Company.

In January and March 2020, holders of the Company’s December 2015 Notes elected to convert principal of $10,000 and $7,500 of accrued interest due on the December 2015 Notes into a total of 46,667 common shares.

Note Payable

In September 2020, the Company entered into Promissory Notes (“Promissory Notes”) totaling $60,000 from certain institutional investors Osher and Brio for working capital purposes. The Promissory Notes bear no interest and are due and payable on December 31, 2020.

On June 30, 2017, we entered into a Loan Agreement, a Secured Promissory Note (“Note”) and a personal guarantee with respect to the funding by certain institutional investors Alpha Capital Anstalt and Brio Capital Master Fund Ltd. of up to $1,125,000 in debt. Until December 31, 2018, we have the ability to request quarterly advances of up to the lesser of (i) $250,000 or (ii) one sixth (1/6) of the revenue reported in the Form 10-Q or 10-K for the previous calendar quarter or previous fiscal year, whichever is most recent, provided that such revenue generated a profit of at least 10 percent (10%). The investors may advance the funds in their absolute discretion. In June 2017, the Company was advanced $125,005. The Note shall become due and payable 18 months from each advance date. We must make payments to the investors in an amount of $350, including interest at 10% per annum, every business day from the date of the first advance, which shall be increased proportionately upon each advance. The Note is secured with our assets pursuant to a security agreement dated December 23, 2015. In addition, our CEO has personally guaranteed the Note. As additional consideration for the loan, the investors received 10,000 shares of restricted common stock, in aggregate, valued at $105,000 (based on our stock price on the date of grant) along with $2,500 in cash for reimbursement of expenses incurred and recorded as debt issuance costs with a balance at December 31, 2017 of $107,500.

On June 29, 2020, Alpha Capital Anstalt assigned all of its debt and common shares to Osher Capital Partners LLC.

In January 2018, we were advanced an additional $60,010 under the Note with no additional shares issued. In March 2018, we were advanced an additional $60,000 under the Note with 4,000 additional shares to be issued. As of March 31, 2018, we had not issued the shares and recorded a common stock payable and a debt discount of $55,500 (based on our stock price on the date of grant). The shares were issued in April 2018 and the shares were reclassed from common stock payable to equity. The debt discount is accreted to interest expense over the term of the note.

The Agreement and Note are being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. We are still accounting for the interest in accordance with GAAP.

Due to Related Party

During the nine months ended September 30, 2020, we received no advances from our CEO/director, incurred business expenses that were paid by the CEO/director of $132,540 (comprised of operating expenses) and had repayments of $135,446. We have a balance owed to the related party of $1,227,264 and $1,165,171 at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, accrued compensation-related party was $45,000 and $0, respectively. At December 31, 2019, the CEO and Secretary forgave all deferred compensation totaling $1,499,750 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets.

Stock Transactions

On March 31, 2020, the Company issued a total of 16,667 restricted common shares to a third-party in conjunction with a joint venture, valued at $13,750 (based on the Company’s stock price on the measurement date).

On February 25, 2020, the Company issued a total of 33,333 restricted common shares to a third-party for outside consulting services with 11,111 shares vesting each month for three months. The Company recorded $16,334 and $13,166 in the three and nine months ended September 30, 2020 (based on the Company’s stock price on the measurement date). The Company valued the shares at each vesting period and recognized expense for the portion of the shares earned.

In January and March 2020, holders of the Company’s December 2015 Notes elected to convert principal of $10,000 and $7,500 of accrued interest due on the December 2015 Notes into a total of 46,667 common shares.

Stock Based Compensation

As of December 31, 2016, our board of directors and shareholders previously authorized the adoption and implementation of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The principal purpose of the 2015 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors to us and our related companies by providing them the opportunity to acquire a proprietary interest in us and to link their interests and efforts to the long-term interests of our shareholders. The material terms of the 2015 Plan are summarized in “Executive Compensation Plans and Other Benefit Plans” in this filing. Under the 2015 Plan, an aggregate of 133,333 shares of our common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other stock and cash-based awards.

In April 2018, the Company issued a total of 653 restricted common shares to its employees, valued at $7,742 (based on our stock price on the date of grant) as compensation pursuant to the Company’s 2015 Equity Incentive Plan.

As of March 31, 2018, the Company issued a total of 667 restricted common shares to members of its advisory committee (“Advisors”), valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for outside advisory and consulting services pursuant to the Company’s 2015 Equity Incentive Plan. One-twelfth (1/12) of the shares will be earned each month. The Company will revalue the shares at each vesting period and recognize expense for the portion of the shares earned. The Company recognized compensation expense of $0 and $0, and $0 and $3,750 under general and administrative expenses in the accompanying condensed consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, respectively with $0 remaining to be amortized. As of September 30, 2019, the Advisors had vested in 667 shares with 0 shares to vest over the remaining vesting period.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of our business.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had an accumulated deficit of approximately $16,495,000 and $16,076,000 at September 30, 2020 and December 31, 2019, respectively, had a working capital deficit of $2,843,000 and $2,514,000 at September 30, 2020 and December 31, 2019, respectively, had a net loss of approximately $151,000 and $419,000, and $139,000 and $201,000 for the three and nine months ended September 30, 2020 and 2019, respectively, and net cash used in operating activities of approximately $66,000 and $114,000 for the nine months ended September 30, 2020 and 2019, respectively.

While we are attempting to expand operations and increase revenues, our cash position may not be significant enough to support our daily operations. We intend to raise additional funds by way of a public or private offering. We believe that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues. Our current burn rate to maintain the minimal level of operations for us to be in a position to execute our business plan upon funding is anticipated to be no greater than $25,000 per month in cash. Joseph Segelman, our previous President and CEO, has agreed to underwrite these costs, if necessary, until we are able to begin execution of our business plan.

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

Reverse Stock Split

On August 10, 2020, a reverse stock split of the Company’s common stock, par value $0.0001 per share, at a ratio of 150:1, became effective. The reverse stock split was announced by FINRA on August 7, 2020. At the effective time of the reverse stock split, every 150 issued and outstanding shares of the Company’s common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share or number of authorized shares of common stock. All share and per share amounts contained in this Quarterly Report on Form 10-Q and the accompanying financial statements have been adjusted to reflect the reverse stock split for all prior periods presented.

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

Revenue Recognition

On January 1, 2018, we adopted ASC 606 (“ASC 606”), Revenue from Contracts with Customers, using the modified retrospective approach for all contracts not completed as of the date of adoption. Results for the reporting periods beginning on January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with accounting under ASC 605, Revenue Recognition. As a result of adopting ASC 606, amounts reported under ASC 606 were not materially different from amounts that would have been reported under the previous revenue guidance of ASC 605, as such, no cumulative adjustment to retained earnings.

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

A description of our principal revenue generating activities are as follows:

Retail sales – The Company offers consumer products through its online websites. During the three and nine months ended September 30, 2020 and 2019, the Company recorded retail sales of $0 and $0, and $0 and $0, respectively.

Wholesale sales – The Company offers product sold in bulk to distributors. During the three and nine months ended September 30, 2020 and 2019, the Company recorded wholesale sales of $3,834 and $4,590, and $32,100 and $137,983, respectively.

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

Accounts Receivable

We record trade receivables when revenue is recognized. When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. At September 30, 2020 and December 31, 2019, we had no allowance for doubtful accounts. For the three and nine months ended September 30, 2020 and 2019, there were no accounts written-off.

Deferred Revenue

Deferred revenue consists of customer orders paid in advance of the delivery of the order. The Company classifies deferred revenue as short-term as the typical order ships within three weeks of placing the order. Deferred revenue is recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met.

Inventories

Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Our inventory consists of loose sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of September 30, 2020, inventory consists of loose sapphire jewels, finished jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. We perform our own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, we review the inventory each quarter against industry prices from gem-guide and if there is a potential impairment, we would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessment of the sapphires could be significantly lower from the current estimated fair value. Our loose sapphire jewels do not degrade in quality over time.

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

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2020 and December 31, 2019, the fair value of inventory, accrued compensation - related party, and advance from shareholder approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Convertible Notes Payable

September 2019 Securities Purchase Agreement

On September 29, 2019 (“Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance of up to $125,000 aggregate principal amount of convertible promissory notes (the “Notes”) with Alpha Capital, Brio Capital, and Crossover Capital. As of September 30, 2020 and December 31, 2019, $75,020 and $70,020, respectively, was loaned, in aggregate, by the investors.

On June 29, 2020, Alpha Capital Anstalt assigned all of its debt and common shares to Osher Capital Partners LLC.

The Notes matured on September 29, 2020. The Notes are in default and the Company is currently in discussions to restructure the terms of the note and provide for interest to accrue at a rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Notes. At any time after the Issue Date, the holder of a Note, at its option, may convert the outstanding principal balance and accrued interest into shares of Common Stock of the Company. The conversion price for the principal and interest in connection with voluntary conversions by a holder of a Note is $0.375 per share, as amended on December 31, 2019, subject to adjustment as provided therein. The Notes, for example, are subject to adjustment upon certain events such as stock splits and if the Company issues any securities with more favorable terms than are described in the Notes, the holder of a Note, may, at the holder’s option, become a part of the more favorable transaction documents. Each Note also contains a prepayment penalty of 125% of the amount outstanding under the Note. The holder of a Note does not have the right to convert any portion of their Note if it (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise (the “Beneficial Ownership Limitation”). The Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holder of a Note may be entitled to take various actions, which may include the acceleration of amounts due under such Note and accrual of interest.

The Purchase Agreement includes additional purchaser rights and Company obligations including obligations on the Company to satisfy the current public information requirements under SEC Rule 144(c), to reserve a sufficient number of shares underlying the Notes, and other customary representations and warranties.

January and February 2018 Securities Purchase Agreement

In January and February 2018, the Company entered into Securities Purchase Agreements with respect to the sale and issuance to Crossover Capital Fund II, LLC (“Crossover”) totaling (i) 5,556 shares of the Company’s Common Stock; (ii) 3,000,000 redeemable shares, (iii) $294,000 aggregate principal amount of a convertible promissory note and (iv) Common Stock Purchase Warrants to purchase up to an aggregate of 13,067 shares of the Company’s common stock for a net aggregate consideration of $250,000 cash. The January and February 2018 Convertible Notes matured on March 31, 2020, as amended on December 31, 2019. The note is in default and the Company is currently in discussions to restructure the terms of the note and provides for interest to accrue at an interest rate equal to 18% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the January and February 2018 Convertible Notes. If the January and February 2018 Convertible Notes are prepaid on or prior to the maturity date, all of the Redeemable Shares shall be returned to the treasury shares of the Company, without any payment by the Company for the Redeemable Shares. Further, if the Company prepays a portion of the Note, but not the entire Note, on or before the maturity date, a pro rata portion of the Redeemable Shares shall be returned to the Company’s treasury in proportion to the prepayment amount as it relates to the entire January and February 2018 Convertible Notes balance. There is also a one-time interest charge of 10% due at maturity. The conversion price in effect on the January and February 2018 Convertible Notes is $0.375 per share, as amended on December 31, 2019. On June 26, 2020, the noteholder agreed to cancel all of its warrants resulting in no financial impact to the Company.

November 2017 Securities Purchase Agreement

We entered into a Securities Purchase Agreement with respect to the sale and issuance to certain institutional investors Alpha and Brio of up to (i) 5,556 shares of our common stock, (ii) $287,502 aggregate principal amount of secured convertible notes and (iii) common stock purchase warrants to purchase up to an aggregate of 23,959 shares of our common stock as defined in the Securities Purchase Agreement.   The aggregate cash subscription amount received by us from the purchasers for the issuance of the incentive shares, notes and warrants was approximately $250,005, which was issued at a $37,497 original issue discount from the face value of the note. The notes mature on March 31, 2020, as amended on December 31, 2019, and provide for interest to accrue at an interest rate equal to 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the Convertible Notes. The note is in default and the Company is currently in discussions to restructure the terms of the note. The conversion price in effect on the November 2017 Convertible Notes is $0.375 per share, as amended on December 31, 2019. On June 26, 2020, the noteholder agreed to cancel all of its warrants resulting in no financial impact to the Company.

On June 29, 2020, Alpha Capital Anstalt assigned all of its debt and common shares to Osher Capital Partners LLC.

November 2016 Securities Purchase Agreement

As of December 31, 2016, the Purchasers of the December 2015 Securities Purchase Agreement previously exercised their right under Section 2.4 of the Purchase Agreement, in order to enter into a Subsequent Closing, as that term is defined in the Purchase Agreement, under the same terms as are included in the Purchase Agreement. The November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants were issued on November 10, 2016. November 2016 Purchasers received (i) November 2016 Incentive Shares at the rate of 2.8986 November 2016 Incentive Shares for each $1.00 of November 2016 Note principal issued to such November 2016 Purchaser; (ii) a November 2016 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s November 2016 Note; and (iii) November 2016 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s November 2016 Note principal amount divided by $18.00 (“November 2016 Purchaser Conversion Price”), the conversion price in effect on the November 2016 Initial Closing Date is $0.375, as amended on December 31, 2019. The aggregate cash subscription amount received by the Company from the purchasers for the issuance of the November 2016 Incentive Shares, November 2016 Notes and November 2016 Warrants was approximately $244,945 which was issued at a $42,557 original issue discount from the face value of the November 2016 Note. The notes mature on March 31, 2020, as amended on December 31, 2019, and provide for interest to accrue at an interest rate equal to 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the November 2016 Notes. The note is in default and the Company is currently in discussions to restructure the terms of the note. On June 26, 2020, the noteholder agreed to cancel all of its warrants resulting in no financial impact to the Company.

December 2015 Securities Purchase Agreement

As of December 31, 2016, we entered into a Securities Purchase Agreement (the “December 2015 Purchase Agreement”) with respect to the sale and issuance to certain institutional investors Alpha and Brio (collectively “December 2015 Purchasers”) of up to (i) 16,667 shares of our Common Stock (the “December 2015 Incentive Shares”); (ii) $862,500 aggregate principal amount of Secured Convertible Notes (the “December 2015 Notes”) and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 71,875, as amended, shares of our Common Stock (the “December 2015 Warrants”).  The December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants were issued on December 23, 2015 (the “December 2015 Original Issue Date”). December 2015 Purchasers received (i) December 2015 Incentive Shares at the rate of 2.8986 December 2015 Incentive Shares for each $1.00 of December 2015 Note principal issued to such December 2015 Purchaser; (ii) a December 2015 Note with a principal amount of $1.00 for each $0.86956 for each $1.00 paid by each purchaser for such purchaser’s December 2015 Note; and (iii) December 2015 Warrants to purchase up to a number of shares of Common Stock equal to 100% of such purchaser’s December 2015 Note principal amount divided by $18.00 (“December 2015 Purchaser Conversion Price”), the conversion price in effect on the December 2015 Initial Closing Date, as amended on December 31, 2019 to $0.375, with a per share exercise price equal to $45.00, subject to adjustment. The aggregate cash subscription amount received by us from the purchasers for the issuance of the December 2015 Incentive Shares, December 2015 Notes and December 2015 Warrants was approximately $724,500 (the “Subscription Amount”) which was issued at a $138,000 original issue discount from the face value of the December 2015 Note. The notes matured on March 31, 2019, as amended on January 2, 2019. The notes mature on March 31, 2020, as amended on December 31, 2019, and provide for interest to accrue at an interest rate equal to 15% per annum or the maximum rate permitted under applicable law after the occurrence of any event of default as provided in the November 2016 Notes. The note is in default and the Company is currently in discussions to restructure the terms of the note. On June 26, 2020, the noteholder agreed to cancel all of its warrants resulting in no financial impact to the Company.

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

Note Payable

In September 2020, the Company entered into Promissory Notes (“Promissory Notes”) totaling $60,000 from certain institutional investors Osher ($40,000) and Brio ($20,000) for working capital purposes. The Promissory Notes bear no interest and are due and payable on December 31, 2020.

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

In January 2018, the Company was advanced an additional $60,010 under the Note with no additional shares issued. In March 2018, we were advanced an additional $60,010 under the Note with 4,000 additional shares to be issued.

The Agreement and Note are being entered into in accordance with the halachically accepted exemptions on the paying of interest payments in business transactions known as “heter iska”. We are still accounting for the interest in accordance with GAAP.

During the nine months ended September 30, 2020, we received no advances from our CEO/director, incurred business expenses that were paid by the CEO/director of $132,540 (comprised of operating expenses) and had repayments of $135,446. We have a balance owed to the related party of $1,227,264 and $1,165,171 at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, accrued compensation-related party was $45,000 and $0, respectively. At December 31, 2019, the CEO and Secretary forgave all deferred compensation totaling $1,499,750 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets.

On June 29, 2020, Alpha Capital Anstalt assigned all of its debt and common shares to Osher Capital Partners LLC.

Employment Agreements

We previously had a consulting agreement with our CEO under which he was compensated $120,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either us or CEO giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the CEO receives a minimum annual base salary of $180,000, is eligible to receive an annual performance bonus each year, if performance goals established by the Company’s board of directors are met, and is entitled to participate in customary benefit plans. There have been no performance goals established. If we terminates the CEO’s employment without cause, he will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by CEO and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 200% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $45,000 and $45,000, and $45,000 and $90,000 for the three months ended September 30, 2020 and 2019, respectively. At December 31, 2019, the CEO and Secretary forgave all deferred compensation totaling $1,499,750 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets. In addition, we incurred employee benefits on behalf of the CEO totaling approximately $2,361 and $15,699, and $0 and $6,768 for the three months ended September 30, 2020 and 2019, respectively. Employee benefits include health and dental coverage, use of a car, car insurance, and a gym membership.

We previously had a consulting agreement with our secretary and director (“Secretary”) under which she was compensated $60,000 per annum. Beginning June 20, 2013, this contract was to continue unless and until terminated at any time by either the Company or Secretary giving two month notice in writing. Such consulting agreement was terminated by mutual agreement as of May 1, 2015 and superseded by the employment agreement effective May 1, 2015. The initial term of employment agreement expired on December 31, 2018, unless earlier terminated by either party. The agreement provides for automatic one-year renewals, unless either party gives notice of their intention not to extend at least 90 days prior to the expiration of any term. Under this employment agreement, the Secretary receives a minimum annual base salary of $80,000. If we terminate the Secretary’s employment without cause, she will be entitled to the following: (i) payment of (x) accrued compensation and unpaid base salary through the date of such termination, (y) any amounts previously deferred by Secretary and (z) the payment or reimbursement for expenses incurred prior to the date of such termination; (ii) an amount equal to 50% of the base salary and (iii) continued participation, at our expense, in our health and welfare programs for a period of two years after the date of termination. We incurred compensation expense of $20,000 and $20,000, and $20,000 and $40,000 for the three and nine months ended September 30, 2020 and 2019, respectively. At December 31, 2019, the CEO and Secretary forgave all deferred compensation totaling $487,000 and based on ASC 470-50-40, Extinguishments of Debt, was included in Additional paid-in-capital in the accompanying consolidated Balance Sheets. In addition, we incurred employee benefits on behalf of the Secretary totaling approximately $0 and $0, and $0 and $2,433 for the three and nine months ended September 30, 2020 and 2019, respectively. Employee benefits include use of a car and car insurance.

Recent Accounting Pronouncements

Refer to Note 3 in the accompanying notes to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the three months ended September 30, 2020 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We will continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis.

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

ITEM 4. MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended September 30, 2020, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sigyn Therapeutics, Inc. (the “Registrant”) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGYN THERAPEUTICS, INC.

Date: November 9, 2020	By:	/s/ James Joyce
James Joyce
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)