Form 10-K
period 2020-12-31
Sigyn Therapeutics, Inc.
filed 2021-04-06
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number 333-204486

SIGYN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-2573116
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

8880 Rio San Diego Ste., 800, San Diego, California	92108
(Address of principal executive offices)	(zip code)

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

Common Stock, $0.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)
		Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant was $414,636. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of April 5, 2021, there were 35,248,513 shares of common stock outstanding.

SIGYN THERAPEUTICS, INC.

2020 ANNUAL REPORT ON FORM 10-K

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

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” is of Sigyn Therapeutics, Inc.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Sigyn” refers to Sigyn Therapeutics, Inc., a Delaware corporation;
●	“Commission” refers to the Securities and Exchange Commission;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I

Item 1. Business

Background

Business Overview

Sigyn Therapeutics, Inc. (“Sigyn” or the “Company”) was established on October 29, 2019 in the State of Delaware. We are a development-stage therapeutic technology company that is headquartered in San Diego, California USA. Our primary focus is directed toward a significant unmet need in global health: the treatment of acute life-threatening inflammatory conditions that are precipitated by Cytokine Storm Syndrome (“The Cytokine Storm” or “Cytokine Release Syndrome”) and not addressed with approved drug therapies. Cytokine Storm Syndrome is a dysregulated immune response that can be induced by a wide range of infectious and non-infectious conditions. A hallmark of the Cytokine Storm is an over-production of inflammatory cytokines, which can destroy tissue, trigger multiple-organ failure and cause death.

On October 19, 2020, Reign Resources Corporation, a Delaware corporation (the “Registrant”) completed a Share Exchange Agreement (the “Agreement”) with our organization (Sigyn Therapeutics) that resulted in the registrant acquiring 100% of our issued and outstanding shares of common stock in exchange for 75% of the fully paid and nonassessable shares of the Registrant’s common stock outstanding (the “Acquisition”). In conjunction with the transaction, the Registrant changed its name to Sigyn Therapeutics, Inc. pursuant to an amendment to its articles of incorporation that was filed with the State of Delaware. Subsequently, the Registrant’s trading symbol was changed to SIGY. The Acquisition was treated as a “tax-free exchange” under Section 368 of the Internal Revenue Code of 1986 and resulted in the Sigyn corporate entity (established on October 29, 2019) to become a wholly owned subsidiary of the Registrant. Among the conditions for closing the acquisition, the Registrant extinguished all previously reported liabilities, its preferred class of shares, and all stock purchase options. As a result, the reported liabilities totaling $3,429,516 converted into a total of 7,907,351 common shares. Additionally, assets held on the books of Reign Resources Corporation, such as Gem inventory, was kept in the Company and therefore recorded as assets on the Share Exchange date. The Registrant’s Board of Directors appointed James A. Joyce and Craig P. Roberts to serve as members of the Registrant’s Board of Directors upon closing of the Acquisition.

As of April 5, 2021, we have a total 35,248,513 shares issued and outstanding, of which 9,561,513 shares are held by non-affiliate shareholders.

About Sigyn Therapy

Sigyn Therapy is a novel blood purification technology designed to mitigate cytokine storm syndrome through the broad-spectrum depletion of inflammatory targets from the bloodstream. Sigyn Therapy’s mechanism of action allows for it to be implemented on the established infrastructure of dialysis and CRRT machines that are already located in hospitals and clinics worldwide. Cytokine Storm Syndrome is a hallmark of sepsis, which is the most common cause of in-hospital deaths and claims more lives each year than all forms of cancer combined. Virus induced cytokine storm (VICS) is associated with high mortality and is a leading cause of SARS-CoV-2 (COVID-19) deaths. Other therapeutic opportunities include but are not limited to bacteria induced cytokine storm (BICS), acute respiratory distress syndrome (ARDS) and acute forms of liver failure such as Hepatic Encephalopathy, which is associated with elevated levels of toxins and inflammatory cytokines in the bloodstream.

Recent Clinical Disclosures

On December 1, 2020, we reported the results of an in vitro study that validated the ability of Sigyn Therapy to simultaneously deplete a broad-spectrum of critical inflammatory targets from human blood plasma. In the study, Sigyn Therapy reduced the presence of endotoxin and relevant pro-inflammatory cytokines, which included Interleukin-1 beta (IL-1b), Interleukin-6 (IL-6) and Tumor Necrosis Factor alpha (TNF-a). Endotoxin (lipopolysaccharide or LPS) is a well-known inflammatory trigger implicated in the pathogenesis of sepsis and septic shock resulting from gram-negative bacterial infections. The dysregulated over-production of IL-1b, IL-6 and TNF-a is known to induce organ failure and cause death. An objective of the study was to rebalance elevated cytokine levels and optimize the elimination of endotoxin from human blood plasma. The study was conducted in triplicate over four-hour time periods with a pediatric version of Sigyn Therapy. Average reduction of endotoxin load peaked at 83% during the studies. The average reduction of IL-1b was 69%, IL-6 reduction was 59% and TNF-a reduction was 57% during the four-hour studies. We plan to incorporate this data into an Investigational Device Exemption (IDE) that we expect to submit to the United States Food and Drug Administration (FDA) prior to the end of the 2021 calendar year. Our IDE submission will request permission to initiate U.S. human feasibility studies with a primary objective to demonstrate that Sigyn Therapy can be safely administered to subjects diagnosed with a Cytokine Storm Syndrome related condition. There is no assurance that FDA will approve our IDE submission to permit human studies.

We are also evaluating the ability of Sigyn Therapy to address CytoVesicles that transport inflammatory cytokine cargos throughout the bloodstream. Based on recent peer-reviewed publications and emerging scientific evidence, we believe the simultaneous clearance of circulating CytoVesicles, endotoxin and inflammatory cytokines may overcome the limitations of previous drug and medical device candidates to treat sepsis and other life-threatening inflammatory conditions.

On January 6, 2021, we disclosed the results of an in vitro pilot study that modeled the ability of the adsorbent components we incorporate within Sigyn Therapy to address CytoVesicles. CytoVesicles (extracellular vesicles that transport inflammatory cytokine cargos) participate in concert with freely circulating cytokines to further escalate the Cytokine Storm. CytoVesicles have previously been elusive targets for extracorporeal blood purification therapies as they can be 20-50 times larger than cytokines themselves. In our in vitro pilot study, 104 nanometer liposomes were utilized as a model system to assess the ability of Sigyn Therapy’s adsorbent components to deplete CytoVesicles from human blood plasma. After a two-hour interaction with our cocktail of adsorbent components, liposome concentrations in human blood plasma were reduced ~90%. Previously published studies have validated liposomes as a model for the isolation of extracellular vesicles from blood based on the similarity of their size and structural characteristics. There is no assurance that any in vitro study outcome of Sigyn Therapy or its components will translate into similar performance outcomes in human studies.

Sigyn Therapy Mechanism of Action

Sigyn Therapy is a novel blood purification technology whose broad-spectrum mechanism of action establishes a basis to treat an expansive pipeline of candidate indications. Incorporated within Sigyn Therapy is a “cocktail” of adsorbent components that have been formulated to optimize the depletion of inflammatory cytokines, toxins, CytoVesicles, endotoxin and potentially other pathogenic factors that are known to induce Cytokine Storm Syndrome.

In the medical field, the term “cocktail” is a reference to the simultaneous administration of multiple drugs (a drug cocktail) with differing mechanisms of actions. While drug cocktails have begun to emerge as potential mechanisms to treat cancer, they are proven life-saving countermeasures to treat HIV/AIDS and Hepatitis-C virus infection. However, dosing of multi-drug agent cocktails is limited by toxicity and adverse events that can result from deleterious drug interactions. Sigyn Therapy is not constrained by such limitations as our active components are not introduced into the body. As a result, we are able to incorporate a substantial dose of multiple adsorbents, each with differing mechanisms and capabilities to optimize Sigyn Therapy’s ability to calm the cytokine storm that underlies life-threatening inflammatory conditions.

Beyond our advantageous dosing strategy, the components of our adsorbent cocktail have surface characteristics and structures that permit Sigyn Therapy to bind or adsorb inflammatory targets that exceed 100 nanometers in diameter. Whereas the two most broadly deployed devices to treat acute life-threatening inflammatory conditions are limited to addressing either a single molecular target (endotoxin) or a broad-spectrum of inflammatory cytokines below 5 nanometers in diameter.

Beyond these mechanistic advantages, Sigyn Therapy is a single-use, “blood-in-blood-out device” that can be deployed on the established infrastructure of dialysis and CRRT machines that are already located in hospitals and clinics worldwide. Sigyn Therapy isolates inflammatory targets from the bloodstream to optimize their interaction with our cocktail of adsorbent components. We believe this mechanism to be a further competitive advantage as our adsorbent components are restricted from contacting or activating blood cells.

From a technical perspective, Sigyn Therapy converges the plasma separation function of hollow-fiber plasmapheresis devices with the expansive capacity of adsorbent components housed in the extra-lumen space (outside the fiber walls, yet inside the outer shell of the cartridge) to optimize the elimination of inflammatory targets in a low-shear force environment without interacting with blood cells. As blood flows into our device, the plasma components along with inflammatory targets move through the porous walls (≈200 nm) of the hollow-fibers (2500+ fibers) due to the blood side pressure. Because the hollow fiber bundle creates a resistance to the flow of blood, a pressure drop is created along the length of the device such that the blood-side pressure is higher at the blood inlet and lower at the blood outlet. This causes plasma to flow away from the blood and into the extra-lumen space (home of our adsorbent components) along the proximal third of the fiber bundle. In the distal third of the fiber bundle, the pressure gradient is reversed, which causes the plasma to flow backward through the fiber walls where it is recombined with cellular components without the inflammatory initiators, cytokines or toxins that have been bound or captured by the cocktail of adsorbent components housed in the extra-lumen space. Based on blood flow rates of 200ml/min, a patient’s entire blood volume can pass through Sigyn Therapy approximately 10 times during a four-hour treatment period.

Market Overview

Cytokine Storm Syndrome is a hallmark of sepsis, which is the most common cause of in-hospital deaths and claims more lives each year than all forms of cancer combined. Virus induced cytokine storm (VICS) is associated with high mortality and is a leading cause of SARS-CoV-2 (COVID-19) deaths. Other therapeutic opportunities include but are not limited to bacteria induced cytokine storm (BICS), acute respiratory distress syndrome (ARDS) and acute forms of liver failure such as Hepatic Encephalopathy, which is associated with elevated levels of toxins and inflammatory cytokines in the bloodstream. The annual market opportunity for a therapeutic strategy to prevent or mitigate the Cytokine Storm has been reported to exceed $20 billion.

In April 2020, the FDA published the following statement, which supports the regulatory advancement of anti-cytokine blood purification technologies: “Based on the totality of scientific evidence available, the removal of pro-inflammatory cytokines may ameliorate the cytokine storm due to the overabundance of pro-inflammatory cytokines and, in turn, provide clinical benefit.”

The Cytokine Storm Precipitates Sepsis

Sepsis is defined as a life-threatening organ dysfunction caused by a dysregulated host response to infection. In January of 2020, a report entitled; “Global, Regional, and National Sepsis Incidence and Mortality, 1990-2017: Analysis for the Global Burden of Disease Study,” was published in the Journal Lancet. The publication reported 48.9 million cases of sepsis and 11 million deaths in 2017. In that same year, an estimated 20.3 million sepsis cases and 2.9 million deaths were among children younger than 5-years old. The report referenced that sepsis kills more people around the world than all forms of cancer combined. In the United States, sepsis was reported to be the most common cause of in-hospital deaths with annual costs exceeding $24 billion.

To date, more than 100 human studies have been conducted to evaluate the safety and benefit of candidate drugs to treat sepsis. With one brief exception (Xigris, Eli Lilly), none of these studies resulted in a market approved therapy. As the treatment of sepsis remains elusive for therapeutic drug agents, an increased understanding of the complex mechanisms that underlie sepsis support the potential of therapeutic strategies that modulate a broad-spectrum of inflammatory factors.

As a result, an increased focus has been directed toward extracorporeal blood purification, with an emphasis on devices that improve immune homeostasis through the depletion of circulating inflammatory mediators. Given the pivotal role of endotoxin and cytokine production in sepsis, it is anticipated that the simultaneous depletion of these inflammatory factors may establish the basis for an efficacious strategy. We also believe that inflammatory cytokine cargos transported by CytoVesicles represent a novel, yet important therapeutic target.

Virus Induced Cytokine Storm (VICS)

Virus Induced Cytokine Storm (VICS) is associated with high mortality rates and is defined by an excess production of inflammatory cytokines in response to a virulent viral infection. As the vast majority of human viruses are not addressed with a corresponding drug or vaccine, there is an urgent and ongoing need for therapies that mitigate the Cytokine Storm that can be initiated by a broad-spectrum of viral pathogens. At present, VICS is a leading cause of COVID-19 deaths and often precipitates other life-threatening conditions including acute respiratory distress syndrome (ARDS) and sepsis, which are highly prevalent in hospitalized COVID-19 patients.

In March of 2020, Yale University researchers reported that elevated levels of pro-inflammatory cytokines correlated with the severity of COVID-19 infection and increased mortality rates. Inversely, the researchers reported that declining levels of these same cytokines are associated with patient recovery. In April of 2020, the FDA established pro-inflammatory cytokine reduction as a clinical endpoint to ameliorate the cytokine storm induced by a viral infection.

Beyond COVID-19, virus induced Cytokine Storms are associated with many of the 250,000 to 500,000 global deaths that result from severe influenza infections each year. In some years, the death toll resulting from influenza rises to pandemic proportions. In modern history, the best-known example is the H1N1 Spanish Flu of 1918 which caused the deaths of more than 50 million individuals. Other deadly influenza outbreaks included the 1957 H2N2 Asian influenza, the 1968 H3N2 Hong Kong influenza, and the 2009 H1N1 pandemic influenza. Between 1997 and 2014, several epizootic avian influenza viruses (e.g., H5N1, H7N9, and H10N8) crossed the species barrier to cause increased human death tolls.

In recent years, virus induced Cytokine Storm was associated with high mortality resulting from the 2003 SARS virus outbreak and the 2014-15 Ebola virus outbreak. VICS is also reported to play a role in mosquito-borne viral infections, including severe Dengue infections, which result in approximately 40,000 deaths each year.

We believe that Sigyn Therapy can serve as a first-line countermeasure to mitigate Cytokine Storm Syndrome resulting from emerging viral outbreaks that are increasingly being fueled by a confluence of global warming, urban crowding and intercontinental travel. As it is improbable for post-exposure drugs and vaccines to be developed, proven effective, manufactured and delivered at the outset of a pandemic, we believe there will be an ongoing demand for therapies to address virus induced Cytokine Storm Syndrome. Additionally, we believe that Sigyn Therapy aligns with U.S. Government initiatives that support the development of broad-spectrum medical countermeasures that mitigate the impact of emerging pandemic threats, yet also have viability in established disease indications.

Bacteria Induced Cytokine Storm (BICS)

Gram-negative bacteria infections are a significant global health issue due to their resistance to antibiotic therapy. In severe infections, bacteria shed endotoxins into the circulatory system, which are potent drivers of Cytokine Storm Syndrome. According to the Centers for Disease Control and Prevention (CDC), over two million infections are caused by antibiotic-resistant bacteria each year in the United States, resulting in approximately 23,000 deaths. From a national biodefense perspective, four species of bacteria have been classified as “Category A” biological threats as they pose a high risk to national security and public health. These include Bacillus anthracis (anthrax), Clostridium botulinum toxin (botulism), Yersinia pestis (plague) and Francisella tularensis (tularemia). The extracorporeal elimination of circulating endotoxin has previously been demonstrated to help rebalance the innate immune system, decrease levels of inflammatory mediators and improve vascular function and hemodynamics.

Acute Respiratory Distress Syndrome (ARDS) Treatment Opportunity

Acute respiratory distress syndrome (ARDS) is a form of respiratory failure characterized by the rapid onset of widespread inflammation in the lungs. ARDS is often associated with multiple organ failure and is known to be precipitated by a variety of clinical disorders, including Cytokine Storm Syndrome. Globally, ARDS is associated with approximately 3 million deaths each year and has a mortality rate of 30-50%.

Hepatic Encephalopathy (HE)

Hepatic Encephalopathy (HE) is a life-threatening complication of liver cirrhosis that results in 25,000-40,000 U.S. hospital admissions each year. The three-year survival rate following the first episode of HE is approximately 15%. HE severity has been correlated with highly elevated serum concentrations of pro-inflammatory cytokines and toxins. At present, we have not conducted studies that validate the ability of Sigyn Therapy to deplete HE related toxins from blood or blood plasma.

Bridge-To-Liver Transplant

There is a significant need for a medical device that can reduce the circulating presence of inflammatory cytokines and toxins in patients with liver failure. Based on these requirements, Sigyn Therapy is a candidate strategy to stabilize or extend the life of a patient prior to the identification of a matched liver for transplantation. Otherwise known as a bridge-to-liver transplant. In 2017, 8,082 U.S. patients received a liver transplant and 13,885 patients were on the waiting list for a liver transplant. The average cost associated with a liver transplant is $577,100 USD. As with Hepatic Encephalopathy, we have not conducted studies that validate the ability of Sigyn Therapy to deplete deleterious toxins associated with liver failure.

Other Potential Opportunities

Cytokine Storm Syndrome may also result from trauma, severe burns, acute pancreatitis, adverse drug reactions, cancer immunotherapies, cancer cachexia, acute kidney injury (AKI) and severe pneumonia.

Competition

Our primary focus is directed toward treating acute life-threatening inflammatory conditions that are precipitated by Cytokine Storm Syndrome and not addressed with approved drug therapies. As a result of COVID-19, single-mechanism drugs to inhibit specific cytokine targets are being clinically evaluated in COVID-19 infected individuals. The candidate targets for these drug agents include IL-1, IL-6 and TNF-a, which are simultaneously addressed by Sigyn Therapy based on recent in vitro study outcomes.

Emerging and historic evidence reveals the considerable challenge to temper the Cytokine Storm through the inhibition of a single cytokine target. In April of 2020, an article in the Journal Nature reported 14 different inflammatory cytokines to be highly elevated in bloodstream of COVID-19 patients. In May of 2020, Stanford researchers reported that elevated levels of inflammatory cytokines in COVID-19 patients are consistent with those observed in critically ill (non-COVID-19) sepsis and ARDS patients, which are conditions for which anti-cytokine drugs have previously been unable to demonstrate benefit in clinical studies. Specific to sepsis, more than 70 human studies have been conducted to evaluate the safety and benefit of candidate drugs. With one brief exception (Xigris, Eli Lilly), none of these studies resulted in a market approved therapy.

In the absence of safe and effective drugs to address Cytokine Storm related conditions, we anticipate that the market for therapeutic blood purification technologies to address Cytokine Storm Syndrome will be extremely competitive.

The most broadly deployed blood purification technologies to address life-threatening inflammatory conditions are the Toraymyxn device from Toray Industries and the CytoSorb device from CytoSorbents Corporation. While not yet market cleared in the United States, these industry-pioneering technologies are approved for use in more than 40 countries, have been administered to hundreds of thousands of patients, are the subject of hundreds of peer-reviewed publications and are being evaluated to treat severe COVID-19 infections. However, the mechanism of action of each of these technologies differs substantially.

The Toraymyxin device houses an immobilized antibiotic agent that has a high specificity to bind circulating endotoxin, which is a potent activator of cytokine storm syndrome induced by gram-negative bacterial infections. However, Toraymyxin does not address inflammatory cytokines or CytoVesicles. Conversely, the CytoSorb device incorporates an adsorbent bead that depletes inflammatory cytokines from the bloodstream but does not address endotoxin or CytoVesicles.

We believe that Sigyn Therapy’s ability to address inflammatory cytokines, endotoxin and CytoVesicles provides us with a significant competitive advantage that we plan to demonstrate in human clinical studies. However, there is no assurance that we will advance human clinical studies that demonstrate safety and efficacy of our technology.

Marketing and Sales

At present, we do not market or sell any therapeutic products. We plan to establish relationships with organizations that have established distribution channels into markets that might be served by Sigyn Therapy should it receive market clearance from FDA or other foreign regulatory agencies.

Intellectual Property

We own the intellectual property rights to pending royalty-free patents that have been assigned to us by our co-founders, James A. Joyce and Craig P. Roberts. We have also received a “Notice of Allowance” from the United States Patent and Trademark Office (USPTO) related to the use of Sigyn Therapeutics, Sigyn Therapy and the protection of our corporate logo. We plan to continually expand our intellectual property portfolio and protect trade secrets that are not the subject of patent submissions. However, there is no assurance that the claims of current pending and future patent applications will result in issued patents.

At present, we own the rights to the following patents pending.

DEVICES, SYSTEMS AND METHODS FOR THE BROAD-SPECTRUM REDUCTION OF PRO-INFLAMMATORY CYTOKINES IN BLOOD - U.S. Application No.: 62/881,740; Filing Date: 2019-08-01 - Inventors: Joyce & Roberts

DEVICES, SYSTEMS AND METHODS FOR THE BROAD-SPECTRUM REDUCTION OF PRO-INFLAMMATORY CYTOKINES IN BLOOD - International Patent Application No.: PCT/US2020/044223; Filing Date: 2020-07-30 - Inventors: Joyce & Roberts

DEVICES, SYSTEMS AND METHODS FOR THE BROAD-SPECTRUM REDUCTION OF PRO-INFLAMMATORY CYTOKINES IN BLOOD - U.S. Patent Application No.: 16/943,436; Filing Date: 2020-07-30 - Inventors: Joyce & Roberts

Government Regulation

In the United States, Sigyn Therapy is subject to regulation by the FDA and other healthcare agencies. Should we seek to commercialize Sigyn Therapy outside the United States, we expect to face comparable international regulatory oversight. Based on published guidance by FDA, we anticipate Sigyn Therapy to be a Class III medical device whose regulatory jurisdiction will be the Center for Devices and Radiological Health (CDRH), the FDA branch that oversees the market approval of medical devices. As a Class III device, we are subject to a Pre-Market Approval (PMA) submission pathway with CDRH. The approval of PMA application to support market clearance of Sigyn Therapy will require extensive data, which includes but is not limited to technical documents, preclinical studies, human clinical trials, the establishment of Good Manufacturing Practice (GMA) standards and labeling that fulfills FDA’s requirement to demonstrate reasonable evidence of safety and effectiveness of a medical device product. There is no assurance that Sigyn Therapy will be demonstrated to be a safe and effective product to treat any life-threatening inflammatory condition precipitated by Cytokine Storm Syndrome.

Additionally, we must comply with applicable laws and regulations that govern the development, testing, manufacturing, labeling, marketing, storage, distribution, advertising and promotion, and post-marketing surveillance reporting for medical devices. Failure to comply with these applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as issuance of warning letters, import detentions, civil monetary penalties and/or judicial sanctions, such as product seizures, injunctions and criminal prosecution. Our failure to comply with any of these laws and regulations could have a material adverse effect on our operations.

Manufacturing and Procurement

We are advancing a manufacturing relationship with an FDA registered Contract Manufacturing Organization (CMO) to establish GMP compliant manufacturing to support human clinical studies and potential commercialization should we receive clearance to market Sigyn Therapy. We plan to establish manufacturing procedure specifications that define each stage of our manufacturing, inspection and testing processes and the control parameters or acceptance criteria that apply to each activity that result in the production of our technology.

We have also established relationships with industry vendors that provide components necessary to manufacture our device. Should the relationship with an industry vendor be interrupted or discontinued, we believe that alternate component suppliers can be identified to support the continued manufacturing of our product. However, delays related to interrupted or discontinued vendor relationships could adversely impact our business.

Research and Product Development

We have sourced our research and product development activities, which include the performance of in vitro validation studies, pre-GMP product assembly and manufacturing through an organization with extensive experience in advancing extracorporeal blood purification technologies. At present, we do not plan to build and staff our own research and product development facility.

Environmental Laws and Regulations

At present, our operations are not subject to any environmental laws or regulations.

Employees

We have 2 full-time employees and no part-time employees as of the date of this filing. We have an employer contribution for healthcare, but we do not provide pension, annuity, insurance, profit sharing, or similar benefit plans; however, we may adopt such plans in the future. To conserve cash and resources, we utilize consultants on an as-needed basis to provide various functions. Additionally, we also contract with clinical and research organizations to support the advancement of Sigyn Therapy.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate address 8880 Rio San Diego, Suite 800, San Diego, California, 92108.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our stock is quoted on the OTC markets under the symbol “SIGY.” We were listed on May 23, 2016. There are 35,248,513 shares outstanding as of April 5, 2021. The below table provides the high and low bid prices of our common stock for each quarterly period during the last two years.

	Year ended December 31, 2020
	High	Low
Fourth Quarter	$2.25	$1.00
Third Quarter	$2.97	$0.11
Second Quarter	$1.95	$0.24
First Quarter	$1.18	$0.61

	Year ended December 31, 2019
	High	Low
Fourth Quarter	$3.00	$0.48
Third Quarter	$3.00	$0.96
Second Quarter	3.375	$0.525
First Quarter	$3.375	$0.525

(b) Transfer Agent

The transfer agent and registrar for our common stock is VStock Transfer, LLC located at 18 Lafayette Place, Woodmere, New York.

(b) Shareholders of Record

The number of beneficial holders of record of our common stock as of the close of business on December 31, 2020 was 96.

(c) Dividends

We do not expect to pay cash dividends in the next term. We intend to retain future earnings, if any, to provide funds for operation of our business. We currently have no restrictions affecting our ability to pay cash dividends.

(d) Equity Compensation Plans

The Company does not have an equity compensation plan.

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

OVERVIEW:

Historical Development

Sigyn Therapeutics, Inc. (“Sigyn” or the “Company”) was established on October 29, 2019 in the State of Delaware. We are a development-stage therapeutic technology company that is headquartered in San Diego, California USA. Our primary focus is directed toward a significant unmet need in global health: the treatment of acute life-threatening inflammatory conditions that are precipitated by Cytokine Storm Syndrome (“The Cytokine Storm” or “Cytokine Release Syndrome”) and not addressed with approved drug therapies. Cytokine Storm Syndrome is a dysregulated immune response that can be induced by a wide range of infectious and non-infectious conditions. A hallmark of the Cytokine Storm is an over-production of inflammatory cytokines, which can destroy tissue, trigger multiple-organ failure and cause death.

On October 19, 2020, Reign Resources Corporation, a Delaware corporation (the “Registrant”) completed a Share Exchange Agreement (the “Agreement”) with our organization (Sigyn Therapeutics) that resulted in the registrant acquiring 100% of our issued and outstanding shares of common stock in exchange for 75% of the fully paid and nonassessable shares of the Registrant’s common stock outstanding (the “Acquisition”). In conjunction with the transaction, the Registrant changed its name to Sigyn Therapeutics, Inc. pursuant to an amendment to its articles of incorporation that was filed with the State of Delaware. Subsequently, the Registrant’s trading symbol was changed to SIGY. The Acquisition was treated as a “tax-free exchange” under Section 368 of the Internal Revenue Code of 1986 and resulted in the Sigyn corporate entity (established on October 29, 2019) to become a wholly owned subsidiary of the Registrant. Among the conditions for closing the acquisition, the Registrant extinguished all previously reported liabilities, its preferred class of shares, and all stock purchase options. As a result, the reported liabilities totaling $3,429,516 converted into a total of 7,907,351 common shares. Additionally, assets held on the books of Reign Resources Corporation, such as Gem inventory, was kept in the Company and therefore recorded as assets on the Share Exchange date. The Registrant’s Board of Directors appointed James A. Joyce and Craig P. Roberts to serve as members of the Registrant’s Board of Directors upon closing of the Acquisition.

As of April 5, 2021, we have a total 35,248,513 shares issued and outstanding, of which 9,561,513 shares are held by non-affiliate shareholders.

About Sigyn Therapy

Sigyn Therapy is a novel blood purification technology designed to mitigate cytokine storm syndrome through the broad-spectrum depletion of inflammatory targets from the bloodstream. Sigyn Therapy’s mechanism of action allows for it to be implemented on the established infrastructure of dialysis and CRRT machines that are already located in hospitals and clinics worldwide. Cytokine Storm Syndrome is a hallmark of sepsis, which is the most common cause of in-hospital deaths and claims more lives each year than all forms of cancer combined. Virus induced cytokine storm (VICS) is associated with high mortality and is a leading cause of SARS-CoV-2 (COVID-19) deaths. Other therapeutic opportunities include but are not limited to bacteria induced cytokine storm (BICS), acute respiratory distress syndrome (ARDS) and acute forms of liver failure such as Hepatic Encephalopathy, which is associated with elevated levels of toxins and inflammatory cytokines in the bloodstream.

Recent Developments

On December 1, 2020, we reported the results of an in vitro study that validated the ability of Sigyn Therapy to simultaneously deplete a broad-spectrum of critical inflammatory targets from human blood plasma. In the study, Sigyn Therapy reduced the presence of endotoxin and relevant pro-inflammatory cytokines, which included Interleukin-1 beta (IL-1b), Interleukin-6 (IL-6) and Tumor Necrosis Factor alpha (TNF-a). Endotoxin (lipopolysaccharide or LPS) is a well-known inflammatory trigger implicated in the pathogenesis of sepsis and septic shock resulting from gram-negative bacterial infections. The dysregulated over-production of IL-1b, IL-6 and TNF-a is known to induce organ failure and cause death. An objective of the study was to rebalance elevated cytokine levels and optimize the elimination of endotoxin from human blood plasma. The study was conducted in triplicate over four-hour time periods with a pediatric version of Sigyn Therapy. Average reduction of endotoxin load peaked at 83% during the studies. The average reduction of IL-1b was 69%, IL-6 reduction was 59% and TNF-a reduction was 57% during the four-hour studies. We plan to incorporate this data into an Investigational Device Exemption (IDE) that we expect to submit to the United States Food and Drug Administration (FDA) prior to the end of the 2021 calendar year. Our IDE submission will request permission to initiate U.S. human feasibility studies with a primary objective to demonstrate that Sigyn Therapy can be safely administered to subjects diagnosed with a Cytokine Storm Syndrome related condition. There is no assurance that FDA will approve our IDE submission to permit human studies.

We are also evaluating the ability of Sigyn Therapy to address CytoVesicles that transport inflammatory cytokine cargos throughout the bloodstream. Based on recent peer-reviewed publications and emerging scientific evidence, we believe the simultaneous clearance of circulating CytoVesicles, endotoxin and inflammatory cytokines may overcome the limitations of previous drug and medical device candidates to treat sepsis and other life-threatening inflammatory conditions.

On January 6, 2021, we disclosed the results of an in vitro pilot study that modeled the ability of the adsorbent components we incorporate within Sigyn Therapy to address CytoVesicles. CytoVesicles (extracellular vesicles that transport inflammatory cytokine cargos) participate in concert with freely circulating cytokines to further escalate the Cytokine Storm. CytoVesicles have previously been elusive targets for extracorporeal blood purification therapies as they can be 20-50 times larger than cytokines themselves. In our in vitro pilot study, 104 nanometer liposomes were utilized as a model system to assess the ability of Sigyn Therapy’s adsorbent components to deplete CytoVesicles from human blood plasma. After a two-hour interaction with our cocktail of adsorbent components, liposome concentrations in human blood plasma were reduced ~90%. Previously published studies have validated liposomes as a model for the isolation of extracellular vesicles from blood based on the similarity of their size and structural characteristics. There is no assurance that any in vitro study outcome of Sigyn Therapy or its components will translate into similar performance outcomes in human studies.

We began our planned principal operations, and accordingly, we have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Financing Transactions

Convertible Promissory Debentures

Osher – $110,000

On February 10, 2021, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due February 11, 2022 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 157,143 shares of the Company’s Common Stock at an exercise price of $1.20 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.70 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Brio – $110,000

On February 10, 2021, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due February 11, 2022 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 157,143 shares of the Company’s Common Stock at an exercise price of $1.20 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.70 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Osher – $385,000

On January 28, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $385,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture due January 26, 2021, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants to purchase up to an aggregate of 80,209 shares of the Company’s Common Stock at an exercise price of $7.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the note and warrants was $350,005 which was issued at a $34,995 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.094 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Osher amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Warrants dated January 28, 2020, for the number of warrant shares from 80,209 warrant shares to 4,113,083 warrant shares at an exercise price of $0.14 per share.
●	The parties amended the Note for the maturity date from June 23, 2021 to October 20, 2021.

Osher – $50,000 (as amended on October 20, 2020 to $55,000)

On June 23, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $50,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due June 23, 2021, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 10,000 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $50,005 which was issued at a $0 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Osher amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $50,000 to $55,000. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $50,005 which was issued at an amended $4,995 original issue discount from the face value of the Note.
●	The parties amended the Warrants dated June 23, 2020, for the number of warrant shares from 10,000 warrant shares to 141,020 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from June 23, 2021 to October 20, 2021.

Brio – $50,000 (as amended on October 20, 2020 to $55,000)

On June 23, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Brio Capital Maser Fund, Ltd. (“Brio”) of (i) $50,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due June 23, 2021, based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 10,000 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $50,000 which was issued at a $0 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Brio amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $50,000 to $55,000. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $50,000 which was issued at an amended $5,000 original issue discount from the face value of the Note.
●	The parties amended the Warrants dated June 23, 2020, for the number of warrant shares from 10,000 warrant shares to 141,020 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from June 23, 2021 to October 20, 2021.

On December 2, 2020, Brio elected to convert the aggregate principal amount of the Note, $55,000, into 141,020 common shares.

Wetzel - $25,000 (as amended on October 20, 2020 to $27,500)

On August 18, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Christopher Wetzel (“Wetzel”) of (i) $25,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due August 18, 2021, based on $1.00 for each $0.90909 paid by Wetzel and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 5,000 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Wetzel for the issuance of the Note and Warrants was $25,000 which was issued at a $0 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Wetzel amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $25,000 to $27,500. The aggregate cash subscription amount received by the Company from Wetzel for the issuance of the Note and Warrants was $25,000 which was issued at an amended $2,500 original issue discount from the face value of the Note.
●	The parties amended the Warrants dated August 18, 2020, for the number of warrant shares from 5,000 warrant shares to 70,510 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from August 18, 2021 to October 20, 2021.

On October 28, 2020, Wetzel elected to convert the aggregate principal amount of the Note, $27,500, into 70,510 common shares.

Osher – $181,500

On September 17, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $181,500 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due September 30, 2021, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 8,250 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $165,000 which was issued at a $16,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Osher amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Warrants dated September 17, 2020, for the number of warrant shares from 8,250 warrant shares to 465,366 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from September 30, 2021 to October 20, 2021.

Brio – $93,500

On September 18, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Brio Capital Maser Fund, Ltd. (“Brio”) of (i) $93,500 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due September 30, 2021, based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 4,250 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $85,000 which was issued at a $8,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Brio amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Warrants dated September 18, 2020, for the number of warrant shares from 4,250 warrant shares to 239,734 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from September 30, 2021 to October 20, 2021.

On December 2, 2020, Brio elected to convert the aggregate principal amount of the Note, $93,500, into 239,734 common shares.

Eisenberger - $165,000

On September 21, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Joseph Eisenberger (“Eisenberger”) of (i) $165,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due September 30, 2021, based on $1.00 for each $0.90909 paid by Eisenberger and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 7,500 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Eisenberger for the issuance of the Note and Warrants was $150,000 which was issued at a $15,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Eisenberger amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the number of shares from the Warrants dated September 21, 2020, for the number of warrant shares from 7,500 warrant shares to 423,060 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from September 30, 2021 to October 20, 2021.

On November 5, 2020, Eisenberger elected to convert the aggregate principal amount of the Note, $165,000, into 423,060 common shares.

DiMaggio – $27,500 (as amended on October 20, 2020 to $22,000)

On September 28, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Ross DiMaggio (“DiMaggio”) of (i) $27,500 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due August 28, 2021, based on $1.00 for each $0.90909 paid by DiMaggio and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 1,000 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from DiMaggio for the issuance of the Note and Warrants was $20,000 which was issued at a $7,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and DiMaggio amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $27,500 to $22,000. The aggregate cash subscription amount received by the Company from Wetzel for the issuance of the Note and Warrants was $20,000 which was issued at an amended $2,000 original issue discount from the face value of the Note.
●	The parties amended the Warrants dated September 28, 2020, for the number of warrant shares from 1,000 warrant shares to 56,408 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from August 18, 2021 to October 20, 2021.

On October 27, 2020, DiMaggio elected to convert the aggregate principal amount of the Note, $22,000, into 56,408 common shares.

Unger – $33,000

On September 29, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor David W. Unger (“Unger”) of (i) $33,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due August 18, 2021, based on $1.00 for each $0.90909 paid by Unger and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 1,500 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Unger for the issuance of the Note and Warrants was $30,000 which was issued at a $3,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Unger amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Warrants dated September 29, 2020, for the number of warrant shares from 1,500 warrant shares to 84,612 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from August 18, 2021 to October 20, 2021.

On October 26, 2020, Unger elected to convert the aggregate principal amount of the Note, $33,000, into 84,612 common shares.

Stock Transactions

The transactions through December 31, 2020 represent Sigyn prior to the Share Exchange Agreement dated October 19, 2020 between the Company and Reign Resources Corporation.

Common Stock

The Company issued 500,000 restricted common shares to founder’s, valued at $500 (based on the par value on the date of grant). The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

The Company has authorized 1,000,000 shares of par value $0.001 common stock, of which 500,000 shares are outstanding at December 31, 2020.

On January 14, 2021, the Company issued a total of 47,000 shares of its common stock valued at $82,250 (based on the estimated fair market value of the Company’s common stock on the date of issuance) to a third party, for marketing and to promote brand awareness.

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

General and administrative expenses consist primarily of personnel costs and professional fees required to support our operations and growth.

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

Results of Operations

Year Ended December 31, 2020 Compared to Date of Formation (October 29, 2019) through December 31, 2019

The following discussion represents a comparison of our results of operations for the year ended December 31, 2020 and date of formation (October 29, 2019) through December 31, 2019. The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Year Ended December 31, 2020	Date of Formation (October 29, 2019) to December 31, 2019

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	916,434	1,550
Other expense	343,156	-
Net loss before income taxes and discontinued operations	$(1,259,590)	$(1,550)

Net Revenues

For the year ended December 31, 2020 and date of formation (October 29, 2019) through December 31, 2019, we had no revenues.

Cost of Sales

For the year ended December 31, 2020 and date of formation (October 29, 2019) through December 31, 2019, we had no cost of sales.

Operating expenses

Operating expenses increased by $914,884, or 5,902.5%, to $916,434 for the year ended December 31, 2020 from $1,550 for date of formation (October 29, 2019) through December 31, 2019 primarily due to increases in professional fees of $258,806, compensation costs of $584,486, research and development costs of $27,456, depreciation and amortization costs of $11,300, investor relations costs of $22,519, marketing costs of $705, rent expenses of $1,509, and general and administration costs of $8,103, as a result of adding administrative infrastructure for our anticipated business development.

For the year ended December 31, 2020, we had marketing expenses of $705, research and development costs of $27,456, and general and administrative expenses of $888,273 primarily due to professional fees of $260,356, compensation costs of $584,486, rent of $1,509, depreciation and amortization costs of $11,300, investor relations costs of $22,519, and general and administration costs of $8,103, as a result of adding administrative infrastructure for our anticipated business development.

From date of formation (October 29, 2019) through December 31, 2019, we had general and administrative expenses of $1,550 primarily due to professional fees of $1,550, as a result of adding administrative infrastructure for our anticipated business development.

Other (Income) Expense

Other expense for the year ended December 31, 2020 totaled $343,156 primarily due to interest expense of $343,156 in conjunction with accretion of debt discount and original issuance discount, compared to other expense of $0 from date of formation (October 29, 2019) through December 31, 2019.

Net loss before income taxes

Net loss before income taxes and discontinued operations for the year ended December 31, 2020 totaled 1,227,483 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, and general and administration costs compared to a loss of $1,550 from date of formation (October 29, 2019) through December 31, 2019 primarily due to professional fees.

Assets and Liabilities

Assets were $694,082 as of December 31, 2020. Assets consisted primarily of cash of $84,402, inventories of $586,047, equipment of $1,728, and intangible assets of $21,905. Liabilities were $594,903 as of December 31, 2020. Liabilities consisted primarily accounts payable of $16,005, accrues payroll and payroll taxes of $59,707, convertible notes of $518,668, net of $97,832 of unamortized debt discount, and other current liabilities of $523.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows for the year ended December 31, 2020 of $84,402 resulting from cash used in operating activities of $829,809 and cash used in investing activities of $10,799, offset partially by cash provided by financing activities of $925,010.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended December 31, 2020	Date of Formation (October 29, 2019) to December 31, 2019

Net cash provided by (used in):
Operating activities	$(829,809)	$-
Investing activities	(10,799)	-
Financing activities	925,010	-
	$(84,402)	$-

Year Ended December 31, 2019 Compared to Date of Formation (October 29, 2019) through December 31, 2019

Cash Flows from Operating Activities – For the year ended December 31, 2020, net cash used in operations was $829,809 compared to net cash used in operations of $0 from date of formation (October 29, 2019) through December 31, 2019. Net cash used in operations was primarily due to a net loss of $1,259,590 for year ended December 31, 2020 and the changes in operating assets and liabilities of $75,325, primarily due to the increase in accounts payable of $15,095, accrued payroll and payroll taxes of $59,707, and other current liabilities of $523. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $346, amortization expense of $10,954, accretion of original issuance costs of $67,823, and accretion of debt discount of $275,333.

Net cash used in operations was primarily due to a net loss of $1,550 from date of formation (October 29, 2019) through December 31, 2019, offset primarily by expenses paid by founders of $640, and the changes in operating assets and liabilities of $910, primarily due to the increase in accounts payable of $910.

Cash Flows from Investing Activities – For the year ended December 31, 2020, net cash used in investing was $10,799 due to the purchase of intangible assets compared to cash flows from investing activities of $0 from date of formation (October 29, 2019) through December 31, 2019.

Cash Flows from Financing Activities – For the year ended December 31, 2020, net cash provided by financing was $925,010 due to proceeds from short term convertible notes. From date of formation (October 29, 2019) through December 31, 2019, cash flows from financing activities was $0.

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

Convertible Promissory Debentures

Osher – $110,000

On February 10, 2021, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due February 11, 2022 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 157,143 shares of the Company’s Common Stock at an exercise price of $1.20 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.70 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Brio – $110,000

On February 10, 2021, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due February 11, 2022 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 157,143 shares of the Company’s Common Stock at an exercise price of $1.20 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.70 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Osher – $385,000

On January 28, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $385,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture due January 26, 2021, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants to purchase up to an aggregate of 80,209 shares of the Company’s Common Stock at an exercise price of $7.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the note and warrants was $350,005 which was issued at a $34,995 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.094 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Osher amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Warrants dated January 28, 2020, for the number of warrant shares from 80,209 warrant shares to 4,113,083 warrant shares at an exercise price of $0.14 per share.
●	The parties amended the Note for the maturity date from June 23, 2021 to October 20, 2021.

Osher – $50,000 (as amended on October 20, 2020 to $55,000)

On June 23, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $50,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due June 23, 2021, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 10,000 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $50,005 which was issued at a $0 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Osher amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $50,000 to $55,000. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $50,005 which was issued at an amended $4,995 original issue discount from the face value of the Note.
●	The parties amended the Warrants dated June 23, 2020, for the number of warrant shares from 10,000 warrant shares to 141,020 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from June 23, 2021 to October 20, 2021.

Brio – $50,000 (as amended on October 20, 2020 to $55,000)

On June 23, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Brio Capital Maser Fund, Ltd. (“Brio”) of (i) $50,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due June 23, 2021, based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 10,000 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $50,000 which was issued at a $0 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Brio amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $50,000 to $55,000. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $50,000 which was issued at an amended $5,000 original issue discount from the face value of the Note.
●	The parties amended the Warrants dated June 23, 2020, for the number of warrant shares from 10,000 warrant shares to 141,020 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from June 23, 2021 to October 20, 2021.

On December 2, 2020, Brio elected to convert the aggregate principal amount of the Note, $55,000, into 141,020 common shares.

Wetzel - $25,000 (as amended on October 20, 2020 to $27,500)

On August 18, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Christopher Wetzel (“Wetzel”) of (i) $25,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due August 18, 2021, based on $1.00 for each $0.90909 paid by Wetzel and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 5,000 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Wetzel for the issuance of the Note and Warrants was $25,000 which was issued at a $0 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Wetzel amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $25,000 to $27,500. The aggregate cash subscription amount received by the Company from Wetzel for the issuance of the Note and Warrants was $25,000 which was issued at an amended $2,500 original issue discount from the face value of the Note.
●	The parties amended the Warrants dated August 18, 2020, for the number of warrant shares from 5,000 warrant shares to 70,510 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from August 18, 2021 to October 20, 2021.

On October 28, 2020, Wetzel elected to convert the aggregate principal amount of the Note, $27,500, into 70,510 common shares.

Osher – $181,500

On September 17, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $181,500 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due September 30, 2021, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 8,250 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $165,000 which was issued at a $16,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Osher amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Warrants dated September 17, 2020, for the number of warrant shares from 8,250 warrant shares to 465,366 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from September 30, 2021 to October 20, 2021.

Brio – $93,500

On September 18, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Brio Capital Maser Fund, Ltd. (“Brio”) of (i) $93,500 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due September 30, 2021, based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 4,250 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $85,000 which was issued at a $8,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Brio amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Warrants dated September 18, 2020, for the number of warrant shares from 4,250 warrant shares to 239,734 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from September 30, 2021 to October 20, 2021.

On December 2, 2020, Brio elected to convert the aggregate principal amount of the Note, $93,500, into 239,734 common shares.

Eisenberger - $165,000

On September 21, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Joseph Eisenberger (“Eisenberger”) of (i) $165,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due September 30, 2021, based on $1.00 for each $0.90909 paid by Eisenberger and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 7,500 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Eisenberger for the issuance of the Note and Warrants was $150,000 which was issued at a $15,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Eisenberger amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the number of shares from the Warrants dated September 21, 2020, for the number of warrant shares from 7,500 warrant shares to 423,060 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from September 30, 2021 to October 20, 2021.

On November 5, 2020, Eisenberger elected to convert the aggregate principal amount of the Note, $165,000, into 423,060 common shares.

DiMaggio – $27,500 (as amended on October 20, 2020 to $22,000)

On September 28, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Ross DiMaggio (“DiMaggio”) of (i) $27,500 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due August 28, 2021, based on $1.00 for each $0.90909 paid by DiMaggio and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 1,000 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from DiMaggio for the issuance of the Note and Warrants was $20,000 which was issued at a $7,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and DiMaggio amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $27,500 to $22,000. The aggregate cash subscription amount received by the Company from Wetzel for the issuance of the Note and Warrants was $20,000 which was issued at an amended $2,000 original issue discount from the face value of the Note.
●	The parties amended the Warrants dated September 28, 2020, for the number of warrant shares from 1,000 warrant shares to 56,408 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from August 18, 2021 to October 20, 2021.

On October 27, 2020, DiMaggio elected to convert the aggregate principal amount of the Note, $22,000, into 56,408 common shares.

Unger – $33,000

On September 29, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor David W. Unger (“Unger”) of (i) $33,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due August 18, 2021, based on $1.00 for each $0.90909 paid by Unger and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 1,500 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Unger for the issuance of the Note and Warrants was $30,000 which was issued at a $3,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Unger amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Warrants dated September 29, 2020, for the number of warrant shares from 1,500 warrant shares to 84,612 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from August 18, 2021 to October 20, 2021.

On October 26, 2020, Unger elected to convert the aggregate principal amount of the Note, $33,000, into 84,612 common shares.

Stock Transactions

The Company issued 500,000 restricted common shares to founder’s, valued at $500 (based on the par value on the date of grant). The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

The Company has authorized 1,000,000 shares of par value $0.001 common stock, of which 500,000 shares are outstanding at December 31, 2019.

On January 14, 2021, the Company issued a total of 47,000 shares of its common stock valued at $82,250 (based on the estimated fair market value of the Company’s common stock on the date of issuance) to a third party, for marketing and to promote brand awareness.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of our business during the next twelve months.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $1,261,000 at December 31, 2020, had working capital of approximately $76,000 and a working capital deficit of $1,000 at December 31, 2020 and 2019, respectively, had a net loss of approximately $1,260,000 for the year ended December 31, 2020, and net cash used in operating activities of approximately $830,000 for the year ended December 31, 2020, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to expand operations and increase revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a private offering or an asset sale transaction. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While management believes in the viability of its strategy to generate revenues and in its ability to raise additional funds or transact an asset sale, there can be no assurances to that effect or on terms acceptable to the Company. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

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

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: inventory valuation, common stock valuation, and the recoverability of intangibles. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Intangible Assets

Intangible assets consist primarily of developed technology – website. Our intangible assets are being amortized on a straight-line basis over a period of three years.

Assignment of Patent

On January 8, 2020, James Joyce, the Company’s CEO and Craig Roberts, the Company’s COO, assigned to the Company the rights to patent 62/881,740 pertaining to the devices, systems and methods for the broad-spectrum reduction of pro-inflammatory cytokines in blood.

Impairment of Long-lived Assets

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There are no impairments as of December 31, 2020.

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. For the year ended December 31, 2020 and from inception (October 29, 2019) through December 31, 2019, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that the demand for the Company’s products and services will continue, which could result in an impairment of long-lived assets in the future.

Income Taxes

We account for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on our balance sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. We must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Changes in our valuation allowance in a period are recorded through the income tax provision on the consolidated Statements of Operations and comprehensive income.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2020, the fair value of cash, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Debt

We issue debt that may have separate warrants, conversion features, or no equity-linked attributes.

Debt with warrants – When we issue debt with warrants, we treat the warrants as a debt discount, record as a contra-liability against the debt, and amortize the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations and comprehensive income. When the warrants require equity treatment under ASC 815, the offset to the contra-liability is recorded as additional paid in capital in our consolidated balance sheet. When we issue debt with warrants that require liability treatment under ASC 815, such as a clause requiring repricing, the warrants are considered to be a derivative that is recorded as a liability at fair value. If the initial value of the warrant derivative liability is higher than the fair value of the associated debt, the excess is recognized immediately as interest expense. The warrant derivative liability is adjusted to its fair value at the end of each reporting period, with the change being recorded as expense or gain. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statements of operations and comprehensive income. The debt is treated as conventional debt.

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

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using Monte Carlo Method upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statements of operations and comprehensive income. The debt discount is amortized through interest expense over the life of the debt.

Convertible debt – beneficial conversion feature – If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF’). A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible, and is recorded as additional paid in capital and as a debt discount in the consolidated balance sheet. We amortize the balance over the life of the underlying debt as amortization of debt discount expense in the statements of operations and comprehensive income. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the statements of operations and comprehensive income.

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

Convertible Promissory Debentures

Osher – $110,000

On February 10, 2021, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due February 11, 2022 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 157,143 shares of the Company’s Common Stock at an exercise price of $1.20 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.70 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Brio – $110,000

On February 10, 2021, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due February 11, 2022 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 157,143 shares of the Company’s Common Stock at an exercise price of $1.20 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.70 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Osher – $385,000

On January 28, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $385,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture due January 26, 2021, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants to purchase up to an aggregate of 80,209 shares of the Company’s Common Stock at an exercise price of $7.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the note and warrants was $350,005 which was issued at a $34,995 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.094 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Osher amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Warrants dated January 28, 2020, for the number of warrant shares from 80,209 warrant shares to 4,113,083 warrant shares at an exercise price of $0.14 per share.
●	The parties amended the Note for the maturity date from June 23, 2021 to October 20, 2021.

Osher – $50,000 (as amended on October 20, 2020 to $55,000)

On June 23, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $50,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due June 23, 2021, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 10,000 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $50,005 which was issued at a $0 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Osher amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $50,000 to $55,000. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $50,005 which was issued at an amended $4,995 original issue discount from the face value of the Note.
●	The parties amended the Warrants dated June 23, 2020, for the number of warrant shares from 10,000 warrant shares to 141,020 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from June 23, 2021 to October 20, 2021.

Brio – $50,000 (as amended on October 20, 2020 to $55,000)

On June 23, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Brio Capital Maser Fund, Ltd. (“Brio”) of (i) $50,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due June 23, 2021, based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 10,000 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $50,000 which was issued at a $0 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Brio amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $50,000 to $55,000. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $50,000 which was issued at an amended $5,000 original issue discount from the face value of the Note.
●	The parties amended the Warrants dated June 23, 2020, for the number of warrant shares from 10,000 warrant shares to 141,020 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from June 23, 2021 to October 20, 2021.

On December 2, 2020, Brio elected to convert the aggregate principal amount of the Note, $55,000, into 141,020 common shares.

Wetzel - $25,000 (as amended on October 20, 2020 to $27,500)

On August 18, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Christopher Wetzel (“Wetzel”) of (i) $25,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due August 18, 2021, based on $1.00 for each $0.90909 paid by Wetzel and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 5,000 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Wetzel for the issuance of the Note and Warrants was $25,000 which was issued at a $0 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Wetzel amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $25,000 to $27,500. The aggregate cash subscription amount received by the Company from Wetzel for the issuance of the Note and Warrants was $25,000 which was issued at an amended $2,500 original issue discount from the face value of the Note.
●	The parties amended the Warrants dated August 18, 2020, for the number of warrant shares from 5,000 warrant shares to 70,510 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from August 18, 2021 to October 20, 2021.

On October 28, 2020, Wetzel elected to convert the aggregate principal amount of the Note, $27,500, into 70,510 common shares.

Osher – $181,500

On September 17, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $181,500 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due September 30, 2021, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 8,250 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $165,000 which was issued at a $16,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Osher amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Warrants dated September 17, 2020, for the number of warrant shares from 8,250 warrant shares to 465,366 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from September 30, 2021 to October 20, 2021.

Brio – $93,500

On September 18, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Brio Capital Maser Fund, Ltd. (“Brio”) of (i) $93,500 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due September 30, 2021, based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 4,250 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $85,000 which was issued at a $8,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Brio amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Warrants dated September 18, 2020, for the number of warrant shares from 4,250 warrant shares to 239,734 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from September 30, 2021 to October 20, 2021.

On December 2, 2020, Brio elected to convert the aggregate principal amount of the Note, $93,500, into 239,734 common shares.

Eisenberger - $165,000

On September 21, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Joseph Eisenberger (“Eisenberger”) of (i) $165,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due September 30, 2021, based on $1.00 for each $0.90909 paid by Eisenberger and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 7,500 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Eisenberger for the issuance of the Note and Warrants was $150,000 which was issued at a $15,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Eisenberger amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the number of shares from the Warrants dated September 21, 2020, for the number of warrant shares from 7,500 warrant shares to 423,060 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from September 30, 2021 to October 20, 2021.

On November 5, 2020, Eisenberger elected to convert the aggregate principal amount of the Note, $165,000, into 423,060 common shares.

DiMaggio – $27,500 (as amended on October 20, 2020 to $22,000)

On September 28, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Ross DiMaggio (“DiMaggio”) of (i) $27,500 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due August 28, 2021, based on $1.00 for each $0.90909 paid by DiMaggio and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 1,000 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from DiMaggio for the issuance of the Note and Warrants was $20,000 which was issued at a $7,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and DiMaggio amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $27,500 to $22,000. The aggregate cash subscription amount received by the Company from Wetzel for the issuance of the Note and Warrants was $20,000 which was issued at an amended $2,000 original issue discount from the face value of the Note.
●	The parties amended the Warrants dated September 28, 2020, for the number of warrant shares from 1,000 warrant shares to 56,408 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from August 18, 2021 to October 20, 2021.

On October 27, 2020, DiMaggio elected to convert the aggregate principal amount of the Note, $22,000, into 56,408 common shares.

Unger – $33,000

On September 29, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor David W. Unger (“Unger”) of (i) $33,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due August 18, 2021, based on $1.00 for each $0.90909 paid by Unger and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 1,500 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Unger for the issuance of the Note and Warrants was $30,000 which was issued at a $3,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Unger amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Warrants dated September 29, 2020, for the number of warrant shares from 1,500 warrant shares to 84,612 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from August 18, 2021 to October 20, 2021.

On October 26, 2020, Unger elected to convert the aggregate principal amount of the Note, $33,000, into 84,612 common shares.

Employment Agreement

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. Mr. Joyce’s compensation was approved by the Reign Resources Corporation Board of Directors on October 6, 2020 and was among conditions of the Share Exchange Agreement that was completed with Sigyn Therapeutics on October 19, 2020. The Company incurred compensation expense of $418,842 and $0 and employee benefits of $22,516 and $0 for the year ended December 31, 2020 and from date of formation (October 29, 2019) through December 31, 2019, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2020, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

The remediation efforts set out herein will be implemented in the current 2021 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the year ended December 31, 2020 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

Name	Age	Title
Jim Joyce	59	Chief Executive Officer and Chairman of the Board of Directors (“CEO”)
Craig Roberts	68	Chief Technology Officer

Mr. Joyce is the Co-founder, Chairman and CEO of Sigyn Therapeutics, Inc. He has 30+ years of diverse public market experience, which includes two decades of public company CEO and Corporate Board leadership roles.

Mr. Joyce was previously the founder, Chairman and CEO of Aethlon Medical, a therapeutic device company that he navigated from a single shareholder start-up to Nasdaq-traded Company with 8000+ shareholders. During his tenure, Mr. Joyce oversaw the development of the Aethlon Hemopurifier, the first and only therapeutic candidate to receive two “Breakthrough Device” awards from the United States Food and Drug Administration (FDA). Under his leadership, the Hemopurifier received FDA “Emergency Use Authorization” (EAU) approval to treat Ebola virus and was cleared to treat Ebola by the German Government and Health Canada as well. In response, Time Magazine named the Hemopurifier one of the “11 Most Remarkable Advances in Healthcare” and designated the device to its “Top 25 Best Inventions” award list.

During Mr. Joyce’s tenure, Aethlon won two Department of Defense (DOD) contract awards, a National Cancer Institute (NCI) contract award and a grant from the National Institutes of Health (NIH). He also led the completion of approximately $100 million of equity financings and originated preclinical and clinical collaborations with more than twenty government and non-government institutes and organizations. Mr. Joyce is also the former Executive Chairman of Exosome Sciences, Inc., a company he founded to advance the discovery of exosomal biomarkers to diagnose and monitor cancer and neurological disorders.

Mr. Roberts is an inventor of several life-saving therapeutic device technologies. This includes the Percutaneous Adult Extracorporeal Membrane Oxygenation (ECMO) system, which was licensed and subsequently sold to C.R. Bard. During the current pandemic, ECMO is being broadly deployed to treat critically ill COVID-19 patients. Additionally, Mr. Roberts is the inventor of the IMPACT System, which received CE Mark clearance in the European Union and was subsequently registered in 32 countries and successfully deployed to treat cytokine storm related conditions, including sepsis, acute respiratory distress syndrome (ARDS), acute liver failure, severe pneumonia and H5N1 bird flu virus infection. The IMPACT system incorporated a series of cartridges, which included an adsorbent-based column to deplete endotoxin and inflammatory cytokines from human blood plasma.

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

We may transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties. As of this filing, we have not transacted business with any officer, director, or affiliate.

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

Summary Compensation Table

The particulars of the compensation paid to the following persons: (1) our principal executive officer; and (2) each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended December 31, 2020, who we will collectively refer to as the “named executive officers” of the Company, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Jim Joyce	2020	418,842	0	0	0	0	0	$22,516	$440,866
CEO	2019	0	0	0	0	0	0	$0	$0

Craig Roberts	2020	233,981	0	0	0	0	0	$22,024	$256,497
Chief Technology Officer	2019	0	0	0	0	0	0	$0	$0

(1)	amounts include health insurance and employer matched 401(k) costs.

Other than as disclosed below, there are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the years ended December 31, 2020 and 2019, except as described below in “Equity Compensation Plans and Other Benefit Plans” below.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options or restricted stock units during the years ended December 31, 2020 and 2019.

Outstanding Equity Awards at 2020 Year End

Except as described below in “Equity Compensation Plans and Other Benefit Plans”, the Company has not issued any awards to its named executive officers. The Company and its board of directors may grant awards as it sees fit to its employees as well as key consultants. See the discussion of “Equity Compensation Plans and Other Benefit Plans” below.

Agreements with Executive Officers

Jim Joyce

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. Mr. Joyce’s compensation was approved by the Reign Resources Corporation Board of Directors on October 6, 2020 and was among conditions of the Share Exchange Agreement that was completed with Sigyn Therapeutics on October 19, 2020.

Equity Compensation Plans and Other Benefit Plans

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers for our year ended December 31, 2020:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

None.	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership our common stock as of March 31, 2019 by (i) each person known to be the beneficial owner of more than 5% of the outstanding shares of common stock and (ii) each of our directors and executive officers. Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name and Address (2)	Amount of Beneficial Ownership	Percent of Class (1)

Jim Joyce (3)	12,820,000	36.4%
Craig Roberts (4)	12,820,000	36.4%

All Officers and Directors as a Group (2 Persons)	25,640,000	72.8%

Osher Capital Partners LLC (5)	3,050,658	8.7%
Brio Capital Master Fund, Ltd (6)	3,415,198	9.7%

(1)	Based on 35,248,513 shares of common stock issued and outstanding.

(2)	Unless otherwise noted, the address of each beneficial owner is c/o Sigyn Therapeutics, Inc., 8880 Rio San Diego, Suite 800, San Diego, CA 92108.

(3)	Mr. Joyce is the Company’s CEO.

(4)	Mr. Roberts is the Company’s CTO.

(5)	Consists of 3,050,658 common shares as of the date of this filing. Osher Capital Partners LLC (“Osher”) is contractually limited to beneficial ownership of our common shares not to exceed 9.99%.

(6)	Consists of 3,415,198 common shares as of the date of this filing. Brio Capital Master Fund, Ltd (“Brio”) is contractually limited to beneficial ownership of our common shares not to exceed 9.99%. The stockholder has advised us that voting and dispositive power of all of the common shares of the Company owned of record by the stockholder is held by Shaye Hirsch, who is a director of Brio. The business address of Brio is 100 Merrick Road, Suite 401W, Rockville Center NY 11570.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of our outstanding securities of any class, other than as set forth above. We do not have an investment advisor. There are no current arrangements which will result in a change in control.

Equity Compensation Plans

The following represents a summary of the Equity Compensation grants and options awards outstanding at December 31, 2020 and changes during the years then ended:

2019
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	$-0-	-0-
Equity compensation plans not approved by security holders	0	$-	-
Total	-0-	$-0-	-0-

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than compensation arrangements, we describe below transactions and series of similar transactions, since January 1, 2019 (i.e., the last two completed fiscal years), to which we were a party or will be a party, in which the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest. Compensation arrangements, including employment agreements, for our directors and named executive officers are described elsewhere in “Executive Compensation - Agreements with Executive Officers.”

Employment Agreement

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. Mr. Joyce’s compensation was approved by the Reign Resources Corporation Board of Directors on October 6, 2020 and was among conditions of the Share Exchange Agreement that was completed with Sigyn Therapeutics on October 19, 2020. The Company incurred compensation expense of $418,842 and $0 and employee benefits of $22,516 and $0 for the year ended December 31, 2020 and from date of formation (October 29, 2019) through December 31, 2019, respectively.

Sigyn had no employment agreement with its COO but Sigyn still incurred compensation on behalf of the COO. The Company incurred compensation expense of $233,981 and $0 and employee benefits of $22,024 and $0 for the year ended December 31, 2020 and from date of formation (October 29, 2019) through December 31, 2019, respectively.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal period for the audit of our annual financial statements and services normally provided by the independent registered public accounting firm for this fiscal period were as follows:

	FY 2020	FY 2019
Audit Fees	$10,000	$0
Total Fees	$10,000	$0

In the above table, “audit fees” are fees billed by our external auditor for services provided in auditing our annual financial statements for the subject year. The fees set forth on the foregoing table relate to the audit as of and for the years ended December 31, 2020 and 2019 which were performed by Benjamin & Ko. All of the services described above were approved in advance by the Board of Directors or the Company’s Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report:

1.	Financial Statements. The following consolidated financial statements of the Company are included below:

Report of Independent Registered Public Accounting Firm.	F-2

Consolidated Balance Sheets as of December 31, 2020 and 2019.	F-3

Consolidated Statements of Operations and Comprehensive Income for the Year ended December 31, 2020 and from Date of Formation (October 29, 2019) through December 31, 2019.	F-4

Consolidated Statements of Shareholders’ Deficit for the Year ended December 31, 2020 and from Date of Formation (October 29, 2019) through December 31, 2019.	F-5

Consolidated Statements of Cash Flows for the Year ended December 31, 2020 and from Date of Formation (October 29, 2019) through December 31, 2019.	F-6

Notes to Consolidated Financial Statements.	F-7

2.	Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the consolidated financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 22, 2015 and as currently in effect. (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

3.2*	Bylaws of the Registrant, as currently in effect (Filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

3.3*	Amendment to the Articles of Incorporation of the Issuer as filed with the Secretary of State of the State of Delaware (Filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 23, 2020).

10.1*+

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (Filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.2*+	Employment Agreement, dated April 1, 2015, between the Registrant and Joseph Segelman (Filed as Exhibit 10.2 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.3*+	Employment Agreement, dated April 1, 2015, between the Registrant and Chaya Segelman (Filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.4*+	2015 Equity Incentive Plan, as amended and currently in effect (Filed as Exhibit 10.8 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.5*+	Share Option Agreement, dated May 1, 2015, between the Registrant and Joseph Segelman (Filed as Exhibit 10.5 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.6*	Securities Purchase Agreement dated as of December 23, 2015 by and among the Registrant and the Purchasers defined and identified therein (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.7*	Form of Secured Convertible Note issued under the Securities Purchase Agreement included as Exhibit 10.6 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.8*	Security Agreement dated as December 23, 2015 by and among the Company and the Collateral Agent and Secured Parties defined and identified therein. (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.9*	Corporate Guaranty dated as December 23, 2015 entered into by Australian Sapphire Corporation as guarantor for the benefit of the Collateral Agent and the Lenders defined and identified therein. (Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.10*	Guarantor Security Agreement dated as December 23, 2015 by and among Australian Sapphire Corporation as guarantor and the Collateral Agent and Secured Parties defined and identified therein delivered in connection with the Corporate Guaranty included as Exhibit 10.9. (Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.11*	Personal Guaranty dated as December 23, 2015 entered into by Joseph Segelman as guarantor for the benefit of the Collateral Agent and the Lenders defined and identified therein. (Filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.12*	Form of Common Stock Purchase Warrant issued under the Securities Purchase Agreement included as Exhibit 10.6 (Filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.13*	Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.14*	Assignment and Assumption Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.15*	Bill of Sale under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.16*	Confidentiality and Proprietary Rights Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.17*	Intellectual Property Assignment Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.18*	Securities Purchase Agreement dated as of November 10, 2016 by and among the Registrant and the Purchasers defined and identified therein (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

10.19*	Form of Secured Convertible Note issued under the Securities Purchase Agreement included as Exhibit 10.1 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

10.20*	Form of Common Stock Purchase Warrant issued under the Securities Purchase Agreement included as Exhibit 10.1 (Filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Reign Resources’ Annual Report on Form 10-K for the year ended December 31, 2016 are formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Income, (iii) Statement of Shareholders’ Deficit, (iv) the Statements of Cash Flow, and (v) Notes to Financial Statements.

*	Previously filed.

+	Management contract or compensatory plan

All references to Registrant’s Forms 8-K, 10-K and 10-Q include reference to File No. 333-204486

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Sigyn Therapeutics, Inc. a Delaware corporation

Dated: April 6, 2021	By:	/s/ James Joyce
James Joyce
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

Dated: April 6, 2021	By:	/s/ Craig Roberts
Craig Roberts
Chief Technology Officer and Director

SIGYN THERAPEUTICS, INC.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sigyn Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sigyn Therapeutics, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operation and comprehensive income, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Convertible Promissory Debentures

As described in Note 6 to the consolidated financial statements, in January, June and September 2020, the Company issued approximately $1 million of Convertible Promissory Debentures due in 2021 (“Convertible Debt”), which, upon conversion, permit the Company to pay or deliver cash, shares of its common stock, or a combination of cash and shares of common stock at the Company’s election.

Auditing the Company’s accounting for the Convertible Debt was complex due to the significant judgment required in determining the liability component of the Convertible Senior Notes as well as the balance sheet classification of the components of the Convertible Debt. The Company estimated the fair value of the warrants and the beneficial conversion feature based on an outside valuation of the underlying common stock. Additionally, the Company performed a detailed analysis of the terms of the Convertible Debt to identify whether any derivatives that required separate mark-to-market accounting under applicable accounting guidance were present.

Our testing of the Company’s initial accounting and modification of the notes for the Convertible Debt included, among other procedures, reading the underlying agreements and evaluating the Company’s accounting analysis of the initial accounting and modification of the Convertible Debt, including the determination of the balance sheet classification of each component of the Convertible Debt and identification of any derivatives included in the arrangements. We involved a valuation specialist in our testing of the fair value of the underlying stock, including evaluating the Company’s selection of the valuation methodology and other significant assumptions used by the Company. We have evaluated the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.

/s/ Benjamin & Ko

We have served as the Company’s auditor since 2021.

Santa Ana, California
April 6, 2021

SIGYN THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$84,402	$-
Inventories	586,047	-
Total current assets	670,449	-

Property and equipment, net	1,728	-
Intangible assets, net	21,905	-
Total assets	$694,082	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$16,005	$910
Accrued payroll and payroll taxes	59,707	-
Short-term convertible notes payable, less unamortized debt issuance costs of $97,832 and $0, respectively	518,668	-
Other current liabilities	523	-
Total current liabilities	594,903	910
Total liabilities	594,903	910

Stockholders’ deficit

Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 35,201,513 and 500,000 shares issued and outstanding at December 31, 2020 and 2019, respectively	3,520	50
Additional paid-in-capital	1,356,799	590
Accumulated deficit	(1,261,140)	(1,550)
Total stockholders’ deficit	99,179	(910)
Total liabilities and stockholders’ deficit	$694,082	$-

See accompanying notes to consolidated financial statements

SIGYN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

		From Date of
		Formation
		(October 29,
	Year Ended	2019) through
	December 31,	December 31,
	2020	2019

Net revenues	$-	$-

Gross Profit	-	-

Operating expenses:
Marketing expenses	705	-
Research and development	27,456	-
General and administrative	888,273	1,550
Total operating expenses	916,434	1,550
Loss from operations	(916,434)	(1,550)

Other expense:
Interest expense	343,156	-
Total other expense	343,156	-

Loss before income taxes	(1,259,590)	(1,550)
Income taxes	-	-

Net loss and comprehensive loss.	$(1,259,590)	$(1,550)

Net loss per share, basic and diluted	$(0.17)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	7,351,272	500,000

See accompanying notes to consolidated financial statements

SIGYN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of (October 29, 2019) Date of Formation	-	$-	$-	$-	$-
Issuance of common stock to founders	500,000	50	(50)	-	-
Expenses paid on behalf of company - related party	-	-	640	-	640
Net loss	-	-	-	(1,550)	(1,550)
Balance as of December 31, 2019	500,000	$50	$590	$(1,550)	$(910)

Common stock issued in conjunction with reverse merger	33,686,169	3,368	606,813	-	610,181
Warrants issued to third parties in conjunction with debt issuance	-	-	223,560	-	223,560
Beneficial conversion feature in conjunction with debt issuance	-	-	129,938	-	129,938
Common stock issued to third parties in conjunction with exchange of debt	1,015,344	102	395,898	-	396,000
Net loss	-	-	-	(1,259,590)	(1,259,590)
Balance as of December 31, 2020	35,201,513	$3,520	$1,356,799	$(1,261,140)	$99,179

See accompanying notes to consolidated financial statements

SIGYN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		From Date of
		Formation
		(October 29,
	Year Ended	2019) through
	December 31,	December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(1,259,590)	$(1,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	346	-
Amortization expense	10,954	-
Expenses paid on behalf of company - related party	-	640
Accretion of debt discount	275,333	-
Accretion of original issuance costs	67,823
Changes in operating assets and liabilities:
Accounts payable	15,095	910
Accrued payroll and payroll taxes	59,707	-
Other current liabilities	523	-
Net cash used in operating activities	(829,809)	-

Cash flows from investing activities:
Website development costs	(10,799)	-
Net cash used in investing activities	(10,799)	-

Cash flows from finacing activities:
Proceeds from short-term convertible notes	925,010	-
Net cash used in financing activities	925,010	-

Net increase in cash	84,402	-

Cash at beginning of period	-	-
Cash at end of period	$84,402	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature in conjunction with debt issuance	$129,938	$-
Warrants issued to third parties in conjunction with debt issuance	$223,560
Original issue discount issued in conjunction with debt	$85,495	$-
Common stock issued to third parties in conjunction with exchange of debt	$396,000	$-
Issuance of common stock issued to founders	$-	$50

See accompanying notes to consolidated financial statements

SIGYN THERAPEUTICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

Sigyn Therapeutics, Inc. (“Sigyn” or the “Company”) was established on October 29, 2019 in the State of Delaware. We are a development-stage therapeutic technology company that is headquartered in San Diego, California USA. Our primary focus is directed toward a significant unmet need in global health: the treatment of acute life-threatening inflammatory conditions that are precipitated by Cytokine Storm Syndrome (“The Cytokine Storm” or “Cytokine Release Syndrome”) and not addressed with approved drug therapies. Cytokine Storm Syndrome is a dysregulated immune response that can be induced by a wide range of infectious and non-infectious conditions. A hallmark of the Cytokine Storm is an over-production of inflammatory cytokines, which can destroy tissue, trigger multiple-organ failure and cause death.

On October 19, 2020, Reign Resources Corporation, a Delaware corporation (the “Registrant”) completed a Share Exchange Agreement (the “Agreement”) with our organization (Sigyn Therapeutics) that resulted in the registrant acquiring 100% of our issued and outstanding shares of common stock in exchange for 75% of the fully paid and nonassessable shares of the Registrant’s common stock outstanding (the “Acquisition”). In conjunction with the transaction, the Registrant changed its name to Sigyn Therapeutics, Inc. pursuant to an amendment to its articles of incorporation that was filed with the State of Delaware. Subsequently, the Registrant’s trading symbol was changed to SIGY. The Acquisition was treated by the Company as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For accounting purposes, Sigyn is considered to have acquired the Registrant as the accounting acquirer because: (i) Sigyn stockholders own 75% of the combined company, on an as-converted basis, immediately following the Closing Date, (ii) Sigyn directors hold a majority of board seats in the combined company and (iii) Sigyn management held all key positions in the management of the combined company. Accordingly, Sigyn’s historical results of operations will replace the registrant’s historical results of operations for all periods prior to the Acquisition and, for all periods following the Acquisition, the results of operations of the combined company will be included in the Company’s financial statements. The Acquisition was treated as a “tax-free exchange” under Section 368 of the Internal Revenue Code of 1986 and resulted in the Sigyn corporate entity (established on October 29, 2019) to become a wholly owned subsidiary of the Registrant. Among the conditions for closing the acquisition, the Registrant extinguished all previously reported liabilities, its preferred class of shares, and all stock purchase options. As a result, the reported liabilities totaling $3,429,516 were converted into a total of 7,907,351 common shares. Additionally, assets held on the books of Reign Resources Corporation, such as Gem inventory, was kept in the Company and therefore recorded as assets on the Share Exchange date. The Registrant’s Board of Directors appointed James A. Joyce and Craig P. Roberts to serve as members of the Registrant’s Board of Directors upon closing of the Acquisition.

As of April 5, 2021, we have a total 35,248,513 shares issued and outstanding, of which 9,561,513 shares are held by non-affiliate shareholders.

About Sigyn Therapy

Sigyn Therapy is a novel blood purification technology designed to mitigate cytokine storm syndrome through the broad-spectrum depletion of inflammatory targets from the bloodstream. Sigyn Therapy’s mechanism of action allows for it to be implemented on the established infrastructure of dialysis and CRRT machines that are already located in hospitals and clinics worldwide. Cytokine Storm Syndrome is a hallmark of sepsis, which is the most common cause of in-hospital deaths and claims more lives each year than all forms of cancer combined. Virus induced cytokine storm (VICS) is associated with high mortality and is a leading cause of SARS-CoV-2 (COVID-19) deaths. Other therapeutic opportunities include but are not limited to bacteria induced cytokine storm (BICS), acute respiratory distress syndrome (ARDS) and acute forms of liver failure such as Hepatic Encephalopathy, which is associated with elevated levels of toxins and inflammatory cytokines in the bloodstream.

Recent Developments

On December 1, 2020, we reported the results of an in vitro study that validated the ability of Sigyn Therapy to simultaneously deplete a broad-spectrum of critical inflammatory targets from human blood plasma. In the study, Sigyn Therapy reduced the presence of endotoxin and relevant pro-inflammatory cytokines, which included Interleukin-1 beta (IL-1b), Interleukin-6 (IL-6) and Tumor Necrosis Factor alpha (TNF-a). Endotoxin (lipopolysaccharide or LPS) is a well-known inflammatory trigger implicated in the pathogenesis of sepsis and septic shock resulting from gram-negative bacterial infections. The dysregulated over-production of IL-1b, IL-6 and TNF-a is known to induce organ failure and cause death. An objective of the study was to rebalance elevated cytokine levels and optimize the elimination of endotoxin from human blood plasma. The study was conducted in triplicate over four-hour time periods with a pediatric version of Sigyn Therapy. Average reduction of endotoxin load peaked at 83% during the studies. The average reduction of IL-1b was 69%, IL-6 reduction was 59% and TNF-a reduction was 57% during the four-hour studies. We plan to incorporate this data into an Investigational Device Exemption (IDE) that we expect to submit to the United States Food and Drug Administration (FDA) prior to the end of the 2021 calendar year. Our IDE submission will request permission to initiate U.S. human feasibility studies with a primary objective to demonstrate that Sigyn Therapy can be safely administered to subjects diagnosed with a Cytokine Storm Syndrome related condition. There is no assurance that FDA will approve our IDE submission to permit human studies.

We are also evaluating the ability of Sigyn Therapy to address CytoVesicles that transport inflammatory cytokine cargos throughout the bloodstream. Based on recent peer-reviewed publications and emerging scientific evidence, we believe the simultaneous clearance of circulating CytoVesicles, endotoxin and inflammatory cytokines may overcome the limitations of previous drug and medical device candidates to treat sepsis and other life-threatening inflammatory conditions.

On January 6, 2021, we disclosed the results of an in vitro pilot study that modeled the ability of the adsorbent components we incorporate within Sigyn Therapy to address CytoVesicles. CytoVesicles (extracellular vesicles that transport inflammatory cytokine cargos) participate in concert with freely circulating cytokines to further escalate the Cytokine Storm. CytoVesicles have previously been elusive targets for extracorporeal blood purification therapies as they can be 20-50 times larger than cytokines themselves. In our in vitro pilot study, 104 nanometer liposomes were utilized as a model system to assess the ability of Sigyn Therapy’s adsorbent components to deplete CytoVesicles from human blood plasma. After a two-hour interaction with our cocktail of adsorbent components, liposome concentrations in human blood plasma were reduced ~90%. Previously published studies have validated liposomes as a model for the isolation of extracellular vesicles from blood based on the similarity of their size and structural characteristics. There is no assurance that any in vitro study outcome of Sigyn Therapy or its components will translate into similar performance outcomes in human studies.

The Company has begun its planned principal operations, and accordingly, the Company has prepared its consolidated financial statements in accordance with US GAAP.

NOTE 2 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $1,261,000 at December 31, 2020, had working capital of approximately $76,000 and a working capital deficit of $1,000 at December 31, 2020 and 2019, respectively, had a net loss of approximately $1,260,000 for the year ended December 31, 2020, and net cash used in operating activities of approximately $830,000 for the year ended December 31, 2020, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to expand operations and increase revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a private offering or an asset sale transaction. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While management believes in the viability of its strategy to generate revenues and in its ability to raise additional funds or transact an asset sale, there can be no assurances to that effect or on terms acceptable to the Company. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

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

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: common stock valuation, and the recoverability of intangibles. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Cash

The Company’s cash is held in bank accounts in the United States and is insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company has not experienced any cash losses.

Income Taxes

The Company is treated as a partnership for income tax purposes; accordingly, income taxes have not been provided for in the accompanying financial statements. All of the Company’s income or losses are passed through to its members.

Advertising and Marketing Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the periods presented.

Inventories

Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. Inventory consists loose sapphire jewels, jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of December 31, 2020. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time.

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

Intangible Assets

Intangible assets consist primarily of website development costs. Our intangible assets are being amortized on a straight-line basis over a period of three years.

Assignment of Patent

On January 8, 2020, James Joyce, the Company’s CEO and Craig Roberts, the Company’s COO, assigned to the Company the rights to patent 62/881,740 pertaining to the devices, systems and methods for the broad-spectrum reduction of pro-inflammatory cytokines in blood.

Impairment of Long-lived Assets

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

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. For the year ended December 31, 2020 and from inception (October 29, 2019) through December 31, 2019, the Company had not experienced impairment losses on its long-lived assets.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2020, the fair value of cash, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The carrying value of financial assets and liabilities recorded at fair value are measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. There were no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. There have been no transfers between levels.

Basic and diluted earnings per share

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

There were no potential dilutive securities outstanding for the year ended December 31, 2020 and for the period from inception (October 29, 2019) through December 31, 2019.

Stock Based Compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), we measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We apply this statement prospectively. Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 718. ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505. We have no stock based compensation for the year ended December 31, 2020 and for the period from inception (October 29, 2019) through December 31, 2019.

Concentrations, Risks, and Uncertainties

Business Risk

Substantial business risks and uncertainties are inherent to an entity, including the potential risk of business failure.

The Company is headquartered and operates in the United States. To date, the Company has generated no revenues from operations. There can be no assurance that the Company will be able to raise additional capital and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. Currently, these contingencies include general economic conditions, price of components, competition, and governmental and political conditions.

Interest rate risk

Financial assets and liabilities do not have material interest rate risk.

Credit risk

The Company is exposed to credit risk from its cash in banks. The credit risk on cash in banks is limited because the counterparties are recognized financial institutions.

Seasonality

The business is not subject to substantial seasonal fluctuations.

Major Suppliers

Sigyn Therapy is comprised of components that are supplied by various industry vendors. Additionally, the Company is reliant on third-party organizations to conduct clinical development studies that are necessary to advance Sigyn Therapy toward the marketplace.

Should the relationship with an industry vendor or third-party clinical development organization be interrupted or discontinued, it is believed that alternate component suppliers and third-party clinical development organizations could be identified to support the continued advancement of Sigyn Therapy.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This standard removes, modifies, and adds certain disclosure requirements for fair value measurements. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU No. 2018-13 in the first quarter of fiscal 2020, coinciding with the standard’s effective date, and had an immaterial impact from this standard.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company’s accounting for the service element of a hosting arrangement that is a service contract is not affected by the proposed amendments and will continue to be expensed as incurred in accordance with existing guidance. This standard does not expand on existing disclosure requirements except to require a description of the nature of hosting arrangements that are service contracts. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance prospectively or retrospectively. The Company adopted the updated disclosure requirements of ASU No. 2018-15 prospectively in the first quarter of fiscal 2020, coinciding with the standard’s effective date, and had an immaterial impact from this standard.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes, while also clarifying and amending existing guidance, including interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company plans to adopt ASU No. 2019-12 in the first quarter of fiscal 2021, coinciding with the standard’s effective date, and expects the impact from this standard to be immaterial.

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4 – Equipment

Equipment consisted of the following as of:

		December 31,	December 31,
	Estimated Life	2020	2019

Office equipment	5 years	$2,074	$-
Accumulated depreciation		(346)	-
		$1,728	$-

Depreciation expense was $346 and $0 for the years ended December 31, 2020 and for the period from inception (October 29, 2019) through December 31, 2019, and is classified in general and administrative expenses in the consolidated Statements of Operations and Comprehensive Income.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

		December 31,	December 31,
	Estimated life	2020	2019
Trademarks	3 years	$22,060	$-
Website		10,799	-
Accumulated amortization		(10,954)	-
		$21,905	$-

As of December 31, 2020, estimated future amortization expenses related to intangible assets were as follows:

Intangible Assets
2021	$16,207
2022	3,600
2023	2,098
$21,905

The Company had amortization expense of $10,954, and $0 for the year ended December 31, 2020 and for the period from inception (October 29, 2019) through December 31, 2019, respectively.

On January 8, 2020, James Joyce, the Company’s CEO and Craig Roberts, the Company’s COO, assigned to the Company the rights to patent 62/881,740 pertaining to the devices, systems and methods for the broad-spectrum reduction of pro-inflammatory cytokines in blood.

NOTE 6 – Convertible Promissory DEBENTURES

Convertible notes payable consisted of the following:

	December 31, 2020	December 31, 2019

January 28, 2020 ($385,000) – 0% interest per annum outstanding principal and interest due October 20, 2021	$385,000	$-
June 23, 2020 ($50,000) – 0% interest per annum outstanding principal and interest due October 20, 2021	50,000	-
September 17, 2020 ($181,500) – 0% interest per annum outstanding principal and interest due October 20, 2021	181,500	-

Total convertible notes payable	616,500	-
Original issue discount	(19,667)
Debt discount	(78,165)	-

Total convertible notes payable	$518,668	$-

Principal payments on convertible promissory debentures are due as follows:

Year ending December 31,
2021	$518,668

Osher – $385,000

On January 28, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $385,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture due January 26, 2021, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants to purchase up to an aggregate of 80,209 shares of the Company’s Common Stock at an exercise price of $7.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the note and warrants was $350,005 which was issued at a $34,995 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.094 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Osher amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Warrants dated January 28, 2020, for the number of warrant shares from 80,209 warrant shares to 4,113,083 warrant shares at an exercise price of $0.14 per share.
●	The parties amended the Note for the maturity date from June 23, 2021 to October 20, 2021.

Osher – $50,000 (as amended on October 20, 2020 to $55,000)

On June 23, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $50,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due June 23, 2021, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 10,000 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $50,005 which was issued at a $0 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Osher amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $50,000 to $55,000. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $50,005 which was issued at an amended $4,995 original issue discount from the face value of the Note.
●	The parties amended the Warrants dated June 23, 2020, for the number of warrant shares from 10,000 warrant shares to 141,020 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from June 23, 2021 to October 20, 2021.

Brio – $50,000 (as amended on October 20, 2020 to $55,000)

On June 23, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Brio Capital Maser Fund, Ltd. (“Brio”) of (i) $50,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due June 23, 2021, based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 10,000 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $50,000 which was issued at a $0 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Brio amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $50,000 to $55,000. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $50,000 which was issued at an amended $5,000 original issue discount from the face value of the Note.
●	The parties amended the Warrants dated June 23, 2020, for the number of warrant shares from 10,000 warrant shares to 141,020 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from June 23, 2021 to October 20, 2021.

On December 2, 2020, Brio elected to convert the aggregate principal amount of the Note, $55,000, into 141,020 common shares.

Wetzel - $25,000 (as amended on October 20, 2020 to $27,500)

On August 18, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Christopher Wetzel (“Wetzel”) of (i) $25,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due August 18, 2021, based on $1.00 for each $0.90909 paid by Wetzel and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 5,000 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Wetzel for the issuance of the Note and Warrants was $25,000 which was issued at a $0 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Wetzel amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $25,000 to $27,500. The aggregate cash subscription amount received by the Company from Wetzel for the issuance of the Note and Warrants was $25,000 which was issued at an amended $2,500 original issue discount from the face value of the Note.
●	The parties amended the Warrants dated August 18, 2020, for the number of warrant shares from 5,000 warrant shares to 70,510 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from August 18, 2021 to October 20, 2021.

On October 28, 2020, Wetzel elected to convert the aggregate principal amount of the Note, $27,500, into 70,510 common shares.

Osher – $181,500

On September 17, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $181,500 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due September 30, 2021, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 8,250 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $165,000 which was issued at a $16,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Osher amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Warrants dated September 17, 2020, for the number of warrant shares from 8,250 warrant shares to 465,366 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from September 30, 2021 to October 20, 2021.

Brio – $93,500

On September 18, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Brio Capital Maser Fund, Ltd. (“Brio”) of (i) $93,500 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due September 30, 2021, based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 4,250 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $85,000 which was issued at a $8,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Brio amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Warrants dated September 18, 2020, for the number of warrant shares from 4,250 warrant shares to 239,734 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from September 30, 2021 to October 20, 2021.

On December 2, 2020, Brio elected to convert the aggregate principal amount of the Note, $93,500, into 239,734 common shares.

Eisenberger - $165,000

On September 21, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Joseph Eisenberger (“Eisenberger”) of (i) $165,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due September 30, 2021, based on $1.00 for each $0.90909 paid by Eisenberger and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 7,500 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Eisenberger for the issuance of the Note and Warrants was $150,000 which was issued at a $15,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Eisenberger amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the number of shares from the Warrants dated September 21, 2020, for the number of warrant shares from 7,500 warrant shares to 423,060 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from September 30, 2021 to October 20, 2021.

On November 5, 2020, Eisenberger elected to convert the aggregate principal amount of the Note, $165,000, into 423,060 common shares.

DiMaggio – $27,500 (as amended on October 20, 2020 to $22,000)

On September 28, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Ross DiMaggio (“DiMaggio”) of (i) $27,500 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due August 28, 2021, based on $1.00 for each $0.90909 paid by DiMaggio and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 1,000 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from DiMaggio for the issuance of the Note and Warrants was $20,000 which was issued at a $7,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and DiMaggio amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $27,500 to $22,000. The aggregate cash subscription amount received by the Company from Wetzel for the issuance of the Note and Warrants was $20,000 which was issued at an amended $2,000 original issue discount from the face value of the Note.
●	The parties amended the Warrants dated September 28, 2020, for the number of warrant shares from 1,000 warrant shares to 56,408 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from August 18, 2021 to October 20, 2021.

On October 27, 2020, DiMaggio elected to convert the aggregate principal amount of the Note, $22,000, into 56,408 common shares.

Unger – $33,000

On September 29, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor David W. Unger (“Unger”) of (i) $33,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due August 18, 2021, based on $1.00 for each $0.90909 paid by Unger and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 1,500 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from Unger for the issuance of the Note and Warrants was $30,000 which was issued at a $3,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Unger amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Warrants dated September 29, 2020, for the number of warrant shares from 1,500 warrant shares to 84,612 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from August 18, 2021 to October 20, 2021.

On October 26, 2020, Unger elected to convert the aggregate principal amount of the Note, $33,000, into 84,612 common shares.

NOTE 7 – STOCKHOLDERS’ DEFICIT

The Company issued 500,000 restricted common shares to founder’s, valued at $50 (based on the par value on the date of grant). The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

The Company has authorized 1,000,000,000 shares of par value $0.0001 common stock, of which 500,000 shares are outstanding at December 31, 2019.

On October 19, 2020, the Company issued 33,685,876 common shares in conjunction with acquisition (see Note 1).

During the year ended December 31, 2020, the Company issued 1,015,344 common shares to third parties in conjunction with the exchange of convertible promissory debentures (see Note 7).

NOTE 8 – Related Party Transactions

Other than as set forth below, and as disclosed in Notes 5 and 6, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

Employment Agreements

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. Mr. Joyce’s compensation was approved by the Reign Resources Corporation Board of Directors on October 6, 2020 and was among conditions of the Share Exchange Agreement that was completed with Sigyn Therapeutics on October 19, 2020. The Company incurred compensation expense of $418,842 and $0 and employee benefits of $22,516 and $0 for the year ended December 31, 2020 and from date of formation (October 29, 2019) through December 31, 2019, respectively.

Sigyn had no employment agreement with its COO but Sigyn still incurred compensation on behalf of the COO. The Company incurred compensation expense of $233,981 and $0 and employee benefits of $22,024 and $0 for the year ended December 31, 2020 and from date of formation (October 29, 2019) through December 31, 2019, respectively.

NOTE 9 – INCOME TAXES

At December 31, 2020, net operating loss carry forwards for Federal and state income tax purposes totaling approximately $1,229,000 available to reduce future income which under the Tax Cuts and Jobs Act of 2018, allows for an indefinite carryforward period, with carryforwards limited to 80% of each subsequent year’s net income. There is no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

A reconciliation of the statutory income tax rates and the effective tax rate is as follows:

		From Inception
		(October 29,
		2019) through
	December 31,	December 31,
	2020	2019
Statutory U.S. federal rate	21.0%	21.0%
State income tax, net of federal benefit	7.0%	7.0%
Permanent differences	0.0%	0.0%
Valuation allowance	(28.0)%	(28.0)%

Provision for income taxes	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carry forwards	$352,912	$434
Valuation allowance	(352,912)	(434)

	$-	$-

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

The following table sets forth the computation of basic and diluted net income per share:

		From Inception
		(October 29, 2019)
	Year Ended December 31,	through December 31,
	2020	2019

Net loss attributable to the common stockholders	$(1,259,590)	$(1,550)

Basic weighted average outstanding shares of common stock	7,351,272	500,000
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	7,351,272	500,000

Loss per share:
Basic and diluted	$(0.17)	$(0.00)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2020 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended December 31, 2020 except for the following:

Convertible Promissory Debentures

Osher – $110,000

On February 10, 2021, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due February 11, 2022 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 157,143 shares of the Company’s Common Stock at an exercise price of $1.20 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.70 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Brio – $110,000

On February 10, 2021, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due February 11, 2022 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 157,143 shares of the Company’s Common Stock at an exercise price of $1.20 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.70 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Common Stock

On January 14, 2021, the Company issued a total of 47,000 shares of its common stock valued at $82,250 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for marketing and to promote brand awareness.

