Form 10-Q
period 2021-03-31
Sigyn Therapeutics, Inc.
filed 2021-05-17
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-204486

SIGYN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-2573116
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

8880 Rio San Diego Ste., 800, San Diego, California	92108
(Address of principal executive offices)	(zip code)

(619) 353-0800

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

As of May 14, 2021, there were 36,699,656 shares of common stock outstanding.

SIGYN THERAPEUTICS, INC.

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

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Sigyn” refers to Sigyn Therapeutics, Inc., a Delaware corporation;
●	“Commission” refers to the Securities and Exchange Commission;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$7,107	$84,402
Inventories	586,047	586,047
Total current assets	593,154	670,449
Property and equipment, net	4,255	1,728
Intangible assets, net	11,551	21,905
Total assets	$608,960	$694,082
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$44,060	$16,005
Accrued payroll and payroll taxes	64,714	59,707
Short-term convertible notes payable, less unamortized debt issuance costs of $258,246 and $97,832, respectively	578,254	518,668
Other current liabilities	2,178	523
Total current liabilities	689,213	594,903
Total liabilities	689,213	594,903

Stockholders’ deficit
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 35,248,513 and 35,201,513 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	3,525	3,520
Additional paid-in-capital	1,639,044	1,356,799
Accumulated deficit	(1,722,822)	(1,261,140)
Total stockholders’ deficit	(80,253)	99,179
Total liabilities and stockholders’ deficit	$608,960	$694,082

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2021	2020

Net revenues	$-	$-

Gross Profit	-	-

Operating expenses:
Marketing	82,250	105
Research and development	23,250	1,978
General and administrative	296,596	190,896
Total operating expenses	402,096	192,979
Loss from operations	(402,096)	(192,979)

Other expense:
Interest expense - debt discount	50,860	-
Interest expense - original issuance costs	8,726	58,203
Total other expense	59,586	58,203

Loss before income taxes	(461,682)	(251,182)
Income taxes	-	-

Net loss	$(461,682)	$(251,182)

Net loss per share, basic and diluted	$(0.01)	$(0.50)

Weighted average number of shares outstanding
Basic and diluted	35,241,202	500,000

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2019	500,000	$50	$590	$(1,550)	$(910)
Original issue discount issued in conjunction with debt	-	-	172,266	-	172,266
Beneficial conversion feature in conjunction with debt issuance	-	-	129,938	-	129,938
Net loss	-	-	-	(251,182)	(251,182)
Balance as of March 31, 2020	500.000	$50	$302,794	$(252,732)	$50,112

Balance as of December 31,2020	35,201,513	$3,520	$1,356,799	$(1,261,140)	$99,179
Common stock issued to third party for services	47,000	5	82,245	-	82,250
Warrants issued to third parties in conjunction with debt issuance	-	-	113,910	-	113,910
Beneficial conversion feature in conjunction with debt issuance	-	-	86,090	-	86,090
Net loss	-	-	-	(461,682)	(461,682)
Balance as of March 31, 2021	35,248,513	$3,525	$1,639,044	$(1,722,822)	$(80,253)

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(461,682)	$(251,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	344	-
Amortization expense	10,354	-
Stock issued for services	82,250	-
Accretion of debt discount	50,860	52,162
Accretion of original issuance costs	8,726	6,041
Changes in operating assets and liabilities:
Prepaid expenses	-	(45,325)
Accounts payable	28,055	753
Accrued payroll and payroll taxes	5,007	25,300
Other current liabilities	1,655	-
Net cash used in operating activities	(274,424)	(212,251)
Cash flows from investing activities:
Purchase of property and equipment	(2,871)	-
Website development costs	-	(1,299)
Net cash used in investing activities	(2,871)	(1,299)

Cash flows from flnaeing activities:
Proceeds from short-term convertible notes	200,000	350,005
Net cash provided by financing activities	200,000	350,005

Net (decrease) increase in cash	(77,295)	136,455

Cash at beginning of period	84,402	-

Cash at end of period	$7,107	$136,455

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and Financing activities:
Beneficial conversion feature in conjunction with debt issuance	$86,090	$-
Warrants issued to third parties in conjunction with debt issuance	$113,910	$302,204
Original issue discount issued in conjunction with debt	$85,495	$34,995

See accompanying notes to unaudited condensed consolidated financial statements

SIGYN THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of May 17, 2021, we have a total 36,624,656 shares issued and outstanding, of which 10,984,656 shares are held by non-affiliate shareholders.

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

The Company has begun its planned principal operations, and accordingly, the Company has prepared its condensed consolidated financial statements in accordance with US GAAP.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $1,723,000 at March 31, 2021, had a working capital deficit of approximately $96,000 and working capital of $76,000 at December 31, 2020, respectively, had a net loss of approximately $462,000 for the three months ended March 31, 2021, and net cash used in operating activities of approximately $274,000 for the three months ended March 31, 2021, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

ASC 740-10-30 was adopted from the date of its inception. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s consolidated financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10 and currently, the Company does not have a liability for unrecognized income tax benefits.

Advertising and Marketing Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the periods presented.

Inventories

In conjunction with the October 19, 2020 Share Exchange Agreement, the Company kept the gem inventory of Reign Resources Corporation. Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of March 31, 2021 and December 31, 2020, the Company carried primarily loose sapphire jewels, jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of March 31, 2021. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time. The estimated fair value per management’s internal assessment is greater than the cost, therefore, there is no indicator of impairment as of March 31, 2021.

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

Assignment of Patent

On January 8, 2020, James Joyce, the Company’s CEO and Craig Roberts, the Company’s CTO, assigned to the Company the rights to patent 62/881,740 pertaining to the devices, systems and methods for the broad-spectrum reduction of pro-inflammatory cytokines in blood.

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

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. As of March 31, 2021 and December 31, 2020, the Company had not experienced impairment losses on its long-lived assets.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2021 and December 31, 2020, the fair value of cash, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Basic and diluted earnings per share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted earnings (loss) per share are computed on the basis of the weighted average number of common shares (including common stock subject to redemption) plus dilutive potential common shares outstanding for the reporting period. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

There were no potential dilutive securities outstanding for the three months ended March 31, 2021 and 2020.

Stock Based Compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), we measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We apply this statement prospectively. Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 718. ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505. We have no stock-based compensation as of March 31, 2021 and December 31, 2020.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes, while also clarifying and amending existing guidance, including interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU No. 2019-12 in the first quarter of fiscal 2021, coinciding with the standard’s effective date, and had an immaterial impact from this standard.

Other recently issued accounting updates are not expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 4 – PROPERTY AND Equipment

Property and equipment consisted of the following as of:

		March 31,	December 31,
	Estimated Life	2021	2020

Office equipment	5 years	$4,945	$2,074
Accumulated depreciation		(690)	(346)
		$4,255	$1,728

Depreciation expense was $344 and $0 for the three months ended March 31, 2021 and 2020, respectively, and is classified in general and administrative expenses in the condensed consolidated Statements of Operations.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Estimated life	March 31, 2021	December 31, 2020
Trademarks	3 years	$22,061	$22,061
Website		10,799	10,799
Accumulated amortization		(21,309)	(10,955)
		$11,551	$21,905

As of March 31, 2021, estimated future amortization expenses related to intangible assets were as follows:

Intangible Assets
2021 (remaining 9 months)	$5,851
2022	3,600
2023	2,100
$11,551

The Company had amortization expense of $10,354 and $0 for the three months ended March 31, 2021 and 2020, respectively.

On January 8, 2020, James Joyce, the Company’s CEO and Craig Roberts, the Company’s CTO, assigned to the Company the rights to patent 62/881,740 pertaining to the devices, systems and methods for the broad-spectrum reduction of pro-inflammatory cytokines in blood.

NOTE 6 – Convertible Promissory DEBENTURES

Convertible notes payable consisted of the following:

	March 31, 2021	December 31, 2020

February 10, 2021 ($110,000) – 0% interest per annum outstanding principal and interest due February 10, 2022	$110,000	$-
February 10, 2021 ($110,000) – 0% interest per annum outstanding principal and interest due February 10, 2022	110,000	-
January 28, 2020 ($385,000) – 0% interest per annum outstanding principal and interest due October 20, 2021	385,000	385,000
June 23, 2020 ($50,000) – 0% interest per annum outstanding principal and interest due October 20, 2021	50,000	50,000
September 17, 2020 ($181,500) – 0% interest per annum outstanding principal and interest due October 20, 2021	181,500	181,500

Total convertible notes payable	836,500	616,500
Original issue discount	(30,941)	(19,667)
Debt discount	(227,305)	(78,165)

Total convertible notes payable	$578,254	$518,668

Principal payments on convertible promissory debentures are due as follows:

Year ending December 31,
2021 (remaining 9 months)	$358,254
2022	220,000
$578,254

Current Noteholders

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

Brio – $110,000

On February 10, 2021, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund, Ltd. (“Brio”) of (i) $110,000 aggregate principal amount of Note due February 11, 2022 based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 157,143 shares of the Company’s Common Stock at an exercise price of $1.20 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.70 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

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

The Company and Osher amended the convertible debt agreement as follow on October 20, 2020:

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

The Company and Osher amended the convertible debt agreement as follow on October 20, 2020:

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

The Company and Osher amended the convertible debt agreement as follow on October 20, 2020:

●	The parties amended the Warrants dated September 17, 2020, for the number of warrant shares from 8,250 warrant shares to 465,366 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from September 30, 2021 to October 20, 2021.

Previous Noteholders

Previous Noteholder – $50,000 (as amended on October 20, 2020 to $55,000)

On June 23, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to a previous noteholder of (i) $50,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due June 23, 2021, based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 10,000 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $50,000 which was issued at a $0 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and the previous noteholder amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $50,000 to $55,000. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $50,000 which was issued at an amended $5,000 original issue discount from the face value of the Note.

●	The parties amended the Warrants dated June 23, 2020, for the number of warrant shares from 10,000 warrant shares to 141,020 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from June 23, 2021 to October 20, 2021.

On December 2, 2020, the previous noteholder elected to convert the aggregate principal amount of the Note, $55,000, into 141,020 common shares.

Previous Noteholder - $25,000 (as amended on October 20, 2020 to $27,500)

On August 18, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to a previous noteholder of (i) $25,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due August 18, 2021, based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 5,000 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $25,000 which was issued at a $0 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and the previous noteholder amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $25,000 to $27,500. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $25,000 which was issued at an amended $2,500 original issue discount from the face value of the Note.
●	The parties amended the Warrants dated August 18, 2020, for the number of warrant shares from 5,000 warrant shares to 70,510 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from August 18, 2021 to October 20, 2021.

On October 28, 2020, the previous noteholder elected to convert the aggregate principal amount of the Note, $27,500, into 70,510 common shares.

Previous Noteholder – $93,500

On September 18, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to a previous noteholder of (i) $93,500 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due September 30, 2021, based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 4,250 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $85,000 which was issued at a $8,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and the previous noteholder amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Warrants dated September 18, 2020, for the number of warrant shares from 4,250 warrant shares to 239,734 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from September 30, 2021 to October 20, 2021.

On December 2, 2020, the previous noteholder elected to convert the aggregate principal amount of the Note, $93,500, into 239,734 common shares.

Previous Noteholder - $165,000

On September 21, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to a previous noteholder of (i) $165,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due September 30, 2021, based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 7,500 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $150,000 which was issued at a $15,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and the previous noteholder amended the convertible debt agreement as follow on October 20, 2020:

●	The parties amended the number of shares from the Warrants dated September 21, 2020, for the number of warrant shares from 7,500 warrant shares to 423,060 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from September 30, 2021 to October 20, 2021.

On November 5, 2020, the previous noteholder elected to convert the aggregate principal amount of the Note, $165,000, into 423,060 common shares.

Previous Noteholder – $27,500 (as amended on October 20, 2020 to $22,000)

On September 28, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to a previous noteholder of (i) $27,500 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due August 28, 2021, based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 1,000 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $20,000 which was issued at a $7,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and the previous noteholder amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $27,500 to $22,000. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $20,000 which was issued at an amended $2,000 original issue discount from the face value of the Note.
●	The parties amended the Warrants dated September 28, 2020, for the number of warrant shares from 1,000 warrant shares to 56,408 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from August 18, 2021 to October 20, 2021.

On October 27, 2020, the previous noteholder elected to convert the aggregate principal amount of the Note, $22,000, into 56,408 common shares.

Previous Noteholder – $33,000

On September 29, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to a previous noteholder of (i) $33,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due August 18, 2021, based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 1,500 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $30,000 which was issued at a $3,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and the previous noteholder amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Warrants dated September 29, 2020, for the number of warrant shares from 1,500 warrant shares to 84,612 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from August 18, 2021 to October 20, 2021.

On October 26, 2020, the previous noteholder elected to convert the aggregate principal amount of the Note, $33,000, into 84,612 common shares.

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

On January 14, 2021, the Company issued a total of 47,000 shares of its common stock valued at $82,250 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry.

On October 19, 2020, the Company issued 33,686,169 common shares in conjunction with acquisition (see Note 1).

During the year ended December 31, 2020, the Company issued 1,015,344 common shares to third parties in conjunction with the exchange of convertible promissory debentures (see Note 6).

NOTE 8 – Related Party Transactions

Other than as set forth below, and as disclosed in Notes 5 and 7, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

Employment Agreements

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. Mr. Joyce’s compensation was approved by the Reign Resources Corporation Board of Directors on October 6, 2020 and was among conditions of the Share Exchange Agreement that was completed with Sigyn Therapeutics on October 19, 2020. The Company incurred compensation expense of $132,983 and $15,951 and employee benefits of $5,337 and $5,106 for the three months ended March 31, 2021 and 2020, respectively.

Sigyn had no employment agreement with its Chief Technology Officer (“CTO”) but Sigyn still incurred compensation on behalf of the CTO. The Company incurred compensation expense of $66,602 and $10,199 and employee benefits of $5,337 and $5,106 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 9 – EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

Basic and diluted earnings (loss) per share are the same since net losses for all periods presented and including the additional potential common shares would have an anti-dilutive effect.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31, 2021
	2021	2020
Net loss attributable to the common stockholders	$(461,682)	$(251,182)

Basic weighted average outstanding shares of common stock	35,241,202	500,000
Dilutive effect of options and warrants	—	—
Diluted weighted average common stock and common stock equivalents	35,241,202	500,000

Loss per share:
Basic and diluted	$(0.01)	$(0.50)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Media Advertising Agreement

On May 13, 2021, the Company mutually terminated the Media Relations Agreement (“Media Agreement”) with a third party for marketing and to promote brand awareness that was entered into on February 10, 2021. The Company agreed to pay $25,000 due in cash at the execution of the Media Agreement. No shares were issued in conjunction with the Media Agreement.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2021 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended March 31, 2021 except for the following:

Common Stock Offering

In April 2021, the Company initiated an offering of up to $1.5 million of the Company’s restricted common shares. The offering allowed for qualified investors to purchase one share of the Company’s common stock $1.25. For each share purchased, the investor received a five-year warrant to purchase one share of common stock at $1.75 per share. On May 10, 2021, the Company closed the offering to investors and subsequently disclosed that it had entered into securities purchase agreements with accredited investors that resulted in the issuance of 1,172,000 shares of common stock and warrants to purchase an aggregate of 1,172,000 shares of the Company’s common stock for total proceeds totaling $1,465,000. No commissions were paid in the offering.

Conversion of Convertible Note

On May 10, 2021, Brio Capital elected to convert the aggregate principal amount of a $110,000 convertible note issued on February 10, 2021 into 157,143 shares of the Company’s common stock.

Issuance and Repayment of Convertible Debenture

On May 4, 2021, the Company repaid the aggregate principal amount of a $55,000 convertible debenture that was entered into on April 7, 2021 with Osher Capital Partners. The note was a 10% Original Issue Discount Senior Convertible Debenture (the “Note”) which included a five-year Common Stock Purchase Warrant (“Warrants’) to purchase up to an aggregate of 71,429 shares of the Company’s Common Stock at an exercise price of $1.20 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $50,000 which was issued at a $5,000 original issue discount from the face value of the Note.

Common Stock

On April 14, 2021, the Company issued a total of 47,000 shares of its common stock valued at $82,250 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Sigyn Therapeutics, Inc. for the period ended March 31, 2021 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this quarterly report. This quarterly report contains forward looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. Our actual results could differ materially from those anticipated in these forward-looking statements.

Recent Developments

Common Stock Offering

In April 2021, the Company initiated an offering of up to $1.5 million of the Company’s restricted common shares. The offering allowed for qualified investors to purchase one share of the Company’s common stock $1.25. For each share purchased, the investor received a five-year warrant to purchase one share of common stock at $1.75 per share. On May 10, 2021, the Company closed the offering to investors and subsequently disclosed that it had entered into securities purchase agreements with accredited investors that resulted in the issuance of 1,172,000 shares of common stock and warrants to purchase an aggregate of 1,172,000 shares of the Company’s common stock for total proceeds totaling $1,465,000. No commissions were paid in the offering.

Conversion of Convertible Note

On May 10, 2021, Brio Capital elected to convert the aggregate principal amount of a $110,000 convertible note issued on February 10, 2021 into 157,143 shares of the Company’s common stock.

Issuance and Repayment of Convertible Debenture

On May 4, 2021, the Company repaid the aggregate principal amount of a $55,000 convertible debenture that was entered into on April 7, 2021 with Osher Capital Partners. The note was a 10% Original Issue Discount Senior Convertible Debenture (the “Note”) which included a five-year Common Stock Purchase Warrant (“Warrants’) to purchase up to an aggregate of 71,429 shares of the Company’s Common Stock at an exercise price of $1.20 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $50,000 which was issued at a $5,000 original issue discount from the face value of the Note.

Common Stock

On April 14, 2021, the Company issued a total of 47,000 shares of its common stock valued at $82,250 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry.

On January 14, 2021, the Company issued a total of 47,000 shares of its common stock valued at $82,250 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry.

On October 19, 2020, the Company issued 33,686,169 common shares in conjunction with acquisition.

During the year ended December 31, 2020, the Company issued 1,015,344 common shares to third parties in conjunction with the exchange of convertible promissory debentures.

Convertible Notes Payable

Current Noteholders

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

Brio – $110,000

On February 10, 2021, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund, Ltd. (“Brio”) of (i) $110,000 aggregate principal amount of Note due February 11, 2022 based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 157,143 shares of the Company’s Common Stock at an exercise price of $1.20 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.70 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

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

The Company and Osher amended the convertible debt agreement as follow on October 20, 2020:

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

The Company and Osher amended the convertible debt agreement as follow on October 20, 2020:

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

The Company and Osher amended the convertible debt agreement as follow on October 20, 2020:

●	The parties amended the Warrants dated September 17, 2020, for the number of warrant shares from 8,250 warrant shares to 465,366 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from September 30, 2021 to October 20, 2021.

Previous Noteholders

Previous Noteholder – $50,000 (as amended on October 20, 2020 to $55,000)

On June 23, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to a previous noteholder of (i) $50,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due June 23, 2021, based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 10,000 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $50,000 which was issued at a $0 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and the previous noteholder amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $50,000 to $55,000. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $50,000 which was issued at an amended $5,000 original issue discount from the face value of the Note.

●	The parties amended the Warrants dated June 23, 2020, for the number of warrant shares from 10,000 warrant shares to 141,020 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from June 23, 2021 to October 20, 2021.

On December 2, 2020, the previous noteholder elected to convert the aggregate principal amount of the Note, $55,000, into 141,020 common shares.

Previous Noteholder - $25,000 (as amended on October 20, 2020 to $27,500)

On August 18, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to a previous noteholder of (i) $25,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due August 18, 2021, based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 5,000 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $25,000 which was issued at a $0 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and the previous noteholder amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $25,000 to $27,500. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $25,000 which was issued at an amended $2,500 original issue discount from the face value of the Note.
●	The parties amended the Warrants dated August 18, 2020, for the number of warrant shares from 5,000 warrant shares to 70,510 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from August 18, 2021 to October 20, 2021.

On October 28, 2020, the previous noteholder elected to convert the aggregate principal amount of the Note, $27,500, into 70,510 common shares.

Previous Noteholder – $93,500

On September 18, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to a previous noteholder of (i) $93,500 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due September 30, 2021, based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 4,250 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $85,000 which was issued at a $8,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and the previous noteholder amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Warrants dated September 18, 2020, for the number of warrant shares from 4,250 warrant shares to 239,734 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from September 30, 2021 to October 20, 2021.

On December 2, 2020, the previous noteholder elected to convert the aggregate principal amount of the Note, $93,500, into 239,734 common shares.

Previous Noteholder - $165,000

On September 21, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to a previous noteholder of (i) $165,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due September 30, 2021, based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 7,500 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $150,000 which was issued at a $15,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and the previous noteholder amended the convertible debt agreement as follow on October 20, 2020:

●	The parties amended the number of shares from the Warrants dated September 21, 2020, for the number of warrant shares from 7,500 warrant shares to 423,060 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from September 30, 2021 to October 20, 2021.

On November 5, 2020, the previous noteholder elected to convert the aggregate principal amount of the Note, $165,000, into 423,060 common shares.

Previous Noteholder – $27,500 (as amended on October 20, 2020 to $22,000)

On September 28, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to a previous noteholder of (i) $27,500 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due August 28, 2021, based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 1,000 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $20,000 which was issued at a $7,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and the previous noteholder amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $27,500 to $22,000. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $20,000 which was issued at an amended $2,000 original issue discount from the face value of the Note.
●	The parties amended the Warrants dated September 28, 2020, for the number of warrant shares from 1,000 warrant shares to 56,408 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from August 18, 2021 to October 20, 2021.

On October 27, 2020, the previous noteholder elected to convert the aggregate principal amount of the Note, $22,000, into 56,408 common shares.

Previous Noteholder – $33,000

On September 29, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to a previous noteholder of (i) $33,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due August 18, 2021, based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 1,500 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $30,000 which was issued at a $3,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and the previous noteholder amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Warrants dated September 29, 2020, for the number of warrant shares from 1,500 warrant shares to 84,612 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from August 18, 2021 to October 20, 2021.

On October 26, 2020, the previous noteholder elected to convert the aggregate principal amount of the Note, $33,000, into 84,612 common shares.

Media Advertising Agreement

On May 13, 2021, the Company mutually terminated the Media Relations Agreement (“Media Agreement”) with a third party for marketing and to promote brand awareness that was entered into on February 10, 2021. The Company agreed to pay $25,000 due in cash at the execution of the Media Agreement. No shares were issued in conjunction with the Media Agreement.

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

Description of Business, Principal Products, Services

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

As of May 17, 2021, we have a total 36,624,656 shares issued and outstanding, of which 10,984,656 shares are held by non-affiliate shareholders.

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

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following discussion represents a comparison of our results of operations for the three months ended March 31, 2021 and 2020. The results of operations for the periods shown in our audited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended March 31,
	2021	2020

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	402,096	192,979
Other expense	59,586	58,203
Net loss before income taxes and discontinued operations	$(461,682)	$(251,182)

Net Revenues

For the three months ended March 31, 2021 and 2020, we had no revenues.

Cost of Sales

For the three months ended March 31, 2021 and 2020, we had no cost of sales.

Operating expenses

Operating expenses increased by $209,117, or 108.4%, to $402,096 for three months ended March 31, 2021 from $192,979 for the three months ended March 31, 2020 primarily due to increases in professional fees of $8,813, compensation costs of $157,300, research and development costs of $21,272, depreciation and amortization costs of $10,698, investor relations costs of $36,500, marketing costs of $82,145, rent expenses of $300, and general and administration costs of $1,479, offset primarily by a decrease in consulting fees of $109,390, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended March 31, 2021, we had marketing expenses of $82,250, research and development costs of $23,250, and general and administrative expenses of $296,596 primarily due to professional fees of $17,884, compensation costs of $187,275, rent of $450, depreciation and amortization costs of $10,698, investor relations costs of $36,500, consulting fees of $30,610, and general and administration costs of $13,179, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended March 31, 2020, we had marketing expenses of $105, research and development costs of $1,978, and general and administrative expenses of $190,896 primarily due to professional fees of $9,071, compensation costs of $29,975, rent of $150, consulting fees of $140,000, and general and administration costs of $11,700, as a result of adding administrative infrastructure for our anticipated business development.

Other (Income) Expense

Other expense for the three months ended March 31, 2021 totaled $59,586 primarily due to interest expense of $50,860 in conjunction with accretion of debt discount and interest expense of $8,726 in conjunction with accretion of original issuance discount, compared to other expense of $0 for the three months ended March 31, 2020.

Net loss before income taxes

Net loss before income taxes and discontinued operations for the three months ended March 31, 2021 totaled $461,682 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, consulting fees, and general and administration costs compared to a loss of $251,182 for the three months ended March 31, 2021 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, consulting fees, and general and administration costs.

Assets and Liabilities

Assets were $608,960 as of March 31, 2021. Assets consisted primarily of cash of $7,107, inventories of $586,047, equipment of $4,255, and intangible assets of $11,551. Liabilities were $689,213 as of March 31, 2021. Liabilities consisted primarily accounts payable of $44,060, accrued payroll and payroll taxes of $64,714, convertible notes of $578,254, net of $258,246 of unamortized debt discount and debt issuance costs, and other current liabilities of $2,185.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows for the three months ended March 31, 2021 of $77,295 resulting from cash used in operating activities of $274,424 and cash used in investing activities of $2,871, offset partially by cash provided by financing activities of $200,000.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended March 31,
	2021	2020

Net cash provided by (used in):
Operating activities	$(274,424)	$(212,251)
Investing activities	(2,871)	(1,299)
Financing activities	200,000	350,005
	$(77,295)	$136,455

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Cash Flows from Operating Activities – For the three months ended March 31, 2021, net cash used in operations was $274,424 compared to net cash used in operations of $212,251 for the three months ended March 31, 2020. Net cash used in operations was primarily due to a net loss of $461,682 for three months ended March 31, 2021 and the changes in operating assets and liabilities of $34,724, primarily due to the increase in accounts payable of $28,055, accrued payroll and payroll taxes of $5,007, and other current liabilities of $1,662. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $344, amortization expense of $10,354, stock issued for services of $82,250, accretion of original issuance costs of $8,726, and accretion of debt discount of $50,860.

For the three months ended March 31, 2020, net cash used in operating activities was $212,251. Net cash used in operations was primarily due to a net loss of $251,182, and the changes in operating assets and liabilities of $19,272, primarily due to the net changes in prepaid expenses of $45,325, accounts payable of $753, accrued payroll and payroll taxes of $25,300. In addition, net cash provided by operating activities was offset primarily by adjustments to reconcile net profit from the accretion of the debt discount of $52,162 and accretion of original issuance costs of $6,041.

Cash Flows from Investing Activities – For the three months ended March 31, 2021, net cash used in investing was $2,871 due to the purchase of property and equipment compared to cash flows from investing activities of $1,299 for the three months ended March 31, 2020 due to the purchase of website development costs.

Cash Flows from Financing Activities – For the three months ended March 31, 2021 and 2020, net cash provided by financing was $200,000 and $350,005, respectively, due to proceeds from short term convertible notes.

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

Common Stock Offering

In April 2021, the Company initiated an offering of up to $1.5 million of the Company’s restricted common shares. The offering allowed for qualified investors to purchase one share of the Company’s common stock $1.25. For each share purchased, the investor received a five-year warrant to purchase one share of common stock at $1.75 per share. On May 10, 2021, the Company closed the offering to investors and subsequently disclosed that it had entered into securities purchase agreements with accredited investors that resulted in the issuance of 1,172,000 shares of common stock and warrants to purchase an aggregate of 1,172,000 shares of the Company’s common stock for total proceeds totaling $1,465,000. No commissions were paid in the offering.

Conversion of Convertible Note

On May 10, 2021, Brio Capital elected to convert the aggregate principal amount of a $110,000 convertible note issued on February 10, 2021 into 157,143 shares of the Company’s common stock.

Issuance and Repayment of Convertible Debenture

On May 4, 2021, the Company repaid the aggregate principal amount of a $55,000 convertible debenture that was entered into on April 7, 2021 with Osher Capital Partners. The note was a 10% Original Issue Discount Senior Convertible Debenture (the “Note”) which included a five-year Common Stock Purchase Warrant (“Warrants’) to purchase up to an aggregate of 71,429 shares of the Company’s Common Stock at an exercise price of $1.20 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $50,000 which was issued at a $5,000 original issue discount from the face value of the Note.

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

On April 14, 2021, the Company issued a total of 47,000 shares of its common stock valued at $82,250 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry.

On January 14, 2021, the Company issued a total of 47,000 shares of its common stock valued at $82,250 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry.

Convertible Promissory Debentures

Current Noteholders

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

Brio – $110,000

On February 10, 2021, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund, Ltd. (“Brio”) of (i) $110,000 aggregate principal amount of Note due February 11, 2022 based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 157,143 shares of the Company’s Common Stock at an exercise price of $1.20 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.70 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

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

The Company and Osher amended the convertible debt agreement as follow on October 20, 2020:

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

The Company and Osher amended the convertible debt agreement as follow on October 20, 2020:

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

The Company and Osher amended the convertible debt agreement as follow on October 20, 2020:

●	The parties amended the Warrants dated September 17, 2020, for the number of warrant shares from 8,250 warrant shares to 465,366 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from September 30, 2021 to October 20, 2021.

Previous Noteholders

Previous Noteholder – $50,000 (as amended on October 20, 2020 to $55,000)

On June 23, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to a previous noteholder of (i) $50,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due June 23, 2021, based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 10,000 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $50,000 which was issued at a $0 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and the previous noteholder amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $50,000 to $55,000. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $50,000 which was issued at an amended $5,000 original issue discount from the face value of the Note.

●	The parties amended the Warrants dated June 23, 2020, for the number of warrant shares from 10,000 warrant shares to 141,020 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from June 23, 2021 to October 20, 2021.

On December 2, 2020, the previous noteholder elected to convert the aggregate principal amount of the Note, $55,000, into 141,020 common shares.

Previous Noteholder - $25,000 (as amended on October 20, 2020 to $27,500)

On August 18, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to a previous noteholder of (i) $25,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due August 18, 2021, based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 5,000 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $25,000 which was issued at a $0 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and the previous noteholder amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $25,000 to $27,500. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $25,000 which was issued at an amended $2,500 original issue discount from the face value of the Note.
●	The parties amended the Warrants dated August 18, 2020, for the number of warrant shares from 5,000 warrant shares to 70,510 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from August 18, 2021 to October 20, 2021.

On October 28, 2020, the previous noteholder elected to convert the aggregate principal amount of the Note, $27,500, into 70,510 common shares.

Previous Noteholder – $93,500

On September 18, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to a previous noteholder of (i) $93,500 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due September 30, 2021, based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 4,250 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $85,000 which was issued at a $8,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and the previous noteholder amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Warrants dated September 18, 2020, for the number of warrant shares from 4,250 warrant shares to 239,734 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from September 30, 2021 to October 20, 2021.

On December 2, 2020, the previous noteholder elected to convert the aggregate principal amount of the Note, $93,500, into 239,734 common shares.

Previous Noteholder - $165,000

On September 21, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to a previous noteholder of (i) $165,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due September 30, 2021, based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 7,500 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $150,000 which was issued at a $15,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and the previous noteholder amended the convertible debt agreement as follow on October 20, 2020:

●	The parties amended the number of shares from the Warrants dated September 21, 2020, for the number of warrant shares from 7,500 warrant shares to 423,060 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from September 30, 2021 to October 20, 2021.

On November 5, 2020, the previous noteholder elected to convert the aggregate principal amount of the Note, $165,000, into 423,060 common shares.

Previous Noteholder – $27,500 (as amended on October 20, 2020 to $22,000)

On September 28, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to a previous noteholder of (i) $27,500 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due August 28, 2021, based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 1,000 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $20,000 which was issued at a $7,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and the previous noteholder amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $27,500 to $22,000. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $20,000 which was issued at an amended $2,000 original issue discount from the face value of the Note.
●	The parties amended the Warrants dated September 28, 2020, for the number of warrant shares from 1,000 warrant shares to 56,408 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from August 18, 2021 to October 20, 2021.

On October 27, 2020, the previous noteholder elected to convert the aggregate principal amount of the Note, $22,000, into 56,408 common shares.

Previous Noteholder – $33,000

On September 29, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to a previous noteholder of (i) $33,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due August 18, 2021, based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 1,500 shares of the Company’s Common Stock at an exercise price of $30.00 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $30,000 which was issued at a $3,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.39 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and the previous noteholder amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Warrants dated September 29, 2020, for the number of warrant shares from 1,500 warrant shares to 84,612 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from August 18, 2021 to October 20, 2021.

On October 26, 2020, the previous noteholder elected to convert the aggregate principal amount of the Note, $33,000, into 84,612 common shares.

Employment Agreements

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. Mr. Joyce’s compensation was approved by the Reign Resources Corporation Board of Directors on October 6, 2020 and was among conditions of the Share Exchange Agreement that was completed with Sigyn Therapeutics on October 19, 2020. The Company incurred compensation expense of $132,983 and $15,951 and employee benefits of $5,337 and $5,106 for the three months ended March 31, 2021 and 2020, respectively.

Sigyn had no employment agreement with its CTO but Sigyn still incurred compensation on behalf of the CTO. The Company incurred compensation expense of $66,602 and $10,199 and employee benefits of $5,337 and $5,106 for the three months ended March 31, 2021 and 2020, respectively.

Media Advertising Agreement

On May 13, 2021, the Company mutually terminated the Media Relations Agreement (“Media Agreement”) with a third party for marketing and to promote brand awareness that was entered into on February 10, 2021. The Company agreed to pay $25,000 due in cash at the execution of the Media Agreement. No shares were issued in conjunction with the Media Agreement.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of our business during the next twelve months.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $1,842,000 at March 31, 2021, had a working capital deficit of approximately $121,000 and working capital of $76,000 at December 31, 2020, respectively, had a net loss of approximately $581,000 for the three months ended March 31, 2021, and net cash used in operating activities of approximately $274,000 for the three months ended March 31, 2021, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Policies

Refer to Note 3 in the accompanying notes to the unaudited condensed consolidated financial statements for critical accounting policies.

Recent Accounting Pronouncements

Refer to Note 3 in the accompanying notes to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Item 4. Controls and Procedures

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of March 31, 2021, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

Despite the material weaknesses reported above, our management believes that our condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

The remediation efforts set out herein will be implemented in the 2022 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the three months ended March 31, 2021 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ending March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 14, 2021, the Company issued a total of 47,000 shares of its common stock valued at $82,250 (based on the estimated fair market value of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry.

In April 2021, the Company initiated an offering of up to $1.5 million of the Company’s restricted common shares. The offering allowed for qualified investors to purchase one share of the Company’s common stock $1.25. For each share purchased, the investor received a five-year warrant to purchase one share of common stock at $1.75 per share. On May 10, 2021, the Company closed the offering to investors and subsequently disclosed that it had entered into securities purchase agreements with accredited investors that resulted in the issuance of 1,172,000 shares of common stock and warrants to purchase an aggregate of 1,172,000 shares of the Company’s common stock for total proceeds totaling $1,465,000.

On April 14, 2021, the Company issued a total of 47,000 shares of its common stock valued at $82,250 (based on the estimated fair market value of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry.

On May 10, 2021, Brio Capital elected to convert the aggregate principal amount of a $110,000 convertible note issued on February 10, 2021 into 157,143 shares of the Company’s common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended March 31, 2021, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

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

Sigyn Therapeutics, Inc. a Delaware corporation

Dated: May 17, 2021	By:	/s/ James Joyce
James Joyce
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

