Form 10-Q
period 2021-06-30
Sigyn Therapeutics, Inc.
filed 2021-08-16
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number 000-55575

SIGYN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-2573116
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

2468 Historic Decatur Road Ste., 140, San Diego, California	92106
(Address of principal executive offices)	(zip code)

(619) 353-0800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

As of August 16, 2021, there were 36,671,656 shares of common stock outstanding.

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

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Sigyn” refers to Sigyn Therapeutics, Inc., a Delaware corporation;
●	“Commission” refers to the Securities and Exchange Commission;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$1,059,997	$84,402
Accounts receivable	-	-
Inventories	586,047	586,047
Other current assets	27,370	-
Total current assets	1,673,414	670,449

Property and equipment, net	3,752	1,728
Intangible assets, net	7,499	21,905
Operating lease right-of-use assets, net	287,183	-
Other assets	20,711	-
Total assets	$1,992,559	$694,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,666	$16,005
Accrued payroll and payroll taxes	64,727	59,707
Short-term convertible notes payable, less unamortized debt issuance costs of $105,203 and $97,832, respectively	621,297	518,668
Current portion of operating lease liabilities	25,515	-
Other current liabilities	1,435	523
Total current liabilities	753,640	594,903
Long-term liabilities:
Operating lease liabilities net of current portion	261,782	-
Total long-term liabilities	261,782	-
Total liabilities	1,015,422	594,903

Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 36,624,656 and 35,201,513 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3,663	3,520
Additional paid-in-capital	3,346,157	1,356,799
Accumulated deficit	(2,372,683)	(1,261,140)
Total stockholders’ equity	977,137	99,179
Total liabilities and stockholders’ equity	$1,992,559	$694,082

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020

Net revenues	$-	$-	$-	$-

Gross Profit	-	-	-	-

Operating expenses:
Marketing expenses	-	105	-	-
Research and development	41,600	1,978	18,350	-
General and administrative	802,315	366,807	423,468	175,911
Total operating expenses	843,915	368,890	441,818	175,911
Loss from operations	(843,915)	(368,890)	(441,818)	(175,911)

Other expense:
Interest expense - debt discount	236,642	127,921	185,783	75,759
Interest expense - original issuance costs	30,986	14,767	22,260	8,726
Total other expense	267,628	142,688	208,043	84,485

Loss before income taxes	(1,111,543)	(511,578)	(649,861)	(260,396)
Income taxes	-	-	-	-

Net loss	$(1,111,543)	$(511,578)	$(649,861)	$(260,396)

Net loss per share, basic and diluted	$(0.03)	$(1.02)	$(0.02)	$(0.52)

Weighted average number of shares outstanding
Basic and diluted	35,800,266	500,000	36,353,187	500,000

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid	Accumulated	Total Stockholders’ Equity
	Shares	Amount	in Capital	Deficit	(Deficit)
Balance as of December 31, 2019	500,000	$50	$590	$(1,550)	$(910)
Original issue discount issued in conjunction with debt	-	-	172,266	-	172,266
Beneficial conversion feature in conjunction with debt issuance	-	-	129,938	-	129,938
Net loss	-	-	-	(251,182)	(251,182)
Balance as of March 31, 2020	500,000	$50	$302,794	$(252,732)	$50,112

Beneficial conversion feature in conjunction with debt issuance	-	-	21,548	-	21,548
Net loss	-	-	-	(260,396)	(260,396)
Balance as of June 30, 2020	500,000	$50	$324,342	$(513,128)	$(188,736)

Balance as of December 31, 2020	35,201,513	$3,520	$1,356,799	$(1,261,140)	$99,179
Common stock issued to third party for services	47,000	5	82,245	-	82,250
Warrants issued to third parties in conjunction with debt issuance	-	-	113,910	-	113,910
Beneficial conversion feature in conjunction with debt issuance	-	-	86,090	-	86,090
Net loss	-	-	-	(461,682)	(461,682)
Balance as of March 31, 2021	35,248,513	$3,525	$1,639,044	$(1,722,822)	$(80,253)

Common stock issued to third party for services	47,000	5	82,245	-	82,250
Warrants issued to third parties in conjunction with debt issuance	-	-	34,118	-	34,118
Beneficial conversion feature in conjunction with debt issuance	-	-	15,882	-	15,882
Common stock issued for cash	1,172,000	118	1,464,882	-	1,465,000
Common stock issued to third parties in conjunction with conversion of debt	157,143	16	109,984	-	110,000
Net loss	-	-	-	(649,861)	(649,861)
Balance as of June 30, 2021	36,624,656	$3,663	$3,346,157	$(2,372,683)	$977,137

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(1,111,543)	$(511,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	847	-
Amortization expense	14,406	-
Stock issued for services	164,500	-
Accretion of debt discount	236,644	127,921
Accretion of original issuance costs	30,986	14,772
Changes in operating assets and liabilities:
Prepaid expenses	-	(45,325)
Other current assets	(27,370)	-
Other assets	(20,711)	-
Accounts payable	24,661	(579)
Accrued payroll and payroll taxes	5,020	67,700
Other current liabilities	1,026	-
Net cash used in operating activities	(681,534)	(347,089)

Cash flows from investing activities:
Purchase of property and equipment	(2,871)	-
Website development costs	-	(1,299)
Net cash used in investing activities	(2,871)	(1,299)

Cash flows from finacing activities:
Proceeds from short-term convertible notes	250,000	450,005
Repayment of short-term convertible notes	(55,000)	-
Common stock issued for cash	1,465,000	-
Net cash provided by financing activities	1,660,000	450,005

Net increase in cash	975,595	101,617

Cash at beginning of period	84,402	-
Cash at end of period	$1,059,997	$101,617

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature in conjunction with debt issuance	$101,972	$-
Warrants issued to third parties in conjunction with debt issuance	$148,028	$323,752
Original issue discount issued in conjunction with debt	$25,000	$34,995
Common stock issued to third parties in conjunction with conversion of debt	$110,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

Sigyn Therapeutics, Inc. (“Sigyn” or the “Company”) was incorporated on October 29, 2019 in the State of Delaware. We are a development-stage therapeutic technology company that is headquartered in San Diego, California USA. Our primary focus is directed toward a significant unmet need in global health: the treatment of acute life-threatening inflammatory conditions that are precipitated by Cytokine Storm Syndrome (“The Cytokine Storm” or “Cytokine Release Syndrome”) and not addressed with approved drug therapies. Cytokine Storm Syndrome is a dysregulated immune response that can be induced by a wide range of infectious and non-infectious conditions. A hallmark of the Cytokine Storm is an over-production of inflammatory cytokines, which can destroy tissue, trigger multiple-organ failure and cause death.

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

As of August 10, 2021, we have a total 36,671,656 shares issued and outstanding, of which 11,031,656 shares are held by non-affiliate shareholders.

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

Recent Developments

Since December 1, 2020, we have reported the results from a series of in vitro blood purification studies that have demonstrated the expansive capabilities of Sigyn Therapy to address pathogen sources of inflammation, deadly toxins and relevant inflammatory mediators.

Among the therapeutic targets validated were viral pathogens (including COVID-19), bacterial endotoxin, relevant inflammatory cytokines (Interleukin-1 beta, Interleukin-6 and Tumor Necrosis Factor alpha) and hepatic toxins (ammonia, bilirubin, and bile acid). We also completed a study that modeled our ability to capture CytoVesicles that transport inflammatory cargos throughout the bloodstream.

Contributing to these expansive capabilities is a formulation of adsorbent components that are incorporated within Sigyn Therapy. Our adsorbent formulation provides more than 170,000 square meters of surface area on which to adsorb and remove bloodstream targets. This equates to more than 40 acres of surface adsorption area in each adult version of Sigyn Therapy. To date, we have demonstrated that Sigyn Therapy can addresses inflammatory targets as well as pathogen sources of inflammation whose molecular size can exceed 100 nanometers in size.

On July 29, 2020, we disclosed the completion of our first-in-mammal pilot study that demonstrated the safe administration of Sigyn Therapy during six-hour treatment exposures. In coming months, we plan to continue our collection of animal safety data, which will be included in an Investigational Device Exemption (IDE) that we are drafting for submission to The United States Food and Drug Administration (FDA) to support the potential initiation of human clinical studies. However, there is no assurance that FDA will permit the initiation of our proposed human studies in the United States.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $2,372,683 at June 30, 2021, had working capital $919,774 at June 30, 2021 and $75,546 at December 31, 2020, respectively, had a net loss of approximately $649,861 and $1,111,543 for the three and six months ended June 30, 2021, and net cash used in operating activities of $681,534 for the six months ended June 30, 2021, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the unaudited condensed consolidated financial statements.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the unaudited condensed consolidated financial statements. The more significant estimates and assumptions by management include among others: common stock valuation, and the recoverability of intangibles. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

ASC 740-10-30 was adopted from the date of its inception. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s consolidated financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption of ASC 740-10 and currently, the Company does not have a liability for unrecognized income tax benefits.

Advertising and Marketing Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. The Company had no advertising expenses for the three and six months ended June 30, 2021, respectively, and had $0 and $105 for the three and six months ended June 30, 2020, respectively.

Inventories

In conjunction with the October 19, 2020 Share Exchange Agreement, the Company kept the gem inventory of Reign Resources Corporation. Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of June 30, 2021 and December 31, 2020, the Company carried primarily loose sapphire jewels, jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of June 30, 2021. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time. The estimated fair value per management’s internal assessment is greater than the cost, therefore, there is no indicator of impairment as of June 30, 2021.

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

Our impairment analysis requires management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. As of June 30, 2021 and December 31, 2020, the Company had not experienced impairment losses on its long-lived assets.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2021 and December 31, 2020, the fair value of cash, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

There were no potential dilutive securities outstanding for the three and six months ended June 30, 2021 and 2020.

Stock Based Compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), we measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We apply this statement prospectively. Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 718. ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505. We have no stock-based compensation as of June 30, 2021 and December 31, 2020.

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

Other recently issued accounting updates are not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

		June 30,	December 31,
	Estimated Life	2021	2020

Office equipment	5 years	$4,945	$2,074
Accumulated depreciation		(1,193)	(346)
		$3,752	$1,728

Depreciation expense was $503 and $847 and $0 and $0 for the three and six months ended June 30, 2021 and 2020, respectively, and is classified in general and administrative expenses in the condensed consolidated Statements of Operations.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Estimated life	June 30, 2021	December 31, 2020
Trademarks	3 years	$22,061	$22,061
Website		10,799	10,799
Accumulated amortization		(25,361)	(10,955)
		$7,499	$21,905

As of June 30, 2021, estimated future amortization expenses related to intangible assets were as follows:

Intangible Assets
2021 (remaining 6 months)	$1,799
2022	3,600
2023	2,100
$7,499

The Company had amortization expense of $4,052 and $14,406 and $0 and $0 for the three and six months ended June 30, 2021 and 2020, respectively.

On January 8, 2020, James Joyce, the Company’s CEO and Craig Roberts, the Company’s CTO, assigned to the Company the rights to patent 62/881,740 pertaining to the devices, systems and methods for the broad-spectrum reduction of pro-inflammatory cytokines in blood.

NOTE 6 – CONVERTIBLE PROMISSORY DEBENTURES

Convertible notes payable consisted of the following:

	June 30, 2021	December 31, 2020

February 10, 2021 ($110,000) – 0% interest per annum outstanding principal and interest due February 10, 2022	$110,000	$-
January 28, 2020 ($385,000) – 0% interest per annum outstanding principal and interest due October 20, 2021	385,000	385,000
June 23, 2020 ($50,000) – 0% interest per annum outstanding principal and interest due October 20, 2021	50,000	50,000
September 17, 2020 ($181,500) – 0% interest per annum outstanding principal and interest due October 20, 2021	181,500	181,500

Total convertible notes payable	726,500	616,500
Original issue discount	(13,681)	(19,667)
Debt discount	(91,522)	(78,165)

Total convertible notes payable	$621,297	$518,668

Principal payments on convertible promissory debentures are due as follows:

Year ending December 31,
2021 (remaining 6 months)	$511,297
2022	110,000
Total	$621,297

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

Previous Noteholder – $110,000

On February 10, 2021, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to a previous noteholder of (i) $110,000 aggregate principal amount of Note due February 11, 2022 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 157,143 shares of the Company’s Common Stock at an exercise price of $1.20 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.70 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On May 10, 2021, the previous noteholder elected to convert the aggregate principal amount of a $110,000 convertible note issued on February 10, 2021 into 157,143 shares of the Company’s common stock.

Previous Noteholder – $55,000

On May 4, 2021, the Company repaid the aggregate principal amount of a $55,000 convertible debenture that was entered into on April 7, 2021 with a previous noteholder. The note was a 10% Original Issue Discount Senior Convertible Debenture (the “Note”) which included a five-year Common Stock Purchase Warrant (“Warrants’) to purchase up to an aggregate of 71,429 shares of the Company’s Common Stock at an exercise price of $1.20 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $50,000 which was issued at a $5,000 original issue discount from the face value of the Note.

NOTE 7 – STOCKHOLDERS’ DEFICIT

The Company issued 500,000 restricted common shares to founder’s, valued at $50 (based on the par value on the date of grant). The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

The Company has authorized 1,000,000,000 shares of par value $0.0001 common stock, of which 500,000 shares are outstanding at June 30, 2021.

On January 14, 2021, the Company issued a total of 47,000 shares of its restricted common stock valued at $82,250 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry. This issuance was pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

On April 14, 2021, the Company issued a total of 47,000 shares of its restricted common stock valued at $82,250 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry. This issuance was pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

In April 2021, the Company initiated a private placement of up to $1.5 million of the Company’s restricted common shares. The offering allowed for qualified investors to purchase one share of the Company’s common stock $1.25. For each share purchased, the investor received a five-year warrant to purchase one share of common stock at $1.75 per share. On May 10, 2021, the Company closed the offering to investors and subsequently disclosed that it had entered into securities purchase agreements with accredited investors that resulted in the issuance of 1,172,000 shares of common stock and warrants to purchase an aggregate of 1,172,000 shares of the Company’s common stock for total proceeds totaling $1,465,000. No commissions were paid in the offering. This issuance was pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

On May 10, 2021, Brio Capital elected to convert the aggregate principal amount of a $110,000 convertible note issued on February 10, 2021 into 157,143 shares of the Company’s common stock (see Note 6).

During the six months ended June 30, 2021 and 2020, the Company issued 1,266,000 shares common shares to third parties for services and cash, and 157,143 common shares to third parties in conjunction with the conversion of convertible promissory debentures, and none, respectively (see Note 6).

NOTE 8 – OPERATING LEASES

The Company adopted ASC 842 as of December 31, 2019. The Company has an operating lease for the Company’s corporate office and accounts for this lease in accordance with ASC 842. Adoption of the standard resulted in the initial recognition of operating lease ROU asset of $290,827 and operating lease liability of $290,827 as of June 30, 2021.

On May 27, 2021, the Company entered into a sixty-three month lease for its Corporate office at $5,955 per month commencing June 15, 2021 maturing September 30, 2026.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives. Our variable lease payments primarily consist of maintenance and other operating expenses from our real estate leases. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components. We have elected to account for these lease and non-lease components as a single lease component. We are also electing not to apply the recognition requirements to short-term leases of twelve months or less and instead will recognize lease payments as expense on a straight-line basis over the lease term.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Six Months ended June 30,		Three Months ended June 30,
	2021	2020	2021	2020
Operating lease expense	$3,289	$-	$3,289	$-
Short term lease cost	$-	$-	$-	$-
Total lease expense	$3,289	$-	$3,289	$-

In accordance with ASC 842, other information related to leases was as follows:

Six Months ended June 30,	2021	2020
Operating cash flows from operating leases	$3,919	$-
Cash paid for amounts included in the measurement of lease liabilities	$3,919	$-

Weighted-average remaining lease term—operating leases	5.2 years	-
Weighted-average discount rate—operating leases	10%	-

In accordance with ASC 842, maturities of operating lease liabilities as of June 30, 2021 were as follows:

Operating
Year ending:	Lease
2021 (remaining six months)	$17,866
2022	72,714
2023	74,895
2024	77,142
2025	79,456
Thereafter	54,225
Total undiscounted cash flows	$376,297

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	5.2 years
Weighted-average discount rate	10%
Present values	$287,297

Lease liabilities—current	25,515
Lease liabilities—long-term	261,782
Lease liabilities—total	$287,297

Difference between undiscounted and discounted cash flows	$89,000

Operating lease cost was $3,289 and $3,289, and $0 and $0 for the three and six months ended June 30, 2021 and 2020, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 5, 7, and 11, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

Employment Agreements

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. Mr. Joyce’s compensation was approved by the Reign Resources Corporation Board of Directors on October 6, 2020 and was among conditions of the Share Exchange Agreement that was completed with Sigyn Therapeutics on October 19, 2020. The Company incurred compensation expense of $111,392 and $224,230, and $60,000 and $103,460, and employee benefits of $4,448 and $8,896, and $5,106 and $10,212 for the three and six months ended June 30, 2021 and 2020, respectively.

Sigyn had no employment agreement with its Chief Technology Officer (“CTO”) but Sigyn still incurred compensation on behalf of the CTO. The Company incurred compensation expense of $59,235 and $114,872, and $40,000 and $68,016, and employee benefits of $4,448 and $8,896, and $5,106 and $10,212, for the three and six months ended June 30, 2021 and 2020, respectively.

NOTE 10 – EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

Basic and diluted earnings (loss) per share are the same since net losses for all periods presented and including the additional potential common shares would have an anti-dilutive effect.

The following table sets forth the computation of basic and diluted net income per share:

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020

Net loss attributable to the common stockholders	$(1,111,543)	$(511,578)	$(649,861)	$(260,396)

Basic weighted average outstanding shares of common stock	35,800,266	500,000	36,353,187	500,000
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	35,800,266	500,000	36,353,187	500,000

Loss per share:
Basic and diluted	$(0.03)	$(1.02)	$(0.02)	$(0.52)

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

NOTE 12 – SUBSEQUENT EVENTS

Common Stock

On July 14, 2021, the Company issued a total of 47,000 shares of its restricted common stock valued at $47,000 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry. This issuance was pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

Bonus

On July 21, 2021, as a result of achieving certain milestones, the Board of Directors agreed to pay each of the Company’s CEO and CTO a performance bonus equal to 5% of their annual salary totaling $34,250.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Sigyn Therapeutics, Inc. for the period ended June 30, 2021 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Recent Developments

Common Stock

On July 14, 2021, the Company issued a total of 47,000 shares of its restricted common stock valued at $47,000 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry. This issuance was pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

In April 2021, the Company initiated an offering of up to $1.5 million of the Company’s restricted common shares. The offering allowed for qualified investors to purchase one share of the Company’s common stock $1.25. For each share purchased, the investor received a five-year warrant to purchase one share of common stock at $1.75 per share. On May 10, 2021, the Company closed the offering to investors and subsequently disclosed that it had entered into securities purchase agreements with accredited investors that resulted in the issuance of 1,172,000 shares of common stock and warrants to purchase an aggregate of 1,172,000 shares of the Company’s common stock for total proceeds totaling $1,465,000. No commissions were paid in the offering. This issuance was pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

On April 14, 2021, the Company issued a total of 47,000 shares of its restricted common stock valued at $82,250 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for marketing and to promote brand awareness. This issuance was pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

On January 14, 2021, the Company issued a total of 47,000 shares of its restricted common stock valued at $82,250 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry. This issuance was pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

During the six months ended June 30, 2021 and 2020, the Company issued 1,266,000 shares common shares to third parties for services and cash, and 157,143 common shares to third parties in conjunction with the conversion of convertible promissory debentures, and none, respectively.

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

Previous Noteholder – $110,000

On February 10, 2021, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to a previous noteholder of (i) $110,000 aggregate principal amount of Note due February 11, 2022 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 157,143 shares of the Company’s Common Stock at an exercise price of $1.20 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.70 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On May 10, 2021, the previous noteholder elected to convert the aggregate principal amount of a $110,000 convertible note issued on February 10, 2021 into 157,143 shares of the Company’s common stock.

Previous Noteholder – $55,000

On May 4, 2021, the Company repaid the aggregate principal amount of a $55,000 convertible debenture that was entered into on April 7, 2021 with a previous noteholder. The note was a 10% Original Issue Discount Senior Convertible Debenture (the “Note”) which included a five-year Common Stock Purchase Warrant (“Warrants’) to purchase up to an aggregate of 71,429 shares of the Company’s Common Stock at an exercise price of $1.20 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $50,000 which was issued at a $5,000 original issue discount from the face value of the Note.

Media Advertising Agreement

On May 13, 2021, the Company mutually terminated the Media Relations Agreement (“Media Agreement”) with a third party for marketing and to promote brand awareness that was entered into on February 10, 2021. The Company agreed to pay $25,000 due in cash at the execution of the Media Agreement. No shares were issued in conjunction with the Media Agreement.

Bonus

On July 21, 2021, as a result of achieving certain milestones, the Board of Directors agreed to pay each of the Company’s CEO and CTO a performance bonus equal to 5% of their annual salary totaling $34,250.

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

As of August 10, 2021, we have a total 36,671,656 shares issued and outstanding, of which 11,031,656 shares are held by non-affiliate shareholders.

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

Recent Clinical Disclosures

Since December 1, 2020, we have reported the results from a series of in vitro blood purification studies that have demonstrated the expansive capabilities of Sigyn Therapy to address pathogen sources of inflammation, deadly toxins and relevant inflammatory mediators.

Among the therapeutic targets validated were viral pathogens (including COVID-19), bacterial endotoxin, relevant inflammatory cytokines (Interleukin-1 beta, Interleukin-6 and Tumor Necrosis Factor alpha) and hepatic toxins (ammonia, bilirubin, and bile acid). We also completed a study that modeled our ability to capture CytoVesicles that transport inflammatory cargos throughout the bloodstream.

Contributing to these expansive capabilities is a formulation of adsorbent components that are incorporated within Sigyn Therapy. Our adsorbent formulation provides more than 170,000 square meters of surface area on which to adsorb and remove bloodstream targets. This equates to more than 40 acres of surface adsorption area in each adult version of Sigyn Therapy. To date, we have demonstrated that Sigyn Therapy can addresses inflammatory targets as well as pathogen sources of inflammation whose molecular size can exceed 100 nanometers in size.

On July 29, 2020, we disclosed the completion of our first-in-mammal pilot study that demonstrated the safe administration of Sigyn Therapy during six-hour treatment exposures. In coming months, we plan to continue our collection of animal safety data, which will be included in an Investigational Device Exemption (IDE) that we are drafting for submission to The United States Food and Drug Administration (FDA) to support the potential initiation of human clinical studies. However, there is no assurance that FDA will permit the initiation of our proposed human studies in the United States.

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

Employees

We have 3 full-time employees and no part-time employees as of the date of this filing. We have an employer contribution for healthcare, but we do not provide pension, annuity, insurance, profit sharing, or similar benefit plans; however, we may adopt such plans in the future. To conserve cash and resources, we utilize consultants on an as-needed basis to provide various functions. Additionally, we also contract with clinical and research organizations to support the advancement of Sigyn Therapy.

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

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following discussion represents a comparison of our results of operations for the three months ended June 30, 2021 and 2020. The results of operations for the periods shown in our audited unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended June 30,
	2021	2020

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	441,818	175,911
Other expense	208,043	84,485
Net loss before income taxes and discontinued operations	$(649,861)	$(260,396)

Net Revenues

For the three months ended June 30, 2021 and 2020, we had no revenues.

Cost of Sales

For the three months ended June 30, 2021 and 2020, we had no cost of sales because we had no revenues.

Operating expenses

Operating expenses increased by $265,907, or 151.2%, to $441,818 for three months ended June 30, 2021 from $175,911 for the three months ended June 30, 2020 primarily due to increases in professional fees of $56,092, consulting fees of $45,385, compensation costs of $38,582, research and development costs of $18,350, depreciation and amortization costs of $4,555, investor relations costs of $98,292, operating lease costs of $3,369, and general and administration costs of $1,282, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended June 30, 2021, we had research and development costs of $18,350, and general and administrative expenses of $423,468 primarily due to professional fees of $56,092, compensation costs of $212,419, operating lease costs of $3,823, depreciation and amortization costs of $4,555, investor relations costs of $98,292, consulting fees of $45,385, and general and administration costs of $2,902, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended June 30, 2020, we had general and administrative expenses of $175,911 primarily due to compensation costs of $173,837, rent of $454, and general and administration costs of $1,620, as a result of adding administrative infrastructure for our anticipated business development.

Other (Income) Expense

Other expense for the three months ended June 30, 2021 totaled $208,043 primarily due to interest expense of $185,783 in conjunction with accretion of debt discount and interest expense of $22,260 in conjunction with accretion of original issuance discount, compared to other expense of $84,485 for the three months ended June 30, 2020 primarily due to interest expense of $75,759 in conjunction with accretion of debt discount and interest expense of $8,726 in conjunction with accretion of original issuance discount.

Net loss before income taxes

Net loss before income taxes and discontinued operations for the three months ended June 30, 2021 totaled $649,861 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, consulting fees, and general and administration costs compared to a loss of $260,396 for the three months ended June 30, 2021 primarily due to (increases/decreases) in compensation costs and general and administration costs.

Assets and Liabilities

Assets were $1,992,559 as of June 30, 2021. Assets consisted primarily of cash of $1,059,997, inventories of $586,047, other current assets of $27,370, equipment of $3,752, intangible assets of $7,499, operating lease right-of-use assets of $287,183, and other assets of $20,711. Liabilities were $1,015,422 as of June 30, 2021. Liabilities consisted primarily accounts payable of $40,666, accrued payroll and payroll taxes of $64,727, convertible notes of $621,297, net of $105,203 of unamortized debt discount and debt issuance costs, operating lease liabilities of $287,297, and other current liabilities of $1,435.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following discussion represents a comparison of our results of operations for the six months ended June 30, 2021 and 2020. The results of operations for the periods shown in our audited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Six Months Ended June 30,
	2021	2020

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	843,915	368,890
Other expense	267,628	142,688
Net loss before income taxes and discontinued operations	$(1,111,543)	$(511,578)

Net Revenues

For the six months ended June 30, 2021 and 2020, we had no revenues.

Cost of Sales

For the six months ended June 30, 2021 and 2020, we had no cost of sales because we had no revenues.

Operating expenses

Operating expenses increased by $475,025, or 128.8%, to $843,915 for six months ended June 30, 2021 from $368,890 for the six months ended June 30, 2020 primarily due to increases in professional fees of $64,905, compensation costs of $196,345, research and development costs of $39,622, depreciation and amortization costs of $15,253, investor relations costs of $217,042, operating lease costs of $3,669, and general and administration costs of $2,194, offset primarily by a decrease in consulting fees of $64,005, as a result of adding administrative infrastructure for our anticipated business development.

For the six months ended June 30, 2021, we had research and development costs of $41,600, and general and administrative expenses of $802,315 primarily due to professional fees of $73,976, compensation costs of $410,369, operating lease costs of $4,273, depreciation and amortization costs of $15,253, investor relations costs of $217,042, consulting fees of $75,995, and general and administration costs of $5,407, as a result of adding administrative infrastructure for our anticipated business development.

For the six months ended June 30, 2020, we had marketing expenses of $105, research and development costs of $1,978, and general and administrative expenses of $366,807 primarily due to professional fees of $9,071, compensation costs of $214,024, rent of $604, consulting fees of $140,000, and general and administration costs of $3,108, as a result of adding administrative infrastructure for our anticipated business development.

Other Expense

Other expense for the six months ended June 30, 2021 totaled $267,628 primarily due to interest expense of $236,642 in conjunction with accretion of debt discount and interest expense of $30,986 in conjunction with accretion of original issuance discount, compared to other expense of $142,688 for the six months ended June 30, 2020 primarily due to interest expense of $127,921 in conjunction with accretion of debt discount and interest expense of $14,767 in conjunction with accretion of original issuance discount.

Net loss before income taxes

Net loss before income taxes and discontinued operations for the six months ended June 30, 2021 totaled $1,111,543 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, consulting fees, and general and administration costs compared to a loss of $511,578 for the six months ended June 30, 2021 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, consulting fees, and general and administration costs.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows for the six months ended June 30, 2021 of $975,595 resulting from cash used in operating activities of $681,534 and cash used in investing activities of $2,871, offset partially by cash provided by financing activities of $1,660,000.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended June 30,
	2021	2020

Net cash provided by (used in):
Operating activities	$(681,534)	$(347,089)
Investing activities	(2,871)	(1,299)
Financing activities	1,660,000	450,005
	$975,595	$101,617

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Cash Flows from Operating Activities – For the six months ended June 30, 2021, net cash used in operations was $681,534 compared to net cash used in operations of $347,089 for the six months ended June 30, 2020. Net cash used in operations was primarily due to a net loss of $1,111,543 for six months ended June 30, 2021 and the changes in operating assets and liabilities of $17,374, primarily due to the increase in accounts payable of $24,661, accrued payroll and payroll taxes of $5,020, other current liabilities of $1,026, offset primarily by other current assets of $27,370, and other assets of $20,711. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $847, amortization expense of $14,406, stock issued for services of $164,500, accretion of original issuance costs of $30,986, and accretion of debt discount of $236,644.

For the six months ended June 30, 2020, net cash used in operating activities was $347,089. Net cash used in operations was primarily due to a net loss of $511,578, and the changes in operating assets and liabilities of $21,796, primarily due to the net changes in prepaid expenses of $45,325, accounts payable of $579, accrued payroll and payroll taxes of $67,700. In addition, net cash provided by operating activities was offset primarily by adjustments to reconcile net profit from the accretion of the debt discount of $127,921 and accretion of original issuance costs of $14,772.

Cash Flows from Investing Activities – For the six months ended June 30, 2021, net cash used in investing was $2,871 due to the purchase of property and equipment compared to cash flows from investing activities of $1,299 for the six months ended June 30, 2020 due to the purchase of website development costs.

Cash Flows from Financing Activities – For the six months ended June 30, 2021 and 2020, net cash provided by financing was $1,660,000 due to common stock issued for cash of $1,465,000, proceeds from short term convertible notes of $250,000, and repayment of short term convertible notes of $55,000 compared to cash flows from financing activities of $450,005 for the six months ended June 30, 2020 due to the proceeds from short term convertible notes.

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

The Company has authorized 1,000,000,000 shares of par value $0.0001 common stock, of which 500,000 shares are outstanding at June 30, 2021.

On July 14, 2021, the Company issued a total of 47,000 shares of its common stock valued at $47,000 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry.

On May 10, 2021, Brio Capital elected to convert the aggregate principal amount of a $110,000 convertible note issued on February 10, 2021 into 157,143 shares of the Company’s common stock.

In April 2021, the Company initiated an offering of up to $1.5 million of the Company’s restricted common shares. The offering allowed for qualified investors to purchase one share of the Company’s common stock $1.25. For each share purchased, the investor received a five-year warrant to purchase one share of common stock at $1.75 per share. On May 10, 2021, the Company closed the offering to investors and subsequently disclosed that it had entered into securities purchase agreements with accredited investors that resulted in the issuance of 1,172,000 shares of common stock and warrants to purchase an aggregate of 1,172,000 shares of the Company’s common stock for total proceeds totaling $1,465,000. No commissions were paid in the offering. The issuance was pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

On April 14, 2021, the Company issued a total of 47,000 shares of its restricted common stock valued at $82,250 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry. This issuance was pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

On January 14, 2021, the Company issued a total of 47,000 shares of its restricted common stock valued at $82,250 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry. This issuance was pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

During the six months ended June 30, 2021 and 2020, the Company issued 1,266,000 shares common shares to third parties for services and cash, and 157,143 common shares to third parties in conjunction with the conversion of convertible promissory debentures, and none, respectively.

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

Previous Noteholder – $110,000

On February 10, 2021, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to a previous noteholder of (i) $110,000 aggregate principal amount of Note due February 11, 2022 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 157,143 shares of the Company’s Common Stock at an exercise price of $1.20 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.70 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On May 10, 2021, the previous noteholder elected to convert the aggregate principal amount of a $110,000 convertible note issued on February 10, 2021 into 157,143 shares of the Company’s common stock.

Previous Noteholder – $55,000

On May 4, 2021, the Company repaid the aggregate principal amount of a $55,000 convertible debenture that was entered into on April 7, 2021 with a previous noteholder. The note was a 10% Original Issue Discount Senior Convertible Debenture (the “Note”) which included a five-year Common Stock Purchase Warrant (“Warrants’) to purchase up to an aggregate of 71,429 shares of the Company’s Common Stock at an exercise price of $1.20 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $50,000 which was issued at a $5,000 original issue discount from the face value of the Note.

Employment Agreements

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. Mr. Joyce’s compensation was approved by the Reign Resources Corporation Board of Directors on October 6, 2020 and was among conditions of the Share Exchange Agreement that was completed with Sigyn Therapeutics on October 19, 2020. The Company incurred compensation expense of $111,392 and $224,230, and $60,000 and $103,460, and employee benefits of $4,448 and $8,896, and $5,106 and $10,212 for the three and six months ended June 30, 2021 and 2020, respectively.

Sigyn had no employment agreement with its CTO but Sigyn still incurred compensation on behalf of the CTO. The Company incurred compensation expense of $59,235 and $114,872, and $40,000 and $68,016, and employee benefits of $4,448 and $8,896, and $5,106 and $10,212, for the three and six months ended June 30, 2021 and 2020, respectively.

Media Advertising Agreement

On May 13, 2021, the Company mutually terminated the Media Relations Agreement (“Media Agreement”) with a third party for marketing and to promote brand awareness that was entered into on February 10, 2021. The Company agreed to pay $25,000 due in cash at the execution of the Media Agreement. No shares were issued in conjunction with the Media Agreement.

Bonus

On July 21, 2021, as a result of achieving certain milestones, the Board of Directors agreed to pay each of the Company’s CEO and CTO a performance bonus equal to 5% of their annual salary totaling $34,250.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of our business during the next twelve months.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $2,373,000 at June 30, 2021, had working capital of approximately $920,000 at June 30, 2021 and $76,000 at December 31, 2020, respectively, had a net loss of approximately $650,000 and $1,112,000 for the three and six months ended June 30, 2021, and net cash used in operating activities of approximately $682,000 for the six months ended June 30, 2021, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

Refer to Note 3 in the accompanying notes to the unaudited condensed consolidated financial statements for critical accounting policies.

Recent Accounting Pronouncements

Refer to Note 3 in the accompanying notes to the unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-l5(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Principal Executive and Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Principal Executive and Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of June 30, 2021, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

Despite the material weaknesses reported above, our management believes that our unaudited condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

Management believes that despite our material weaknesses set forth above, our unaudited condensed consolidated financial statements for the six months ended June 30, 2021 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ending June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 14, 2021, the Company issued a total of 47,000 shares of its restricted common stock valued at $47,000 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry. This issuance was pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended June 30, 2021, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 22, 2015 and as currently in effect. (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

3.2*	Bylaws of the Registrant, as currently in effect (Filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.1*+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (Filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.2*+	Employment Agreement, dated April 1, 2015, between the Registrant and Joseph Segelman (Filed as Exhibit 10.2 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.3*+	Employment Agreement, dated April 1, 2015, between the Registrant and Chaya Segelman (Filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.4*+	2015 Equity Incentive Plan, as amended and currently in effect (Filed as Exhibit 10.8 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.5*+	Share Option Agreement, dated May 1, 2015, between the Registrant and Joseph Segelman (Filed as Exhibit 10.5 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.6*	Securities Purchase Agreement dated as of December 23, 2015 by and among the Registrant and the Purchasers defined and identified therein (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.7*	Form of Secured Convertible Note issued under the Securities Purchase Agreement included as Exhibit 10.6 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.8*	Security Agreement dated as December 23, 2015 by and among the Company and the Collateral Agent and Secured Parties defined and identified therein. (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.9*	Corporate Guaranty dated as December 23, 2015 entered into by Australian Sapphire Corporation as guarantor for the benefit of the Collateral Agent and the Lenders defined and identified therein. (Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.10*	Guarantor Security Agreement dated as December 23, 2015 by and among Australian Sapphire Corporation as guarantor and the Collateral Agent and Secured Parties defined and identified therein delivered in connection with the Corporate Guaranty included as Exhibit 10.9. (Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.11*	Personal Guaranty dated as December 23, 2015 entered into by Joseph Segelman as guarantor for the benefit of the Collateral Agent and the Lenders defined and identified therein. (Filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.12*	Form of Common Stock Purchase Warrant issued under the Securities Purchase Agreement included as Exhibit 10.6 (Filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.13*	Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.14*	Assignment and Assumption Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.15*	Bill of Sale under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.16*	Confidentiality and Proprietary Rights Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.17*	Intellectual Property Assignment Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.18*	Securities Purchase Agreement dated as of November 10, 2016 by and among the Registrant and the Purchasers defined and identified therein (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

10.19*	Form of Secured Convertible Note issued under the Securities Purchase Agreement included as Exhibit 10.1 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

10.20*	Form of Common Stock Purchase Warrant issued under the Securities Purchase Agreement included as Exhibit 10.1 (Filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

31.1	Certification by Principal Executive and Financial and Accounting Officer pursuant to Rule 13a-14(a).

32.1	Certification by Principal Executive and Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Reign Resources’ Annual Report on Form 10-K for the year ended December 31, 2016 are formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Shareholders’ Deficit, (iv) the Statements of Cash Flow, and (v) Notes to Financial Statements.

*	Previously filed.

+	Management contract or compensatory plan

All references to Registrant’s Forms 8-K, 10-K and 10-Q include reference to File No. 000-55575

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Sigyn Therapeutics, Inc.
a Delaware corporation

Dated: August 16, 2021	By:	/s/ James Joyce
James Joyce
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive and Financial and Accounting Officer)

