Form 10-Q
period 2021-09-30
Sigyn Therapeutics, Inc.
filed 2021-11-12
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 37,295,803 shares of common stock outstanding.

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

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Sigyn” refers to Sigyn Therapeutics, Inc., a Delaware corporation;
●	“Commission” refers to the Securities and Exchange Commission;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

SIGYN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$502,976	$84,402
Accounts receivable	-	-
Inventories	586,047	586,047
Notes receivable	-	-
Other current assets	27,509	-
Total current assets	1,116,532	670,449

Property and equipment, net	20,654	1,728
Intangible assets, net	6,600	21,905
Operating lease right-of-use assets, net	276,326	-
Other assets	20,711	-
Total assets	$1,440,823	$694,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,874	$16,005
Accrued payroll and payroll taxes	44,434	59,707
Short-term convertible notes payable, less unamortized debt issuance costs of $46,757 and $97,832, respectively	684,743	518,668
Current portion of operating lease liabilities	38,524	-
Other current liabilities	29,209	523
Total current liabilities	829,784	594,903
Long-term liabilities:
Operating lease liabilities net of current portion	252,807	-
Total long-term liabilities	252,807	-
Total liabilities	1,082,591	594,903

Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 36,728,803 and 35,201,513 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3,673	3,520
Additional paid-in-capital	3,393,146	1,356,799
Accumulated deficit	(3,038,587)	(1,261,140)
Total stockholders’ equity	358,232	99,179
Total liabilities and stockholders’ equity	$1,440,823	$694,082

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020

Net revenues	$-	$-	$-	$-

Gross Profit	-	-	-	-

Operating expenses:
Marketing expenses	-	505	-	400
Research and development	91,259	1,978	49,659	-
General and administrative	1,326,019	569,384	523,704	202,577
Total operating expenses	1,417,278	571,867	573,363	202,977
Loss from operations	(1,417,278)	(571,867)	(573,363)	(202,977)

Other expense:
Interest expense	29,095	-	29,095	-
Interest expense - debt discount	286,391	210,836	49,749	82,915
Interest expense - original issuance costs	44,683	24,865	13,697	10,098
Total other expense	360,169	235,701	92,541	93,013

Loss before income taxes	(1,777,447)	(807,568)	(665,904)	(295,990)
Income taxes	-	-	-	-

Net loss	$(1,777,447)	$(807,568)	$(665,904)	$(295,990)

Net loss per share, basic and diluted	$(0.05)	$(1.62)	$(0.02)	$(0.59)

Weighted average number of shares outstanding
Basic and diluted	36,138,191	500,000	36,721,651	500,000

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid	Accumulated	Total Stockholders’ Equity
	Shares	Amount	in Capital	Deficit	(Deficit)
Balance as of December 31, 2019	500,000	$50	$590	$(1,550)	$(910)
Original issue discount issued in conjunction with debt	-	-	172,266	-	172,266
Beneficial conversion feature in conjunction with debt issuance	-	-	129,938	-	129,938
Net loss	-	-	-	(251,182)	(251,182)
Balance as of March 31, 2020	500,000	$50	$302,794	$(252,732)	$50,112

Original issue discount issued in conjunction with debt	-	-	-	-	-
Beneficial conversion feature in conjunction with debt issuance	-	-	21,548	-	21,548
Net loss	-	-	-	(260,396)	(260,396)
Balance as of June 30, 2020	500,000	$50	$324,342	$(513,128)	$(188,736)

Beneficial conversion feature in conjunction with debt issuance	-	-	29,746	-	29,746
Net loss	-	-	-	(295,990)	(295,990)
Balance as of September 30, 2020	500,000	$50	$354,088	$(809,118)	$(454,980)

Balance as of December 31, 2020	35,201,513	$3,520	$1,356,799	$(1,261,140)	$99,179
Common stock issued to third party for services	47,000	5	82,245	-	82,250
Warrants issued to third parties in conjunction with debt issuance	-	-	113,910	-	113,910
Beneficial conversion feature in conjunction with debt issuance	-	-	86,090	-	86,090
Common stock issued in conjunction with cashless exercise of warrants	57,147	6	(6)	-	-
Net loss	-	-	-	(461,682)	(461,682)
Balance as of March 31, 2021	35,305,660	$3,531	$1,639,038	$(1,722,822)	$(80,253)

Common stock issued to third party for services	47,000	4	82,246	-	82,250
Warrants issued to third parties in conjunction with debt issuance	-	-	34,118	-	34,118
Beneficial conversion feature in conjunction with debt issuance	-	-	15,882	-	15,882
Common stock issued for cash	1,172,000	117	1,464,883	-	1,465,000
Common stock issued to third parties in conjunction with conversion of debt	157,143	16	109,984	-	110,000
Net loss	-	-	-	(649,861)	(649,861)
Balance as of June 30, 2021	36,681,803	$3,669	$3,346,151	$(2,372,683)	$977,137

Common stock issued to third party for services	47,000	5	46,995	-	47,000
Net loss	-	-	-	(665,904)	(665,904)
Balance as of September 30, 2021	36,728,803	$3,673	$3,393,146	$(3,038,587)	$358,232

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(1,777,447)	$(807,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,279	-
Amortization expense	15,305	600
Stock issued for services	211,500	-
Accretion of debt discount	286,391	210,836
Accretion of original issuance costs	44,683	24,875
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Other current assets	(27,509)	-
Other assets	(20,711)	-
Accounts payable	16,869	180
Accrued payroll and payroll taxes	(15,273)	22,021
Other current liabilities	43,692	-
Net cash used in operating activities	(1,221,221)	(549,056)

Cash flows from investing activities:
Purchase of property and equipment	(20,205)	-
Website development costs	-	(10,799)
Net cash used in investing activities	(20,205)	(10,799)

Cash flows from financing activities:
Proceeds from short-term convertible notes	250,000	925,000
Repayment of short-term convertible notes	(55,000)	-
Common stock issued for cash	1,465,000	-
Net cash provided by financing activities	1,660,000	925,000

Net increase in cash	418,574	365,145

Cash at beginning of period	84,402	-
Cash at end of period	$502,976	$365,145

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature in conjunction with debt issuance	$101,972	$-
Warrants issued to third parties in conjunction with debt issuance	$148,028	$223,560
Original issue discount issued in conjunction with debt	$30,000	$85,500
Common stock issued to third parties in conjunction with conversion of debt	$110,000	$-
Issuance of common stock in conjunction with cashless exercise of warrants	$6	$-

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

As of November 12, 2021, we have a total 37,295,803 shares issued and outstanding, of which 11,655,083 shares are held by non-affiliate shareholders.

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

Since January 1, 2020, we have raised a total of $2,840,010 through the sale of Common Shares of $1,865,000 and convertible promissory debentures of $975, 010 in transactions exempt from registration under section 4(a)(2) of the Securities Act.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $3,039,000 at September 30, 2021, had working capital of $287,000 at September 30, 2021 and $76,000 at December 31, 2020, respectively, had a net loss of $666,000 and $1,777,000 for the three and nine months ended September 30, 2021, and net cash used in operating activities of $1,221,000 for the nine months ended September 30, 2021, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to expand its research and development activities, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a private offering or an asset sale transaction. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While management believes in the viability of its strategy to generate revenues and in its ability to raise additional funds or transact an asset sale, there can be no assurances to that effect or on terms acceptable to the Company. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

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

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the unaudited condensed consolidated financial statements. The more significant estimates and assumptions by management include among others: realizability of inventory, common stock valuation, and the recoverability of intangibles. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Cash

The Company’s cash is held in bank accounts in the United States and is insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 for all single accounts owned by the same person at the same bank. The Company has not experienced any cash losses.

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

Advertising and Marketing Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. The Company had no advertising expenses for the three and nine months ended September 30, 2021, respectively, and had $400 and $505 for the three and nine months ended September 30, 2020, respectively.

Inventories

In conjunction with the October 19, 2020 Share Exchange Agreement, the Company kept the gem inventory of Reign Resources Corporation. Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of September 30, 2021 and December 31, 2020, the Company carried primarily loose sapphire jewels, jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of September 30, 2021. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time. The estimated fair value per management’s internal assessment is greater than the cost, therefore, there is no indicator of impairment as of September 30, 2021.

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

Assignment of Patent

On January 8, 2020, James Joyce, the Company’s CEO and Craig Roberts, the Company’s CTO, assigned to the Company the rights to patent 62/881,740 pertaining to the devices, systems and methods for the broad-spectrum reduction of pro-inflammatory cytokines in blood in exchange for founder’s shares.

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

Our impairment analysis requires management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. As of September 30, 2021 and December 31, 2020, the Company had not experienced impairment losses on its long-lived assets.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2021 and December 31, 2020, the fair value of cash, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

There were no potential dilutive securities outstanding for the three and nine months ended September 30, 2021 and 2020.

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

Non-Employee Stock Based Compensation

In accordance with ASC 505, Equity Based Payments to Non-Employees, issuances of the Company’s common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. Although situations may arise in which counter performance may be required over a period of time, the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instruments fully vested on the date of agreement, the Company determines such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying statement of operations over the contract period. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	Estimated Life	September 30, 2021	December 31, 2020

Office equipment	5 years	$22,279	$2,074
Accumulated depreciation		(1,625)	(346)
		$20,654	$1,728

Depreciation expense was $432 and $1,279 and $0 and $0 for the three and nine months ended September 30, 2021 and 2020, respectively, and is classified in general and administrative expenses in the condensed consolidated Statements of Operations.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Estimated life	September 30, 2021	December 31, 2020
Trademarks	3 years	$22,061	$22,061
Website	3 years	10,799	10,799
Accumulated amortization		(26,260)	(10,955)
		$6,600	$21,905

As of September 30, 2021, estimated future amortization expenses related to intangible assets were as follows:

Intangible Assets
2021 (remaining 3 months)	$900
2022	3,600
2023	2,100
$6,600

The Company had amortization expense of $900 and $15,305 and $360 and $600 for the three and nine months ended September 30, 2021 and 2020, respectively.

On January 8, 2020, James Joyce, the Company’s CEO and Craig Roberts, the Company’s CTO, assigned to the Company the rights to patent 62/881,740 pertaining to the devices, systems and methods for the broad-spectrum reduction of pro-inflammatory cytokines in blood in exchange for founder’s shares.

NOTE 6 – CONVERTIBLE PROMISSORY DEBENTURES

Convertible notes payable consisted of the following:

	September 30, 2021	December 31, 2020

February 10, 2021 ($110,000) – 0% interest per annum outstanding principal and interest due February 10, 2022	$110,000	$-
January 28, 2020 ($385,000) – 8% interest per annum outstanding principal and interest due October 20, 2021	385,000	385,000
June 23, 2020 ($55,000) – 0% interest per annum outstanding principal and interest due October 20, 2021	55,000	50,000
September 17, 2020 ($181,500) – 0% interest per annum outstanding principal and interest due October 20, 2021	181,500	181,500

Total convertible notes payable	731,500	616,500
Original issue discount	(4,984)	(19,667)
Debt discount	(41,773)	(78,165)

Total convertible notes payable	$684,743	$518,668

Principal payments on convertible promissory debentures are due as follows:

Year ending December 31,
2021 (remaining 3 months)	$609,827
2022	74,916
$684,743

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

On October 25, 2021, Osher elected to convert the aggregate principal amount of the Note, $110,000, into 157,143 common shares (see Note 12).

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

The Company and Osher amended the convertible debt agreement as follow on October 20, 2020:

●	The parties amended the Warrants dated January 28, 2020, for the number of warrant shares from 80,209 warrant shares to 4,113,083 warrant shares at an exercise price of $0.14 per share.
●	The parties amended the Note to provide for interest at 8% per annum.
●	The parties amended the Note for the maturity date from June 23, 2021 to October 20, 2021.

On October 22, 2021, the Company and Osher amended convertible debt agreements as follows (see Note 12):

●	The parties amended the October 20, 2020 Notes for the maturity date from October 20, 2021 to October 20, 2022.
●	The parties amended the October 20, 2020 Notes for the aggregate principal amount and accrued interest from $652,300 to $717,530 which is issued at a $65,230 original issue discount from the face value of the October 20, 2020 Notes now due October 20, 2022.
●	In exchange for the extension of the Note, the Company issued Osher five-year warrants to purchase an aggregate of 450,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

On October 28, 2021, Osher elected to convert $16,714 of the aggregate principal amount of the Note of $385,000, into 42,857 common shares (see Note 12).

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

The Company and Osher amended the convertible debt agreement as follow on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $50,000 to $55,000. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $50,005 which was issued at an amended $4,995 original issue discount from the face value of the Note.
●	The parties amended the Warrants dated June 23, 2020, for the number of warrant shares from 10,000 warrant shares to 141,020 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from June 23, 2021 to October 20, 2021.

On October 22, 2021, the Company and Osher amended convertible debt agreements as follows (see Note 12):

●	The parties amended the October 20, 2020 Notes for the maturity date from October 20, 2021 to October 20, 2022.
●	The parties amended the October 20, 2020 Notes for the aggregate principal amount and accrued interest from $652,300 to $717,530 which is issued at a $65,230 original issue discount from the face value of the October 20, 2020 Notes now due October 20, 2022.
●	In exchange for the extension of the Note, the Company issued Osher five-year warrants to purchase an aggregate of 450,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

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

The Company and Osher amended the convertible debt agreement as follow on October 20, 2020:

●	The parties amended the Warrants dated September 17, 2020, for the number of warrant shares from 8,250 warrant shares to 465,366 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from September 30, 2021 to October 20, 2021.

On October 22, 2021, the Company and Osher amended convertible debt agreements as follows (see Note 12):

●	The parties amended the October 20, 2020 Notes for the maturity date from October 20, 2021 to October 20, 2022.
●	The parties amended the October 20, 2020 Notes for the aggregate principal amount and accrued interest from $652,300 to $717,530 which is issued at a $65,230 original issue discount from the face value of the October 20, 2020 Notes now due October 20, 2022.
●	In exchange for the extension of the Note, the Company issued Osher five-year warrants to purchase an aggregate of 450,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

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

On February 19, 2021, the previous noteholder exercised the warrants pursuant to the cashless exercise provision of the warrant agreement into 57,147 common shares. The common shares have not been issued as of November 10, 2021.

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

NOTE 7 – STOCKHOLDERS’ Equity

The Company issued 500,000 restricted common shares to founder’s, valued at $50 (based on the par value on the date of grant) in exchange for patient rights. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

The Company has authorized 1,000,000,000 shares of par value $0.0001 common stock, of which 500,000 shares are outstanding at December 31, 2020.

On January 14, 2021, the Company issued a total of 47,000 shares of its restricted common stock valued at $82,250 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry. This issuance was pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

On February 19, 2021, a previous noteholder exercised warrants pursuant to the cashless exercise provision of the warrant agreement into 57,147 common shares. The common shares have not been issued as of November 10, 2021 (see Note 6).

On April 14, 2021, the Company issued a total of 47,000 shares of its restricted common stock valued at $82,250 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry. This issuance was pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

In April 2021, the Company initiated a private placement of up to $1.5 million of the Company’s restricted common shares. The offering allowed for qualified investors to purchase one share of the Company’s common stock $1.25. For each share purchased, the qualified investors received a five-year warrant to purchase one share of common stock at $1.75 per share. On May 10, 2021, the Company closed the offering to investors and subsequently disclosed that it had entered into securities purchase agreements with accredited investors that resulted in the issuance of 1,172,000 shares of common stock and warrants to purchase an aggregate of 1,172,000 shares of the Company’s common stock for total proceeds totaling $1,465,000. No commissions were paid in the offering. This issuance was pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

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

During the nine months ended September 30, 2021, the Company issued 1,313,000 shares common shares to third parties for services and cash and 157,143 common shares to third parties in conjunction with the conversion of convertible promissory debentures (see Note 6).

NOTE 8 – OPERATING LEASES

The Company adopted ASC 842 as of December 31, 2019. The Company has an operating lease for the Company’s corporate office and accounts for this lease in accordance with ASC 842. Adoption of the standard resulted in the initial recognition of operating lease ROU asset of $290,827 and operating lease liability of $290,827 as of June 15, 2021.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Nine Months ended September 30,		Three Months ended September 30,
	2021	2020	2021	2020
Operating lease expense	$24,094	$-	$18,070	$-
Short term lease cost	$-	$-	$-	$-
Total lease expense	$24,094	$-	$18,070	$-

In accordance with ASC 842, other information related to leases was as follows:

Nine Months ended September 30,	2021	2020
Operating cash flows from operating leases	$9,131	$-
Cash paid for amounts included in the measurement of lease liabilities	$9,131	$-

Weighted-average remaining lease term—operating leases	4.92 years	-
Weighted-average discount rate—operating leases	10%	-

In accordance with ASC 842, maturities of operating lease liabilities as of September 30, 2021 were as follows:

Year ending:	Operating Lease
2021 (remaining three months)	$11,911
2022	72,714
2023	74,895
2024	77,142
2025	79,456
Thereafter	54,225
Total undiscounted cash flows	$370,342

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	4.92 years
Weighted-average discount rate	10%
Present values	$291,331

Lease liabilities—current	38,524
Lease liabilities—long-term	252,807
Lease liabilities—total	$291,331

Difference between undiscounted and discounted cash flows	$79,011

Operating lease cost was $18,070 and $24,094, and $0 and $0 for the three and nine months ended September 30, 2021 and 2020, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 5, 7, and 11, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

Employment Agreements

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. Mr. Joyce’s compensation was approved by the Reign Resources Corporation Board of Directors on October 6, 2020 and was among conditions of the Share Exchange Agreement that was completed with Sigyn Therapeutics on October 19, 2020. The Company incurred compensation expense of $112,500 and $337,500, and $91,800 and $195,260, and employee benefits of 10,104 and $19,000, and $5,106 and $15,318 for the three and nine months ended September 30, 2021 and 2020, respectively.

Sigyn had no employment agreement with its Chief Technology Officer (“CTO”) but Sigyn still incurred compensation on behalf of the CTO. The Company incurred compensation expense of $60,000 and $180,000, and $65,000 and $133,016, and employee benefits of $3,261 and $12,157, and $5,106 and $15,318, for the three and nine months ended September 30, 2021 and 2020, respectively.

Bonus

On July 21, 2021, as a result of achieving certain milestones, the Board of Directors agreed to pay each of the Company’s CEO and CTO a performance bonus equal to 5% of their annual salary totaling $34,750.

NOTE 10 – EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

Basic and diluted earnings (loss) per share are the same since net losses for all periods presented and including the additional potential common shares would have an anti-dilutive effect.

The following table sets forth the computation of basic and diluted net income per share:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020

Net loss attributable to the common stockholders	$(1,777,447)	$(807,568)	$(665,904)	$(295,990)

Basic weighted average outstanding shares of common stock	36,138,191	500,000	36,721,651	500,000
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	36,138,191	500,000	36,721,651	500,000

Loss per share:
Basic and diluted	$(0.05)	$(1.62)	$(0.02)	$(0.59)

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

NOTE 12 – SUBSEQUENT EVENTS

Convertible Promissory Debenture

On October 28, 2021, Osher elected to convert $16,714 of the aggregate principal amount of the Note of $385,000, into 42,857 common shares.

On October 25, 2021, Osher elected to convert the aggregate principal amount of the Note, $110,000, into 157,143 common shares.

On October 22, 2021, the Company and Osher amended convertible debt agreements as follows:

●	The parties amended the October 20, 2020 Notes for the maturity date from October 20, 2021 to October 20, 2022.
●	The parties amended the October 20, 2020 Notes for the aggregate principal amount and accrued interest from $652,300 to $717,530 which is issued at a $65,230 original issue discount from the face value of the October 20, 2020 Notes now due October 20, 2022.
●	In exchange for the extension of the Note, the Company issued Osher five-year warrants to purchase an aggregate of 450,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

Common Stock

On November 3, 2021, the Company entered into a three-month Advertising and Marketing Consulting Agreement (“Agreement”) with a third party. The Company agreed to pay $20,000 per month and issue 15,000 shares of the Company’s common stock on the 60th day of the term of the Agreement. This issuance will be pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

On October 20, 2021, the entered into a securities purchase agreement with an accredited investor that resulted in the issuance of 320,000 shares of common stock and warrants to purchase an aggregate of 320,000 shares of the Company’s common stock for total proceeds totaling $400,000. The offering allowed for qualified investors to purchase one share of the Company’s common stock at $1.25. For each share purchased, the investor received a five-year warrant to purchase one share of common stock at $1.25 per share. No commissions were paid in the offering. This issuance was pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

On October 14, 2021, the Company issued a total of 47,000 shares of its restricted common stock valued at $37,600 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry. This issuance was pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Sigyn Therapeutics, Inc. for the period ended September 30, 2021 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Recent Developments

Common Stock

On November 3, 2021, the Company entered into a three-month Advertising and Marketing Consulting Agreement (“Agreement”) with a third party. The Company agreed to pay $20,000 per month and issue 15,000 shares of the Company’s common stock on the 60th day of the term of the Agreement. This issuance will be pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

On October 28, 2021, Osher elected to convert $16,714 of the aggregate principal amount of the Note of $385,000, into 42,857 common shares.

On October 25, 2021, Osher elected to convert the aggregate principal amount of the Note, $110,000, into 157,143 common shares.

On October 20, 2021, the entered into a securities purchase agreement with an accredited investor that resulted in the issuance of 320,000 shares of common stock and warrants to purchase an aggregate of 320,000 shares of the Company’s common stock for total proceeds totaling $400,000. The offering allowed for qualified investors to purchase one share of the Company’s common stock at $1.25. For each share purchased, the investor received a five-year warrant to purchase one share of common stock at $1.25 per share. No commissions were paid in the offering. This issuance was pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

On October 14, 2021, the Company issued a total of 47,000 shares of its restricted common stock valued at $37,600 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry. This issuance was pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

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

On February 19, 2021, a previous noteholder exercised warrants pursuant to the cashless exercise provision of the warrant agreement into 57,147 common shares. The common shares have not been issued as of November 10, 2021.

On January 14, 2021, the Company issued a total of 47,000 shares of its restricted common stock valued at $82,250 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry. This issuance was pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

During the nine months ended September 30, 2021 and 2020, the Company issued 1,313,000 shares common shares to third parties for services and cash, 157,143 common shares to third parties in conjunction with the conversion of convertible promissory debentures, and 57,147 common shares to a third party with the exercise of warrants.

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

On October 25, 2021, Osher elected to convert the aggregate principal amount of the Note, $110,000, into 157,143 common shares.

Osher – $457,380

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

The Company and Osher amended the convertible debt agreement as follow on October 20, 2020:

●	The parties amended the Warrants dated January 28, 2020, for the number of warrant shares from 80,209 warrant shares to 4,113,083 warrant shares at an exercise price of $0.14 per share.
●	The parties amended the Note for the maturity date from June 23, 2021 to October 20, 2021.

On October 22, 2021, the Company and Osher amended convertible debt agreements as follows:

●	The parties amended the October 20, 2020 Notes for the maturity date from October 20, 2021 to October 20, 2022.
●	The parties amended the October 20, 2020 Notes for the aggregate principal amount and accrued interest from $652,300 to $717,530 which is issued at a $65,230 original issue discount from the face value of the October 20, 2020 Notes now due October 20, 2022.
●	In exchange for the extension of the Note, the Company issued Osher five-year warrants to purchase an aggregate of 450,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

On October 28, 2021, Osher elected to convert $16,714 of the aggregate principal amount of the Note of $385,000, into 42,857 common shares.

Osher – $60,500

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

The Company and Osher amended the convertible debt agreement as follow on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $50,000 to $55,000. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $50,005 which was issued at an amended $4,995 original issue discount from the face value of the Note.
●	The parties amended the Warrants dated June 23, 2020, for the number of warrant shares from 10,000 warrant shares to 141,020 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from June 23, 2021 to October 20, 2021.

On October 22, 2021, the Company and Osher amended convertible debt agreements as follows:

●	The parties amended the October 20, 2020 Notes for the maturity date from October 20, 2021 to October 20, 2022.
●	The parties amended the October 20, 2020 Notes for the aggregate principal amount and accrued interest from $652,300 to $717,530 which is issued at a $65,230 original issue discount from the face value of the October 20, 2020 Notes now due October 20, 2022.
●	In exchange for the extension of the Note, the Company issued Osher five-year warrants to purchase an aggregate of 450,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

Osher – $199,650

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

The Company and Osher amended the convertible debt agreement as follow on October 20, 2020:

●	The parties amended the Warrants dated September 17, 2020, for the number of warrant shares from 8,250 warrant shares to 465,366 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from September 30, 2021 to October 20, 2021.

On October 22, 2021, the Company and Osher amended convertible debt agreements as follows:

●	The parties amended the October 20, 2020 Notes for the maturity date from October 20, 2021 to October 20, 2022.
●	The parties amended the October 20, 2020 Notes for the aggregate principal amount and accrued interest from $652,300 to $717,530 which is issued at a $65,230 original issue discount from the face value of the October 20, 2020 Notes now due October 20, 2022.
●	In exchange for the extension of the Note, the Company issued Osher five-year warrants to purchase an aggregate of 450,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

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

On February 19, 2021, the previous noteholder exercised the warrants pursuant to the cashless exercise provision of the warrant agreement into 57,147 common shares. The common shares have not been issued as of November 10, 2021.

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

Bonus

On July 21, 2021, as a result of achieving certain milestones, the Board of Directors agreed to pay each of the Company’s CEO and CTO a performance bonus equal to 5% of their annual salary totaling $34,750.

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

As of November 10, 2021, we have a total 37,295,803 shares issued and outstanding, of which 11,135,803 shares are held by non-affiliate shareholders.

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

EXTRA-LUMEN ADSORPTION OF VIRAL PATHOGENS FROM BLOOD
U.S. Patent Application No.: 63/177,520; Filing Date: 2021-04-21
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

Employees

We have 4 full-time employees and no part-time employees as of the date of this filing. We have an employer contribution for healthcare, but we do not provide pension, annuity, insurance, profit sharing, or similar benefit plans; however, we may adopt such plans in the future. To conserve cash and resources, we utilize consultants on an as-needed basis to provide various functions. Additionally, we also contract with clinical and research organizations to support the advancement of Sigyn Therapy.

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

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following discussion represents a comparison of our results of operations for the three months ended September 30, 2021 and 2020. The results of operations for the periods shown in our audited unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended September 30,
	2021	2020

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	573,363	202,977
Other expense	92,541	93,013
Net loss before income taxes and discontinued operations	$(665,904)	$(295,990)

Net Revenues

For the three months ended September 30, 2021 and 2020, we had no revenues.

Cost of Sales

For the three months ended September 30, 2021 and 2020, we had no cost of sales because we had no revenues.

Operating expenses

Operating expenses increased by $370,386, or 182.5%, to $573,363 for three months ended September 30, 2021 from $202,977 for the three months ended September 30, 2020 primarily due to increases in consulting fees of $81,823, compensation costs of $146,088, research and development costs of $49,659, depreciation and amortization costs of $732, investor relations costs of $69,309, operating lease costs of $23,957, and general and administration costs of $5,256, offset partially by decreases in professional fees of $6,038 and marketing expenses of $400, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended September 30, 2021, we had research and development costs of $49,659, and general and administrative expenses of $523,704 primarily due to professional fees of $24,301, compensation costs of $315,165, operating lease costs of $24,412, depreciation and amortization costs of $1,332, investor relations costs of $69,309, consulting fees of $81,823, and general and administration costs of $7,362, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended September 30, 2020, we had marketing expenses of $400 and general and administrative expenses of $202,577 primarily due to compensation costs of $169,077, professional fees of $30,339, amortization costs of $600, rent of $455, travel costs of $438, and general and administration costs of $1,668, as a result of adding administrative infrastructure for our anticipated business development.

Other (Income) Expense

Other expense for the three months ended September 30, 2021 totaled $92,541 primarily due to interest expense of $29,095, interest expense of $49,749 in conjunction with accretion of debt discount and interest expense of $13,697 in conjunction with accretion of original issuance discount, compared to other expense of $93,013 for the three months ended September 30, 2020 primarily due to interest expense of $82,915 in conjunction with accretion of debt discount and interest expense of $10,098 in conjunction with accretion of original issuance discount.

Net loss before income taxes

Net loss before income taxes and discontinued operations for the three months ended September 30, 2021 totaled $665,904 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, consulting fees, and general and administration costs compared to a loss of $295,990 for the three months ended September 30, 2020 primarily due to (increases/decreases) in compensation costs and general and administration costs.

Assets and Liabilities

Assets were $1,440,823 as of September 30, 2021. Assets consisted primarily of cash of $502,976, inventories of $586,047, other current assets of $27,509, property and equipment of $20,654, intangible assets of $6,600, operating lease right-of-use assets of $276,326, and other assets of $20,711. Liabilities were $1,082,591 as of September 30, 2021. Liabilities consisted primarily accounts payable of $32,874, accrued payroll and payroll taxes of $44,434, convertible notes of $684,743, net of $46,757 of unamortized debt discount and debt issuance costs, operating lease liabilities of $291,331, and other current liabilities of $29,209.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following discussion represents a comparison of our results of operations for the nine months ended September 30, 2021 and 2020. The results of operations for the periods shown in our audited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Nine Months Ended September 30,
	2021	2020

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	1,417,278	571,867
Other expense	360,169	235,701
Net loss before income taxes and discontinued operations	$(1,777,447)	$(807,568)

Net Revenues

For the nine months ended September 30, 2021 and 2020, we had no revenues.

Cost of Sales

For the nine months ended September 30, 2021 and 2020, we had no cost of sales because we had no revenues.

Operating expenses

Operating expenses increased by $845,411, or 147.8%, to $1,417,278 for nine months ended September 30, 2021 from $571,867 for the nine months ended September 30, 2020 primarily due to increases in professional fees of $58,867, compensation costs of $342,242, consulting fees of $17,818, research and development costs of $89,281, depreciation and amortization costs of $15,986, investor relations costs of $286,351, operating lease costs of $27,626, and general and administration costs of $8,351, offset primarily by a decrease in travel costs of $606 and marketing expenses of $505, as a result of adding administrative infrastructure for our anticipated business development.

For the nine months ended September 30, 2021, we had research and development costs of $91,259, and general and administrative expenses of $1,326,019 primarily due to professional fees of $98,277, compensation costs of $725,343, operating lease costs of $28,685, depreciation and amortization costs of $16,586, investor relations costs of $286,351, consulting fees of $157,818, and general and administration costs of $12,723, as a result of adding administrative infrastructure for our anticipated business development.

For the nine months ended September 30, 2020, we had marketing expenses of $505, research and development costs of $1,978, and general and administrative expenses of $569,384 primarily due to professional fees of $39,410, compensation costs of $383,101, rent of $1,059, consulting fees of $140,000, amortization costs of $600, and general and administration costs of $5,214, as a result of adding administrative infrastructure for our anticipated business development.

Other Expense

Other expense for the nine months ended September 30, 2021 totaled $360,169 primarily due to interest expense of $29,095, interest expense of $286,391 in conjunction with accretion of debt discount and interest expense of $44,683 in conjunction with accretion of original issuance discount, compared to other expense of $235,701 for the nine months ended September 30, 2020 primarily due to interest expense of $210,836 in conjunction with accretion of debt discount and interest expense of $24,865 in conjunction with accretion of original issuance discount.

Net loss before income taxes

Net loss before income taxes and discontinued operations for the nine months ended September 30, 2021 totaled $1,777,447 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, consulting fees, and general and administration costs compared to a loss of $807,568 for the nine months ended September 30, 2021 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, consulting fees, and general and administration costs.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows for the nine months ended September 30, 2021 of $418,574 resulting from cash used in operating activities of $1,221,221 and cash used in investing activities of $20,205, offset partially by cash provided by financing activities of $1,660,000.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended September 30,
	2021	2020

Net cash provided by (used in):
Operating activities	$(1,221,221)	$(549,056)
Investing activities	(220,205)	(10,799)
Financing activities	1,660,000	925,000
	$418,574	$365,145

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Cash Flows from Operating Activities – For the nine months ended September 30, 2021, net cash used in operations was $1,221,221 compared to net cash used in operations of $549,056 for the nine months ended September 30, 2020. Net cash used in operations was primarily due to a net loss of $1,777,447 for nine months ended September 30, 2021 and the changes in operating assets and liabilities of $2,932, primarily due to the increase in accounts payable of $16,869 and other current liabilities of $43,692, offset primarily by other current assets of $27,509, other assets of $20,711, and accrued payroll and payroll taxes of $15,273. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $1,279, amortization expense of $15,305, stock issued for services of $211,500, accretion of original issuance costs of $44,683, and accretion of debt discount of $286,391.

For the nine months ended September 30, 2020, net cash used in operating activities was $549,056. Net cash used in operations was primarily due to a net loss of $807,568, and the changes in operating assets and liabilities of $22,201, primarily due to the net changes in accounts payable of $180 and accrued payroll and payroll taxes of $22,021. In addition, net cash provided by operating activities was offset primarily by adjustments to reconcile net profit from the accretion of the debt discount of $210,836, accretion of original issuance costs of $24,875, and amortization expense of $600.

Cash Flows from Investing Activities – For the nine months ended September 30, 2021, net cash used in investing was $20,205 due to the purchase of property and equipment compared to cash flows from investing activities of $10,799 for the nine months ended September 30, 2020 due to the purchase of website development costs.

Cash Flows from Financing Activities – For the nine months ended September 30, 2021 and 2020, net cash provided by financing was $1,660,000 due to common stock issued for cash of $1,465,000, proceeds from short term convertible notes of $250,000, and repayment of short-term convertible notes of $55,000 compared to cash flows from financing activities of $925,000 for the nine months ended September 30, 2020 due to the proceeds from short term convertible notes.

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

Common Stock

The Company issued 500,000 restricted common shares to founders, valued at $50 (based on the par value on the date of grant) in exchange for patent rights. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

The Company has authorized 1,000,000,000 shares of par value $0.0001 common stock, of which 500,000 shares are outstanding at December 31, 2020.

On November 3, 2021, the Company entered into a three-month Advertising and Marketing Consulting Agreement (“Agreement”) with a third party. The Company agreed to pay $20,000 per month and issue 15,000 shares of the Company’s common stock on the 60th day of the term of the Agreement. This issuance will be pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

On October 28, 2021, Osher elected to convert $16,714 of the aggregate principal amount of the Note of $385,000, into 42,857 common shares.

On October 25, 2021, Osher elected to convert the aggregate principal amount of the Note, $110,000, into 157,143 common shares.

On October 20, 2021, the entered into a securities purchase agreement with an accredited investor that resulted in the issuance of 320,000 shares of common stock and warrants to purchase an aggregate of 320,000 shares of the Company’s common stock for total proceeds totaling $400,000. The offering allowed for qualified investors to purchase one share of the Company’s common stock at $1.25. For each share purchased, the investor received a five-year warrant to purchase one share of common stock at $1.25 per share. No commissions were paid in the offering. This issuance was pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

On October 14, 2021, the Company issued a total of 47,000 shares of its common stock valued at $37,600 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry.

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

On February 19, 2021, a previous noteholder exercised the warrants pursuant to the cashless exercise provision of the warrant agreement into 57,147 common shares. The common shares have not been issued as of November 10, 2021.

On January 14, 2021, the Company issued a total of 47,000 shares of its restricted common stock valued at $82,250 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry. This issuance was pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

During the nine months ended September 30, 2021 and 2020, the Company issued 1,266,000 shares common shares to third parties for services and cash, 157,143 common shares to third parties in conjunction with the conversion of convertible promissory debentures, and 57,147 common shares to a third party with the exercise of warrants.

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

On October 25, 2021, Osher elected to convert the aggregate principal amount of the Note, $110,000, into 157,143 common shares.

Osher – $457,380

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

The Company and Osher amended the convertible debt agreement as follow on October 20, 2020:

●	The parties amended the Warrants dated January 28, 2020, for the number of warrant shares from 80,209 warrant shares to 4,113,083 warrant shares at an exercise price of $0.14 per share.
●	The parties amended the Note for the maturity date from June 23, 2021 to October 20, 2021.

On October 22, 2021, the Company and Osher amended convertible debt agreements as follows:

●	The parties amended the October 20, 2020 Notes for the maturity date from October 20, 2021 to October 20, 2022.
●	The parties amended the October 20, 2020 Notes for the aggregate principal amount and accrued interest from $652,300 to $717,530 which is issued at a $65,230 original issue discount from the face value of the October 20, 2020 Notes now due October 20, 2022.
●	In exchange for the extension of the Note, the Company issued Osher five-year warrants to purchase an aggregate of 450,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

On October 28, 2021, Osher elected to convert $16,714 of the aggregate principal amount of the Note of $385,000, into 42,857 common shares.

Osher – $60,500

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

The Company and Osher amended the convertible debt agreement as follow on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $50,000 to $55,000. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $50,005 which was issued at an amended $4,995 original issue discount from the face value of the Note.
●	The parties amended the Warrants dated June 23, 2020, for the number of warrant shares from 10,000 warrant shares to 141,020 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from June 23, 2021 to October 20, 2021.

On October 22, 2021, the Company and Osher amended convertible debt agreements as follows:

●	The parties amended the October 20, 2020 Notes for the maturity date from October 20, 2021 to October 20, 2022.
●	The parties amended the October 20, 2020 Notes for the aggregate principal amount and accrued interest from $652,300 to $717,530 which is issued at a $65,230 original issue discount from the face value of the October 20, 2020 Notes now due October 20, 2022.
●	In exchange for the extension of the Note, the Company issued Osher five-year warrants to purchase an aggregate of 450,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

Osher – $199,650

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

The Company and Osher amended the convertible debt agreement as follow on October 20, 2020:

●	The parties amended the Warrants dated September 17, 2020, for the number of warrant shares from 8,250 warrant shares to 465,366 warrant shares at an exercise price of $0.59 per share.
●	The parties amended the Note for the maturity date from September 30, 2021 to October 20, 2021.

On October 22, 2021, the Company and Osher amended convertible debt agreements as follows:

●	The parties amended the October 20, 2020 Notes for the maturity date from October 20, 2021 to October 20, 2022.
●	The parties amended the October 20, 2020 Notes for the aggregate principal amount and accrued interest from $652,300 to $717,530 which is issued at a $65,230 original issue discount from the face value of the October 20, 2020 Notes now due October 20, 2022.
●	In exchange for the extension of the Note, the Company issued Osher five-year warrants to purchase an aggregate of 450,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

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

On February 19, 2021, the previous noteholder exercised the warrants pursuant to the cashless exercise provision of the warrant agreement into 57,147 common shares. The common shares have not been issued as of November 10, 2021.

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

Employment Agreements

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. Mr. Joyce’s compensation was approved by the Reign Resources Corporation Board of Directors on October 6, 2020 and was among conditions of the Share Exchange Agreement that was completed with Sigyn Therapeutics on October 19, 2020. The Company incurred compensation expense of $112,500 and $337,500, and $91,800 and $195,260, and employee benefits of 10,104 and $19,000, and $5,106 and $15,318 for the three and nine months ended September 30, 2021 and 2020, respectively.

Sigyn had no employment agreement with its CTO but Sigyn still incurred compensation on behalf of the CTO. The Company incurred compensation expense of $60,000 and $180,000, and $65,000 and $133,016, and employee benefits of $3,261 and $12,157, and $5,106 and $15,318, for the three and nine months ended September 30, 2021 and 2020, respectively.

Media Advertising Agreement

On May 13, 2021, the Company mutually terminated the Media Relations Agreement (“Media Agreement”) with a third party for marketing and to promote brand awareness that was entered into on February 10, 2021. The Company agreed to pay $25,000 due in cash at the execution of the Media Agreement. No shares were issued in conjunction with the Media Agreement.

Bonus

On July 21, 2021, as a result of achieving certain milestones, the Board of Directors agreed to pay each of the Company’s CEO and CTO a performance bonus equal to 5% of their annual salary totaling $34,750.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of our business during the next twelve months.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $3,039,000 at September 30, 2021, had working capital of approximately $287,000 at September 30, 2021 and $76,000 at December 31, 2020, respectively, had a net loss of approximately $666,000 and $1,777,000 for the three and nine months ended September 30, 2021, and net cash used in operating activities of approximately $1,221,000 for the nine months ended September 30, 2021, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to expand its research and development activities, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a private offering or an asset sale transaction. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While management believes in the viability of its strategy to generate revenues and in its ability to raise additional funds or transact an asset sale, there can be no assurances to that effect or on terms acceptable to the Company. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of September 30, 2021, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes in the current fiscal year as resources allow:

(i)	appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies;

(ii)	hire a New Big 4 CFO with experience working in publicly traded companies and hire a staff person to support the CFO.

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

Management believes that despite our material weaknesses set forth above, our unaudited condensed consolidated financial statements for the nine months ended September 30, 2021 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ending September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 19, 2021, a previous noteholder exercised warrants pursuant to the cashless exercise provision of the warrant agreement into 57,147 common shares. The common shares have not been issued as of November 10, 2021.

On November 3, 2021, the Company entered into a three-month Advertising and Marketing Consulting Agreement (“Agreement”) with a third party. The Company agreed to pay $20,000 per month and issue 15,000 shares of the Company’s common stock on the 60th day of the term of the Agreement. This issuance will be pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

On October 14, 2021, the Company issued a total of 47,000 shares of its restricted common stock valued at $37,600 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry. This issuance was pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

On October 20, 2021, the entered into a securities purchase agreement with an accredited investor that resulted in the issuance of 320,000 shares of common stock and warrants to purchase an aggregate of 320,000 shares of the Company’s common stock for total proceeds totaling $400,000. The offering allowed for qualified investors to purchase one share of the Company’s common stock at $1.25. For each share purchased, the investor received a five-year warrant to purchase one share of common stock at $1.25 per share. No commissions were paid in the offering. This issuance was pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

On October 22, 2021, the Company and Osher amended the October 20, 2020 convertible debt agreements for the maturity date from October 20, 2021 to October 20, 2022. In exchange for the extension of the Notes, the Company issued Osher five-year warrants to purchase an aggregate of 450,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

On October 25, 2021, Osher elected to convert the aggregate principal amount of the Note, $110,000, into 157,143 common shares.

On October 28, 2021, Osher elected to convert $16,714 of the aggregate principal amount of the Note of $385,000, into 42,857 common shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended September 30, 2021, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

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

Sigyn Therapeutics, Inc. a Delaware corporation

Dated: November 12, 2021	By:	/s/ James Joyce
James Joyce
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial and Accounting Officer)

