Form 10-K
period 2021-12-31
Sigyn Therapeutics, Inc.
filed 2022-03-21
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant was $12,821,383. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 14, 2022, there were 37,295,803 shares of common stock outstanding.

SIGYN THERAPEUTICS, INC.

2021 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1. Business

Background

Business Overview

Sigyn Therapeutics, Inc. (“Sigyn” or the “Company”) is a development-stage therapeutic technology company headquartered in San Diego, California USA. Our business focus is the clinical advancement of Sigyn Therapy, a multi-function blood purification technology designed to overcome the limitations of previous drugs and devices to treat life-threatening inflammatory disorders, including sepsis, the leading cause of hospital deaths worldwide.

About Sigyn Therapy – Candidate Treatment Indications

We are advancing Sigyn Therapy to treat pathogen-associated conditions that precipitate sepsis and other high-mortality disorders that are not addressed with approved drug therapies. To address these unmet therapeutic needs, we designed Sigyn Therapy to extract pathogen sources of life-threating inflammation from the bloodstream in concert with the depletion of pro-inflammatory cytokines, whose dysregulated production (the cytokine storm) plays a prominent role in each of our therapeutic indication opportunities.

In addition to sepsis, our candidate treatment indications include, but are not limited to; emerging pandemic threats, drug resistant pathogens, hepatic encephalopathy, bridge to liver transplant, and community-acquired pneumonia (“CAP”), which is a leading cause of death among infectious diseases, the leading cause of death in children under five years of age, and a catalyst for approximately 50% of sepsis and septic shock cases.

Public Merger Agreement

On October 19, 2020, Sigyn Therapeutics, Inc, a Delaware corporation (the “Registrant”) formerly known as Reign Resources Corporation, completed a Share Exchange Agreement (the “Agreement”) with Sigyn Therapeutics, Inc., a private entity incorporated in the State of Delaware on October 19, 2019.

In the Share Exchange Agreement, we acquired 100% of the issued and outstanding shares of privately held Sigyn Therapeutics common stock in exchange for 75% of the fully paid and nonassessable shares of our common stock outstanding (the “Acquisition”). In conjunction with the transaction, we changed our name from Reign Resources Corporation to Sigyn Therapeutics, Inc. pursuant to an amendment to our articles of incorporation that was filed with the State of Delaware. Subsequently, our trading symbol was changed to SIGY. The Acquisition was treated as a “tax-free exchange” under Section 368 of the Internal Revenue Code of 1986 and resulted in the private Sigyn Therapeutics corporate entity becoming a wholly owned subsidiary known as Sigyn Medical Corporation. Upon the closing of the Acquisition, we appointed James A. Joyce and Craig P. Roberts to serve as members of our Board of Directors.

As of March 14, 2022, we have a total 37,295,803 shares issued and outstanding, of which 11,655,803 shares are held by non-affiliate shareholders.

Post Public Merger Developments

Since the consummation of our public merger on October 19, 2020, we have advanced Sigyn Therapy from conceptual design to clinical application. We initiated and completed six (6) in vitro blood plasma studies that have validated the ability of Sigyn Therapy to address a broad-spectrum of relevant therapeutic targets, including endotoxin (gram-negative bacterial toxin); peptidoglycan and lipoteichoic acid (gram-positive bacterial toxins); viral pathogens (including SARS-CoV-2); hepatic toxins (ammonia, bile acid, and bilirubin); CytoVesicles (extracellular vesicles that transport inflammatory cytokine cargos); and tumor necrosis factor alpha (TNF alpha), interleukin-1 beta (IL-1b), and interleukin 6 (IL-6), which are pro-inflammatory cytokines whose dysregulated production (the cytokine storm) precipitate sepsis and play a prominent role in each of our therapeutic opportunities.

Subsequent to these milestone achievements, we announced the completion of in vivo animal studies on February 23, 2022, that demonstrated Sigyn Therapy to be safe and well tolerated.

In the studies, Sigyn Therapy was administered via standard dialysis machines utilizing conventional blood-tubing sets, for periods of up to six hours in eight (8) porcine (pig) subjects, each weighing approximately 40-45 kilograms. The studies were comprised of a pilot phase (two subjects), which evaluated the feasibility of the study protocol in the first-in-mammal use of Sigyn Therapy; and an expansion phase (six subjects) to further assess treatment safety and refine pre-treatment set-up and operating procedures. Sigyn Therapy was well tolerated by all eight animal subjects and no serious adverse events were reported in any treated animal subject. Important criteria for treatment safety – including hemodynamic parameters, serum chemistries and hematologic measurements – were stable across all subjects.

The studies were conducted by a clinical team at Innovative BioTherapies, Inc. (“IBT”), under a contract with the University of Michigan to utilize animal care, associated institutional review oversight, as well as surgical suite facilities located within the North Campus Research Complex. IBT is uniquely experienced in providing development services that support the clinical advancement of extracorporeal devices. The treatment protocol of the study was reviewed and approved by the University of Michigan Institutional Animal Care and Use Committee (IACUC).

We plan to incorporate the data resulting from our in vivo and invitro studies into an Investigational Device Exemption (IDE) that we are drafting for submission to the U.S. Food and Drug Administration (“FDA”) to support the potential initiation of human clinical studies.

Sigyn Therapy Mechanism of Action

To overcome the limitations of previous drug and device therapies, we created Sigyn Therapy with a novel multi-function mechanism of action. Based on the results of studies conducted to date, our expansive mechanism establishes Sigyn Therapy as an emerging candidate to treat a wide-range of pathogen-associated conditions that precipitate sepsis and other life-threatening disorders.

To support widespread implementation, we designed Sigyn Therapy to be a single-use disposable device that is deployable on the global infrastructure of hemodialysis and continuous renal replacement therapy (CRRT) machines already located in hospitals and clinics.

Incorporated with Sigyn Therapy is a “cocktail” of adsorbent components formulated to optimize the broad-spectrum extraction of therapeutic targets from the bloodstream. In the medical field, the term “cocktail” is a reference to the simultaneous administration of multiple drugs (a drug cocktail) with differing mechanisms of actions. While drug cocktails are emerging as potential mechanisms to treat cancer, they are proven life-saving countermeasures to treat HIV and Hepatitis-C viral infections. However, dosing of multi-drug agent cocktails is limited by toxicity and adverse events that can result from deleterious drug interactions.

Sigyn Therapy is not constrained by such limitations as our adsorbent components are not introduced into the body. As a result, we are able to incorporate a substantial dose of multiple adsorbents, each with differing mechanisms and capabilities to optimize Sigyn Therapy’s ability to address a broad-spectrum of pathogenic and inflammatory targets that precipitate the cytokine storm that underlies sepsis and other acute life-threatening disorders.

The adsorbent components that we incorporate in Sigyn Therapy provide more than 200,000 square meters (~50 acres) of surface area on which to adsorb and remove circulating pathogens, toxins, inflammatory mediators, and other relevant targets below 200nm in diameter. Beyond an immense capacity to remove therapeutic targets, Sigyn Therapy is also highly efficient. Based on blood flow rates of 350ml/min, a patient’s entire bloodstream can pass through Sigyn Therapy up to seventeen (17) times during a single four-hour treatment period.

Overview of Candidate Treatment Indications

Based on data resulting from in vitro blood purification studies, our candidate treatment indications include, but are not limited to; sepsis, community-acquired pneumonia, emerging pandemic threats, hepatic encephalopathy, bridge to liver transplant, and drug resistant pathogens. However, there is no assurance that controlled human studies will demonstrate Sigyn Therapy to be an efficacious treatment for any of these indications.

Sepsis

Sepsis is defined as a life-threatening organ dysfunction caused by a dysregulated host response to infection. In January of 2020, a report entitled; “Global, Regional, and National Sepsis Incidence and Mortality, 1990-2017: Analysis for the Global Burden of Disease Study,” was published in the Journal Lancet. The publication reported 48.9 million cases of sepsis and 11 million deaths in 2017. In that same year, an estimated 20.3 million sepsis cases and 2.9 million deaths were among children younger than 5-years old. The report included a reference that sepsis kills more people around the world than all forms of cancer combined. In the United States, sepsis was reported to be the most common cause of hospital deaths with an annual financial burden that exceeds $24 billion.

To date, more than 100 human studies have been conducted to evaluate the safety and efficacy of candidate drugs to treat sepsis. With one brief exception (Xigris, Eli Lilly), none of these studies resulted in a market cleared therapy.

As sepsis remains beyond the reach of single-target drugs, there is an emerging interest in multi-mechanism therapies that can target both inflammatory and pathogen associated targets. Sigyn Therapy addresses a broad-spectrum of pathogen sources and the resulting dysregulated cytokine production (the cytokine storm) that is the hallmark of sepsis. Additionally, we believe that inflammatory cytokine cargos transported by CytoVesicles may represent a novel, yet important therapeutic target.

Community-acquired Pneumonia

CAP represents a significant opportunity for Sigyn Therapy to reduce the occurrence of sepsis. CAP is a leading cause of death among infectious diseases, the leading cause of death in children under five years of age, and a catalyst for approximately 50% of sepsis and septic shock cases.

In the United States, more than 1.5 million individuals are hospitalized with CAP each year, resulting in an annual financial burden that exceeds $10 billion.

Statistically, a therapeutic strategy that reduced the incidence of CAP related sepsis and septic shock would save thousands of lives each year. In a study of 4,222 patients, the all-cause mortality for adult patients with CAP was reported to be 6.5% during hospitalization. However, the mortality of patients with CAP related sepsis and septic shock rose to 51% during hospitalization.

CAP is further complicated by the fact that the pathogen sources of CAP are identified in only 38% of patients, based on a study of 2,259 subjects whose pneumonia diagnosis was confirmed by chest x-ray. Of the source pathogens identified in the study, ninety seven percent (97%) were either viral or bacterial in origin.

To reduce the occurrence of CAP related sepsis and septic shock, Sigyn Therapy offers a broad-spectrum mechanism to reduce the circulating presence of viral pathogens and bacterial toxins before and if they are identified as the CAP pathogen source. Additionally, Sigyn Therapy may help to control the excess production of inflammatory cytokines (the cytokine storm) that precipitate sepsis and septic shock.

Emerging Pandemic Threats

Covid-19 affirmed the role of extracorporeal blood purification as a basis for first-line countermeasures to treat newly emerging viral threats, whose presence are increasingly being fueled by a confluence of global warming, urban crowding, and intercontinental travel.

On March 24, 2020, the U.S. Department of Health and Human Services (HHS) declared the emergence of COVID-19 to justify the Emergency-Use Authorization (“EUA”) of drugs, biological products, and medical devices to combat the pandemic. The first four (4) therapies to receive EAU approval to treat COVID-19 were not antiviral drug or biological products, they were blood purification technologies.

In connection with these EUA awards, FDA published a statement that blood purification devices may be effective at treating certain patients with confirmed COVID-19 by reducing pathogens and inflammatory cytokines from the bloodstream.

Consistent with FDA’s statement, Sigyn Therapy has been validated to deplete circulating viral pathogens, including COVID-19, and inflammatory cytokines whose levels correlate with disease severity and increased mortality rates. Inversely, declining levels of these same inflammatory cytokines are associated with patient recovery.

As a majority of human viruses are not addressed with a corresponding drug or vaccine, there may also be an ongoing need for blood purification technologies that reduce the severity of infection and mitigate the excess production of inflammatory cytokines (the cytokine storm) associated with high mortality in non-pandemic viral infections. In this regard, we believe that Sigyn Therapy aligns with U.S. Government initiatives that support the development of broad-spectrum medical countermeasures that can mitigate the impact of emerging pandemic threats, yet also have viability in established disease indications.

Hepatic Encephalopathy

Based on the results of invitro blood purification studies conducted to date, we consider Sigyn Therapy to be a compelling strategy to reverse the length and severity of Hepatic Encephalopathy (“HE”), a frequent and serious complication of both chronic liver disease and acute liver failure. A hallmark characteristic of HE is the accumulation of neurotoxic substances in the bloodstream that translocate through the blood-brain barrier, which can result in a hepatic coma in severe cases and ultimately cause death.

The three-year survival rate following the first episode of HE is approximately 15%. The clinical and economic burden of HE is considerable as it contributes to an impaired quality of life, morbidity, and mortality. In the United States, HE is a significant public health concern that results in 100,000–115,000 yearly hospital admissions.

The severity of Hepatic Encephalopathy is often correlated with elevated concentrations of hepatic toxins, pro-inflammatory cytokines, and bacterial toxins in the bloodstream. In vitro blood plasma studies have validated the ability of Sigyn Therapy to address hepatic toxins (ammonia, bile acid, and bilirubin), relevant pro-inflammatory cytokines (TNF-a, IL-1b, and IL-6), gram-negative bacterial toxin (endotoxin), and gram-positive bacterial toxins (peptidoglycan and lipoteichoic acid).

HE is often a common occurrence in cirrhosis patients awaiting a donor liver for transplant. As the reduced duration of an HE episode correlates with higher rates of survival to transplant, Sigyn Therapy may have potential utility as a bridge-to-liver transplant device.

Bridge-To-Liver Transplant

There is an urgent need for a medical intervention that could reduce the circulating presence of hepatic toxins, pro-inflammatory cytokines, and pathogenic factors as a means to assist in extending the lives to those awaiting a liver transplant. Based on these requirements, there may be an opportunity for Sigyn Therapy to stabilize or extend the life of a patient prior to the identification of a matched liver for transplantation - otherwise known as a bridge-to-liver transplant. In 2017, 8,082 U.S. patients received a liver transplant, and 13,885 patients were on the waiting list for a liver transplant. In that year, the average cost associated with a liver transplant was reported to be $577,100 USD.

Competitive Landscape

In the absence of a therapeutic drug to treat patients suffering from sepsis and other life-threatening disorders, extracorporeal blood purification devices are increasingly being deployed as front-line therapies.

Four industry pioneering technologies are of particular relevance; a cytokine adsorption technology (CytoSorb from Cytosorbents Corporation); a technology that removes circulating endotoxin (Toraymyxn from Toray Industries); and two devices that target the removal of pathogens from the bloodstream (the Hemopurifier from Aethlon Medical) and (the Seraph-100 Microbind Affinity Filter from Exthera Medical).

CytoSorb is a clinical-stage therapeutic candidate in the United States and market cleared in more than 40 countries outside the U.S. CytoSorb was recently cleared to treat severe COVID-19 infections under FDA Emergency-Use Authorization (EUA) based on its ability to adsorb inflammatory cytokines from the bloodstream.

Toraymyxn is a clinical-stage therapeutic candidate in the United States and broadly market cleared outside the U.S. Toraymyxn houses an immobilized antibiotic agent with a high specificity to bind circulating endotoxin, a potent activator of sepsis resulting from gram-negative bacterial infections.

The Aethlon Hemopurifier is a clinical-stage therapeutic candidate in the United States. The Hemopurifier has been cleared to treat severe COVID-19 infections through an FDA IDE supplement and was previously cleared under FDA Emergency-Use Authorization (EUA) to treat Ebola virus. Immobilized within the Hemopurifier is an affinity lectin (Galanthus Nivalis Agglutinin) that has a high specificity to bind a broad-spectrum of viral pathogens from the bloodstream.

The Exthera Seraph-100 Microbind Affinity Filter is a clinical-stage therapeutic candidate in the United States and market cleared outside the U.S. for the removal of bloodstream pathogens. The Seraph-100 was recently cleared and broadly deployed to treat severe COVID-19 infections under FDA Emergency-Use Authorization (EUA). The Seraph-100 incorporates heparin-coated polyethylene beads that bind both viral and bacterial pathogens in the bloodstream.

We believe Sigyn Therapy’s expansive ability to address inflammatory cytokines, bacterial toxins (including endotoxin), hepatic toxins, and infectious viruses provides for an advantageous strategy to treat patients suffering from sepsis and other life-threatening disorders. However, there is no assurance that controlled human studies will demonstrate Sigyn Therapy to be a safe and effective treatment for any candidate indication.

Marketing and Sales

At present, our sole focus is the clinical and regulatory advancement of Sigyn Therapy. As such, we do not market or sell any therapeutic products at this time. However, we plan to forge relationships with organizations that have established distribution channels into markets that may have a demand for Sigyn Therapy should it receive market clearance from FDA or other foreign regulatory agencies.

Intellectual Property

We own the intellectual property rights to pending royalty-free patents that have been assigned to us by our co-founders, James A. Joyce and Craig P. Roberts. We have also received a “Notice of Allowance” from the United States Patent and Trademark Office (USPTO) related to the use of Sigyn Therapeutics, Sigyn Therapy, and the protection of our corporate logo. We plan to continually expand our intellectual property portfolio and protect trade secrets that are not the subject of patent submissions. However, there is no assurance that the claims of current pending and future patent applications will result in issued patents.

At present, we own the rights to the following patents pending.

DEVICES, SYSTEMS AND METHODS FOR THE BROAD-SPECTRUM REDUCTION OF PRO-INFLAMMATORY CYTOKINES IN BLOOD - U.S. Application No.: 62/881,740; Filing Date: 2019-08-01 - Inventors: Joyce and Roberts

DEVICES, SYSTEMS AND METHODS FOR THE BROAD-SPECTRUM REDUCTION OF PRO-INFLAMMATORY CYTOKINES IN BLOOD - International Patent Application No.: PCT/US2020/044223; Filing Date: 2020-07-30 - Inventors: Joyce and Roberts

DEVICES, SYSTEMS AND METHODS FOR THE BROAD-SPECTRUM REDUCTION OF PRO-INFLAMMATORY CYTOKINES IN BLOOD - U.S. Patent Application No.: 16/943,436; Filing Date: 2020-07-30 - Inventors: Joyce and Roberts

DEVICES, SYSTEMS AND METHODS FOR THE BROAD-SPECTRUM REDUCTION OF PRO-INFLAMMATORY CYTOKINES IN BLOOD - EP No.: 20757445; Filing Date: 2022-01-24 - Inventors: Joyce and Roberts

DEVICES, SYSTEMS AND METHODS FOR THE BROAD-SPECTRUM REDUCTION OF PRO-INFLAMMATORY CYTOKINES IN BLOOD - CA No.: 3148773; Filing Date: 2022-01-25 - Inventors: Joyce and Roberts

DEVICES, SYSTEMS AND METHODS FOR THE BROAD-SPECTRUM REDUCTION OF PRO-INFLAMMATORY CYTOKINES IN BLOOD - JP No.: 2022-506670; Filing Date: 2022-01-31 - Inventors: Joyce and Roberts

EXTRA-LUMEN ADSORPTION OF VIRAL PATHOGENS FROM BLOOD

U.S. Patent Application No.: 63/177,520; Filing Date: 2021-04-21

Inventor: James A. Joyce

Government Regulation

In the United States, Sigyn Therapy is subject to regulation by the FDA. Should we seek to commercialize Sigyn Therapy outside the United States, we expect to face comparable international regulatory oversight. Based on published guidance by FDA, Sigyn Therapy is a Class III medical device whose regulatory jurisdiction is the Center for Devices and Radiological Health (“CDRH”), the FDA branch that oversees the market approval of medical devices. As a Class III device, we are subject to a Pre-Market Approval (“PMA”) submission pathway with CDRH. The approval of a PMA application to support market clearance of Sigyn Therapy will require extensive data, which includes but is not limited to technical documents, preclinical studies, animal studies, human clinical trials, the establishment of Good Manufacturing Practice (“GMP”) standards and labeling that fulfills FDA’s requirement to demonstrate reasonable evidence of safety and effectiveness of a medical device product. In this regard, there is no assurance that Sigyn Therapy will be demonstrated to be a safe and effective product for any therapeutic indication that we pursue.

Should Sigyn Therapy receive market clearance, we will need to comply with applicable laws and regulations that govern the development, testing, manufacturing, labeling, marketing, storage, distribution, advertising and promotion, and post-marketing surveillance reporting for medical devices. Failure to comply with these applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as issuance of warning letters, import detentions, civil monetary penalties and/or judicial sanctions, such as product seizures, injunctions and criminal prosecution. Our failure to comply with any of these laws and regulations could have a material adverse effect on our operations.

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

Research and Product Development

To date, we have outsourced our research and product development activities, which include the performance of in vitro blood plasma validation studies, animal studies, pre-GMP product assembly and manufacturing through third party organizations with extensive experience in advancing extracorporeal blood purification technologies. At present, we do not have plans to build and staff our own research and product development facility.

Environmental Laws and Regulations

At present, our operations are not subject to any environmental laws or regulations.

Employees

As of the date of this filing, we have 5 salaried employees, whose benefits include paid medical, dental, and vision coverage. We also provide our employees with access to a 401(k) plan, and we anticipate the establishment of an employee equity-stock option plan during the 2022 calendar year. To maintain a manageable employee headcount, we utilize non-employee consultants to perform as-needed services and we contract with third party research organizations to perform studies designed to support the potential clinical advancement of Sigyn Therapy.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate address 2468 Historic Decatur Road, Suite 140, San Diego, California, 92106.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our stock is quoted on the OTC markets under the symbol “SIGY.” We were listed on May 23, 2016. There are 37,295,803 shares outstanding as of March 14, 2022.

(b) Transfer Agent

The transfer agent and registrar for our common stock is VStock Transfer, LLC located at 18 Lafayette Place, Woodmere, New York.

(b) Shareholders of Record

The number of beneficial holders of record of our common stock as of the close of business on December 31, 2021 was 108.

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

OVERVIEW:

Historical Development

Sigyn Therapeutics, Inc. (“Sigyn” or the “Company”) is a development-stage therapeutic technology company headquartered in San Diego, California USA. Our business focus is the clinical advancement of Sigyn Therapy, a multi-function blood purification technology designed to overcome the limitations of previous drugs and devices to treat life-threatening inflammatory disorders, including sepsis, the leading cause of hospital deaths worldwide.

We are advancing Sigyn Therapy to treat pathogen-associated conditions that precipitate sepsis and other high-mortality disorders that are not addressed with approved drug therapies. To address these unmet therapeutic needs, we designed Sigyn Therapy to extract pathogen sources of life-threating inflammation from the bloodstream in concert with the depletion of pro-inflammatory cytokines, whose dysregulated production (the cytokine storm) plays a prominent role in each of our therapeutic indication opportunities.

In addition to sepsis, our candidate treatment indications include, but are not limited to; emerging pandemic threats, drug resistant pathogens, hepatic encephalopathy, bridge to liver transplant, and community-acquired pneumonia (“CAP”), which is a leading cause of death among infectious diseases, the leading cause of death in children under five years of age, and a catalyst for approximately 50% of sepsis and septic shock cases.

Public Merger Agreement

On October 19, 2020, Sigyn Therapeutics, Inc, a Delaware corporation (the “Registrant”) formerly known as Reign Resources Corporation, completed a Share Exchange Agreement (the “Agreement”) with Sigyn Therapeutics, Inc., a private entity incorporated in the State of Delaware on October 19, 2019.

In the Share Exchange Agreement, we acquired 100% of the issued and outstanding shares of privately held Sigyn Therapeutics common stock in exchange for 75% of the fully paid and nonassessable shares of our common stock outstanding (the “Acquisition”). In conjunction with the transaction, we changed our name from Reign Resources Corporation to Sigyn Therapeutics, Inc. pursuant to an amendment to our articles of incorporation that was filed with the State of Delaware. Subsequently, our trading symbol was changed to SIGY. The Acquisition was treated as a “tax-free exchange” under Section 368 of the Internal Revenue Code of 1986 and resulted in the private Sigyn Therapeutics corporate entity becoming a wholly owned subsidiary known as Sigyn Medical Corporation. Upon the closing of the Acquisition, we appointed James A. Joyce and Craig P. Roberts to serve as members of our Board of Directors.

As of March 14, 2022, we have a total 37,295,803 shares issued and outstanding, of which 11,655,803 shares are held by non-affiliate shareholders.

About Sigyn Therapy

To overcome the limitations of previous drug and device therapies, we created Sigyn Therapy with a novel multi-function mechanism of action. Based on the results of studies conducted to date, our expansive mechanism establishes Sigyn Therapy as an emerging candidate to treat a wide-range of pathogen-associated conditions that precipitate sepsis and other life-threatening disorders.

To support widespread implementation, we designed Sigyn Therapy to be a single-use disposable device that is deployable on the global infrastructure of hemodialysis and continuous renal replacement therapy (CRRT) machines already located in hospitals and clinics.

Incorporated with Sigyn Therapy is a “cocktail” of adsorbent components formulated to optimize the broad-spectrum extraction of therapeutic targets from the bloodstream. In the medical field, the term “cocktail” is a reference to the simultaneous administration of multiple drugs (a drug cocktail) with differing mechanisms of actions. While drug cocktails are emerging as potential mechanisms to treat cancer, they are proven life-saving countermeasures to treat HIV and Hepatitis-C viral infections. However, dosing of multi-drug agent cocktails is limited by toxicity and adverse events that can result from deleterious drug interactions.

Sigyn Therapy is not constrained by such limitations as our adsorbent components are not introduced into the body. As a result, we are able to incorporate a substantial dose of multiple adsorbents, each with differing mechanisms and capabilities to optimize Sigyn Therapy’s ability to address a broad-spectrum of pathogenic and inflammatory targets that precipitate the cytokine storm that underlies sepsis and other acute life-threatening disorders.

The adsorbent components that we incorporate in Sigyn Therapy provide more than 200,000 square meters (~50 acres) of surface area on which to adsorb and remove circulating pathogens, toxins, inflammatory mediators, and other relevant targets below 200nm in diameter. Beyond an immense capacity to remove therapeutic targets, Sigyn Therapy is also highly efficient. Based on blood flow rates of 350ml/min, a patient’s entire bloodstream can pass through Sigyn Therapy up to seventeen (17) times during a single four-hour treatment period.

Based on data resulting from in vitro blood purification studies, our candidate treatment indications include, but are not limited to; sepsis, community-acquired pneumonia, emerging pandemic threats, hepatic encephalopathy, bridge to liver transplant, and drug resistant pathogens. However, there is no assurance that controlled human studies will demonstrate Sigyn Therapy to be an efficacious treatment for any of these indications.

Post Public Merger Developments

Since the consummation of our public merger on October 19, 2020, we have advanced Sigyn Therapy from conceptual design to clinical application. We initiated and completed six (6) in vitro blood plasma studies that have validated the ability of Sigyn Therapy to address a broad-spectrum of relevant therapeutic targets, including endotoxin (gram-negative bacterial toxin); peptidoglycan and lipoteichoic acid (gram-positive bacterial toxins); viral pathogens (including SARS-CoV-2); hepatic toxins (ammonia, bile acid, and bilirubin); CytoVesicles (extracellular vesicles that transport inflammatory cytokine cargos); and tumor necrosis factor alpha (TNF alpha), interleukin-1 beta (IL-1b), and interleukin 6 (IL-6), which are pro-inflammatory cytokines whose dysregulated production (the cytokine storm) precipitate sepsis and play a prominent role in each of our therapeutic opportunities.

Subsequent to these milestone achievements, we announced the completion of in vivo animal studies on February 23, 2022, that demonstrated Sigyn Therapy to be safe and well tolerated.

In the studies, Sigyn Therapy was administered via standard dialysis machines utilizing conventional blood-tubing sets, for periods of up to six hours in eight (8) porcine (pig) subjects, each weighing approximately 40-45 kilograms. The studies were comprised of a pilot phase (two subjects), which evaluated the feasibility of the study protocol in the first-in-mammal use of Sigyn Therapy; and an expansion phase (six subjects) to further assess treatment safety and refine pre-treatment set-up and operating procedures. Sigyn Therapy was well tolerated by all eight animal subjects and no serious adverse events were reported in any treated animal subject. Important criteria for treatment safety – including hemodynamic parameters, serum chemistries and hematologic measurements – were stable across all subjects.

The studies were conducted by a clinical team at Innovative BioTherapies, Inc. (“IBT”), under a contract with the University of Michigan to utilize animal care, associated institutional review oversight, as well as surgical suite facilities located within the North Campus Research Complex. IBT is uniquely experienced in providing development services that support the clinical advancement of extracorporeal devices. The treatment protocol of the study was reviewed and approved by the University of Michigan Institutional Animal Care and Use Committee (IACUC).

We plan to incorporate the data resulting from our in vivo and invitro studies into an Investigational Device Exemption (IDE) that we are drafting for submission to the U.S. Food and Drug Administration (“FDA”) to support the potential initiation of human clinical studies.

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

The Company has authorized 1,000,000,000 shares of par value $0.0001 common stock, of which 37,295,803 shares are outstanding at December 31, 2021.

On November 3, 2021, the Company entered into a three-month Advertising and Marketing Consulting Agreement (“Agreement”) with a third party. The Company agreed to pay $20,000 per month and issue 15,000 shares of the Company’s common stock on the 60th day of the term of the Agreement. This common stock issuance will be pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

On October 28, 2021, Osher elected to convert $16,714 of the aggregate principal amount of the Note of $199,650, into 42,857 common shares.

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

On February 19, 2021, a previous noteholder exercised the warrants pursuant to the cashless exercise provision of the warrant agreement into 57,147 common shares. The common shares have not been issued as of March 14, 2022.

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

Warrants

On October 22, 2021, the Company and Osher amended convertible debt agreements for the maturity date from October 20, 2021 to October 20, 2022. In exchange for the extension of the Note, the Company issued Osher 450,000 warrants to purchase an aggregate of 450,000 shares of the Company’s common stock, valued at $197,501 (based on the Black Scholes valuation model on the date of grant) (see Note 6). The warrants are exercisable for a period of five years at $1.00 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date. The Company is amortizing the value of the warrants ratably through October 20, 2022. The Company recorded $40,041 and $0 for the years ended December 31, 2021 and 2020, respectively, and is classified in other expenses in the consolidated Statements of Operations.

Convertible Promissory Debentures

Current Noteholders

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

On October 28, 2021, Osher elected to convert $16,714 of the aggregate principal amount of the Note of $199,650, into 42,857 common shares.

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

On February 19, 2021, the previous noteholder exercised the warrants pursuant to the cashless exercise provision of the warrant agreement into 57,147 common shares. The common shares have not been issued as of March 14, 2022.

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

On October 25, 2021, the previous noteholder elected to convert the aggregate principal amount of the Note, $110,000, into 157,143 common shares.

Loan Payable

The Company borrows funds from its shareholders from time to time for working capital purposes. On March 16, 2022, the Company borrowed $100,000. This borrowing is non-interest bearing and due in 30 days.

Employment Agreements

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. Mr. Joyce’s compensation was approved by the Reign Resources Corporation Board of Directors on October 6, 2020 and was among conditions of the Share Exchange Agreement that was completed with Sigyn Therapeutics on October 19, 2020. The Company incurred compensation expense of $496,125 (including $18,542 of 2020 payroll paid in 2021) and $418,842, and employee benefits of $31,126 and $22,516, for the years ended December 31, 2021 and 2020, respectively.

Sigyn had no employment agreement with its CTO but Sigyn still incurred compensation on behalf of the CTO. The Company incurred compensation expense of $259,000 and $233,981, and employee benefits of $21,704 and $22,024, for the years ended December 31, 2021 and 2020, respectively.

Mr. Ferrell was hired March 9, 2022 as the Company’s Chief Financial Officer. Mr. Ferrell receives an annual base salary of $250,000, plus discretionary bonus compensation not to exceed 40% of salary. Mr. Ferrell’s employment also provides for medical insurance, disability benefits and three months of severance pay if his employment is terminated without cause or due to a change in control. Additionally, Mr. Ferrell will be granted up to 600,000 options to purchase 600,000 of the Company’s common shares upon the implementation of a Company employee option plan.

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

Impairment of Inventory

Based on the significant advancement of Sigyn Therapy, the Company decided in the 4th quarter of 2021 to assess the value of retail business operations that were a focus of the Company prior to the merger transaction consummated on October 19, 2020.

Related to this assessment, management determined the wholesale liquidation value of its sapphire gem inventory to be 5-10% of the previously reported retail value, based on communications with certified gemologists, the variance between retail and wholesale valuations, and current market conditions. As a result, the Company has valued the inventory at $50,000 and recorded an impairment of assets of $536,047 in the year ended December 31, 2021 and is classified in other expenses in the consolidated Statements of Operations.

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

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following discussion represents a comparison of our results of operations for the years ended December 31, 2021 and 2020. The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Year Ended December 31, 2021	Year Ended December 31, 2020

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	2,008,217	916,434
Other expense	996,402	343,156
Net loss before income taxes	$(3,004,619)	$(1,259,590)

Net Revenues

For the years ended December 31, 2021 and 2020, we had no revenues.

Cost of Sales

For the years ended December 31, 2021 and 2020, we had no cost of sales.

Operating expenses

Operating expenses increased by $1,091,783, or 119.1%, to $2,008,217 for the year ended December 31, 2021 from $916,434 for the year ended December 31, 2020 primarily due to increases in professional fees of $36,211, compensation costs of $259,154, consulting costs of $112,919, research and development costs of $314,652, depreciation and amortization costs of $7,851, investor relations costs of $306,487, rent expenses of $45,154, and general and administration costs of $9,355, as a result of adding administrative infrastructure for our anticipated business development.

For the year ended December 31, 2021, we had research and development costs of $734,014, and general and administrative expenses of $1,274,203 primarily due to professional fees of $123,293, compensation costs of $451,734, consulting costs of $286,194, rent of $46,663, depreciation and amortization costs of $19,151, investor relations costs of $329,006, and general and administration costs of $18,162, as a result of adding administrative infrastructure for our anticipated business development.

For the year ended December 31, 2020, we had marketing expenses of $705, research and development costs of $419,362, and general and administrative expenses of $496,367 primarily due to professional fees of $260,356, compensation costs of $192,580, rent of $1,509, depreciation and amortization costs of $11,300, investor relations costs of $22,519, and general and administration costs of $8,103, as a result of adding administrative infrastructure for our anticipated business development.

Other Expense

Other expense for the year ended December 31, 2021 totaled $996,402 primarily due to impairment of assets of $536,047, interest expense of $429,488 in conjunction with accretion of debt discount and original issuance discount, and interest expense of $30,867, compared to other expense of $343,156 primarily due to interest expense of $343,156 in conjunction with accretion of debt discount and original issuance discount for the year ended December 31, 2020.

Net loss before income taxes

Net loss before income taxes for the year ended December 31, 2021 totaled $3,004,619 primarily due to (increases/decreases) in compensation costs, professional fees, consulting costs, research and development costs, investor relations costs, and general and administration costs compared to a loss of $1,259,590 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, research and development costs, investor relations costs, and general and administration costs for the year ended December 31, 2020 primarily due to professional fees.

Assets and Liabilities

Assets were $710,259 as of December 31, 2021. Assets consisted primarily of cash of $340,956, inventories of $50,000, equipment of $28,046, intangible assets of $5,700, and operating lease right-of-use assets of $262,771. Liabilities were $974,843 as of December 31, 2021. Liabilities consisted primarily accounts payable of $39,674, accrued payroll and payroll taxes of $1,072, convertible notes of $647,202, net of $53,614 of unamortized debt discount, operating lease liabilities of $286,716, and other current liabilities of $179.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows for the year ended December 31, 2021 of $256,554 resulting from cash provided by financing activities of $2,060,000, offset partially by cash used in operating activities of $1,774,182 and cash used in investing activities of $29,264.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended December 31, 2021	Year Ended December 31, 2020

Net cash provided by (used in):
Operating activities	$(1,774,182)	$(829,809)
Investing activities	(29,264)	(10,799)
Financing activities	2,060,000	925,010
	$256,554	$84,402

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Cash Flows from Operating Activities – For the year ended December 31, 2021, net cash used in operations was $1,774,182 compared to net cash used in operations of $829,809 for the year ended December 31, 2020. Net cash used in operations was primarily due to a net loss of $3,004,619 for year ended December 31, 2021 and the changes in operating assets and liabilities of $34,149, primarily due to the increases in other current assets of $2,075 and other assets of $20,711, and a decrease in accrued payroll and payroll taxes of $58,635, offset primarily by increases in accounts payable of $23,669 and other current liabilities of $23,603. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $2,946, amortization expense of $16,205, accretion of original issuance costs of $61,283, accretion of debt discount of $368,205, stock issued for services of $249,100, interest expense converted to notes payable of $30,800, and impairment of assets of $536,047.

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

Cash Flows from Investing Activities – For the year ended December 31, 2021, net cash used in investing was $29,264 due to the purchase of property and equipment compared to cash flows from investing activities of $10,799 due to the purchase of intangible assets for the year ended December 31, 2020.

Cash Flows from Financing Activities – For the year ended December 31, 2021, net cash provided by financing was $2,060,000 due to proceeds from short term convertible notes of $250,000, repayments of short-term convertible notes of $55,000, and common stock and warrants issued for cash of $1,865,000. For the year ended December 31, 2020, net cash provided by financing was $925,010 due to proceeds from short term convertible notes.

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

The Company has authorized 1,000,000,000 shares of par value $0.0001 common stock, of which 37,295,803 shares are outstanding at December 31, 2021.

On November 3, 2021, the Company entered into a three-month Advertising and Marketing Consulting Agreement (“Agreement”) with a third party. The Company agreed to pay $20,000 per month and issue 15,000 shares of the Company’s common stock on the 60th day of the term of the Agreement. This common stock issuance will be pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

On October 28, 2021, Osher elected to convert $16,714 of the aggregate principal amount of the Note of $199,650, into 42,857 common shares.

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

On February 19, 2021, a previous noteholder exercised the warrants pursuant to the cashless exercise provision of the warrant agreement into 57,147 common shares. The common shares have not been issued as of March 14, 2022.

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

Warrants

On October 22, 2021, the Company and Osher amended convertible debt agreements for the maturity date from October 20, 2021 to October 20, 2022. In exchange for the extension of the Note, the Company issued Osher 450,000 warrants to purchase an aggregate of 450,000 shares of the Company’s common stock, valued at $197,501 (based on the Black Scholes valuation model on the date of grant) (see Note 6). The warrants are exercisable for a period of five years at $1.00 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date. The Company is amortizing the value of the warrants ratably through October 20, 2022. The Company recorded $40,041 and $0 for the years ended December 31, 2021 and 2020, respectively, and is classified in other expenses in the consolidated Statements of Operations.

Convertible Promissory Debentures

Current Noteholders

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

On October 28, 2021, Osher elected to convert $16,714 of the aggregate principal amount of the Note of $199,650, into 42,857 common shares.

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

On February 19, 2021, the previous noteholder exercised the warrants pursuant to the cashless exercise provision of the warrant agreement into 57,147 common shares. The common shares have not been issued as of March 14, 2022.

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

On October 25, 2021, the previous noteholder elected to convert the aggregate principal amount of the Note, $110,000, into 157,143 common shares.

Loan Payable

The Company borrows funds from its shareholders from time to time for working capital purposes. On March 16, 2022, the Company borrowed $100,000. This borrowing is non-interest bearing and due in 30 days.

Employment Agreements

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. Mr. Joyce’s compensation was approved by the Reign Resources Corporation Board of Directors on October 6, 2020 and was among conditions of the Share Exchange Agreement that was completed with Sigyn Therapeutics on October 19, 2020. The Company incurred compensation expense of $496,125 (including $18,542 of 2020 payroll paid in 2021) and $418,842, and employee benefits of $31,126 and $22,516, for the years ended December 31, 2021 and 2020, respectively.

Sigyn had no employment agreement with its CTO but Sigyn still incurred compensation on behalf of the CTO. The Company incurred compensation expense of $259,000 and $233,981, and employee benefits of $21,704 and $22,024, for the years ended December 31, 2021 and 2020, respectively.

Mr. Ferrell was hired March 9, 2022 as the Company’s Chief Financial Officer. Mr. Ferrell receives an annual base salary of $250,000, plus discretionary bonus compensation not to exceed 40% of salary. Mr. Ferrell’s employment also provides for medical insurance, disability benefits and three months of severance pay if his employment is terminated without cause or due to a change in control. Additionally, Mr. Ferrell will be granted up to 600,000 options to purchase 600,000 of the Company’s common shares upon the implementation of a Company employee option plan.

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

Impairment of Inventory

Based on the significant advancement of Sigyn Therapy, the Company decided in the 4th quarter of 2021 to assess the value of retail business operations that were a focus of the Company prior to the merger transaction consummated on October 19, 2020.

Related to this assessment, management determined the wholesale liquidation value of its sapphire gem inventory to be 5-10% of the previously reported retail value, based on communications with certified gemologists, the variance between retail and wholesale valuations, and current market conditions. As a result, the Company has valued the inventory at $50,000 and recorded an impairment of assets of $536,047 in the year ended December 31, 2021 and is classified in other expenses in the consolidated Statements of Operations.

Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of our business during the next twelve months.

Fiscal Year-End

Our fiscal year end is December 31.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $4,266,000 at December 31, 2021, had a working capital deficit of approximately $341,000 at December 31, 2021, had net losses of approximately $3,005,000 and $1,260,000 for the years ended December 31, 2021 and 2020, respectively, and net cash used in operating activities of approximately $1,774,000 and $830,000 for the years ended December 31, 2021 and 2020, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Impairment of Long-lived Assets

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There are no impairments as of December 31, 2021.

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. For the years ended December 31, 2021 and 2020, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that the demand for the Company’s products and services will continue, which could result in an impairment of long-lived assets in the future.

Income Taxes

We account for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on our balance sheets in accordance with Accounting Standards Codification (“ASC”) ASC 740, Income Taxes, which established financial accounting and reporting standards for the effect of income taxes. We must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Changes in our valuation allowance in a period are recorded through the income tax provision on the consolidated Statements of Operations.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, Financial Accounting Standards Board (“FASB”) Topic ASC 825, Financial Instruments – Overall, requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2021, the fair value of cash, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Operations for fiscal year ended December 31, 2020, to reclass $391,906 of costs to research and development previously classified in general and administrative.

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

Current Noteholders

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

On October 28, 2021, Osher elected to convert $16,714 of the aggregate principal amount of the Note of $199,650, into 42,857 common shares.

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

On February 19, 2021, the previous noteholder exercised the warrants pursuant to the cashless exercise provision of the warrant agreement into 57,147 common shares. The common shares have not been issued as of March 14, 2022.

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

On October 25, 2021, the previous noteholder elected to convert the aggregate principal amount of the Note, $110,000, into 157,143 common shares.

Loan Payable

The Company borrows funds from its shareholders from time to time for working capital purposes. On March 16, 2022, the Company borrowed $100,000. This borrowing is non-interest bearing and due in 30 days.

Employment Agreement

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. Mr. Joyce’s compensation was approved by the Reign Resources Corporation Board of Directors on October 6, 2020 and was among conditions of the Share Exchange Agreement that was completed with Sigyn Therapeutics on October 19, 2020. The Company incurred compensation expense of $496,125 (including $18,542 of 2020 payroll paid in 2021) and $418,842, and employee benefits of $31,126 and $22,516, for the years ended December 31, 2021 and 2020, respectively.

Sigyn had no employment agreement with its CTO but Sigyn still incurred compensation on behalf of the CTO. The Company incurred compensation expense of $259,000 and $233,981, and employee benefits of $21,704 and $22,024, for the years ended December 31, 2021 and 2020, respectively.

Mr. Ferrell was hired March 9, 2022 as the Company’s Chief Financial Officer. Mr. Ferrell receives an annual base salary of $250,000, plus discretionary bonus compensation not to exceed 40% of salary. Mr. Ferrell’s employment also provides for medical insurance, disability benefits and three months of severance pay if his employment is terminated without cause or due to a change in control. Additionally, Mr. Ferrell will be granted up to 600,000 options to purchase 600,000 of the Company’s common shares upon the implementation of a Company employee option plan.

Off-Balance Sheet Arrangements

As of December 31, 2021, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes in the current fiscal year as resources allow:

(i)	appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies;
(ii)	hire a new Big 4 CFO with experience working in publicly traded companies and hire a staff person to support the CFO, which was accomplished in March 2022.

The remediation efforts set out herein will be implemented in the current 2022 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the year ended December 31, 2021 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

Name	Age	Title
Jim Joyce	60	Chief Executive Officer and Chairman of the Board of Directors (“CEO”)
Craig Roberts	69	Chief Technology Officer and director.
Jeremy Ferrell (1)	52	Chief Financial Officer

(1) Mr. Ferrell was hired as the Company’s Chief Financial Officer effective March 9, 2022.

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

Mr. Ferrell has more than 25 years of finance and operations leadership experience, with expertise in venture capital; mergers and acquisitions; due diligence; initial public offerings; strategic alliance negotiation; and financial planning and reporting. He was most recently CFO at Miku, Inc, a privately held consumer hardware and tele-health company, where he managed a successful seed financing round and led Miku’s transition from its parent to an independent company. Previously, he founded a Fractional CFO Services firm, where he served as CFO for various life sciences and technology companies, including Singular Genomics, Inc., Aspen Neuroscience, Inc., and Hyduro, Inc. Before that, he served as Corporate Controller for ecoATM, Inc., which was acquired by Outerwall, Inc. in 2013. Earlier in his career, Mr. Ferrell practiced as a certified public accountant. Mr. Ferrell received his Bachelor of Science degree in Accountancy from Liberty University and his Master of Business Administration degree in International Finance from the Thunderbird School of Global Management.

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

The Company maintains a Scientific Advisory Board (“SAB”) to assist the Board of Directors by reviewing and evaluating our research and development programs. Members of the SAB receive per meeting fees and may also be eligible to receive stock options upon approval of the Company’s board of directors.

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

Summary Compensation Table

The particulars of the compensation paid to the following persons: (1) our principal executive officer; and (2) each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended December 31, 2021, who we will collectively refer to as the “named executive officers” of the Company, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Jim Joyce	2021	496,125	0	0	0	0	0	$31,126	$527,251
CEO	2020	418,842	-	-	-	-	-	$22,516	$440,866
	2019	-	-	-	-	-	-	-	-

Craig Roberts	2021	259,000	0	0	0	0	0	$21,704	$280,704
Chief Technology Officer	2020	233,981	-	-	-	-	-	$22,024	$256,497
	2019	-	-	-	-	-	-	-	-

(1)	amounts include health insurance and employer matched 401(k) costs.

Other than as disclosed below, there are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the years ended December 31, 2021 and 2020, except as described below in “Equity Compensation Plans and Other Benefit Plans” below.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options or restricted stock units during the years ended December 31, 2021 and 2020.

Outstanding Equity Awards at 2021 Year End

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

Jeremy Ferrell

Mr. Ferrell was hired March 9, 2022 as the Company’s Chief Financial Officer. Mr. Ferrell receives an annual base salary of $250,000, plus discretionary bonus compensation not to exceed 40% of salary. Mr. Ferrell’s employment also provides for medical insurance, disability benefits and three months of severance pay if his employment is terminated without cause or due to a change in control. Additionally, Mr. Ferrell will be granted up to 600,000 options to purchase 600,000 of the Company’s common shares upon the implementation of a Company employee option plan.

Equity Compensation Plans and Other Benefit Plans

The Company does not currently have any equity compensation plans and there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers for our year ended December 31, 2021:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership our common stock as of February 28, 2022 by (i) each person known to be the beneficial owner of more than 5% of the outstanding shares of common stock and (ii) each of our directors and executive officers. Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name and Address (2)	Amount of Beneficial Ownership	Percent of Class (1)

Jim Joyce (3)	12,820,000	34.4%
Craig Roberts (4)	12,820,000	34.4%

All Officers and Directors as a Group (2 Persons)	25,640,000)	68.8%

Osher Capital Partners LLC (5)	3,050,658	8.2%

(1)	Based on 37,295,803 shares of common stock issued and outstanding.

(2)	Unless otherwise noted, the address of each beneficial owner is c/o Sigyn Therapeutics, Inc., 2468 Historic Decatur Road, Suite 140, San Diego, CA 92106.

(3)	Mr. Joyce is the Company’s CEO.

(4)	Mr. Roberts is the Company’s CTO.

(5)	Consists of 3,050,658 common shares as of the date of this filing. Osher Capital Partners LLC (“Osher”) is contractually limited to beneficial ownership of our common shares not to exceed 9.99%.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of our outstanding securities of any class, other than as set forth above. We do not have an investment advisor. There are no current arrangements which will result in a change in control.

Equity Compensation Plans

The following represents a summary of the Equity Compensation grants and options awards outstanding at December 31, 2021 and 2020 and changes during the years then ended:

2021 and 2020
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than compensation arrangements, we describe below transactions and series of similar transactions, since January 1, 2019 (i.e., the last two completed fiscal years), to which we were a party or will be a party, in which the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest. Compensation arrangements, including employment agreements, for our directors and named executive officers are described elsewhere in “Executive Compensation - Agreements with Executive Officers.” Neither of our directors is independent.

Employment Agreement

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. Mr. Joyce’s compensation was approved by the Reign Resources Corporation Board of Directors on October 6, 2020 and was among conditions of the Share Exchange Agreement that was completed with Sigyn Therapeutics on October 19, 2020. The Company incurred compensation expense of $496,125 (including $18,542 of 2020 payroll paid in 2021) and $418,842, and employee benefits of $31,126 and $22,516, for the years ended December 31, 2021 and 2020, respectively.

Sigyn had no employment agreement with its CTO but Sigyn still incurred compensation on behalf of the CTO. The Company incurred compensation expense of $259,000 and $233,981, and employee benefits of $21,704 and $22,024, for the years ended December 31, 2021 and 2020, respectively.

Mr. Ferrell was hired March 9, 2022 as the Company’s Chief Financial Officer. Mr. Ferrell receives an annual base salary of $250,000, plus discretionary bonus compensation not to exceed 40% of salary. Mr. Ferrell’s employment also provides for medical insurance, disability benefits and three months of severance pay if his employment is terminated without cause or due to a change in control. Additionally, Mr. Ferrell will be granted up to 600,000 options to purchase 600,000 of the Company’s common shares upon the implementation of a Company employee option plan.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal period for the audit of our annual financial statements and services normally provided by the independent registered public accounting firm for this fiscal period were as follows:

	FY 2021	FY 2020
Audit Fees	$35,000	$10,000
Total Fees	$35,000	$10,000

In the above table, “audit fees” are fees billed by our external auditor for services provided in auditing our annual financial statements for the subject year. The fees set forth on the foregoing table relate to the audit as of and for the years ended December 31, 2021 and 2020 which were performed by Paris, Kreit & Chiu CPA LLP (formerly Benjamin & Ko). All of the services described above were approved in advance by the Board of Directors or the Company’s Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report:

1.	Financial Statements. The following consolidated financial statements of the Company are included below:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2021 and 2020.

Consolidated Statement of Operations for the Years ended December 31, 2021 and 2020.

Consolidated Statements of Shareholders’ Deficit for the Years ended December 31, 2021 and 2020.

Consolidated Statements of Cash Flows for the Years ended December 31, 2021 and.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the consolidated financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

Exhibit No.	Description
Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 22, 2015 and as currently in effect. (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

3.2*	Bylaws of the Registrant, as currently in effect (Filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.1*+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (Filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.2*+	Employment Agreement, dated April 1, 2015, between the Registrant and Joseph Segelman (Filed as Exhibit 10.2 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.3*+	Employment Agreement, dated April 1, 2015, between the Registrant and Chaya Segelman (Filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.4*+	2015 Equity Incentive Plan, as amended and currently in effect (Filed as Exhibit 10.8 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.5*+	Share Option Agreement, dated May 1, 2015, between the Registrant and Joseph Segelman (Filed as Exhibit 10.5 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.6*	Securities Purchase Agreement dated as of December 23, 2015 by and among the Registrant and the Purchasers defined and identified therein (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.7*	Form of Secured Convertible Note issued under the Securities Purchase Agreement included as Exhibit 10.6 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.8*	Security Agreement dated as December 23, 2015 by and among the Company and the Collateral Agent and Secured Parties defined and identified therein. (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.9*	Corporate Guaranty dated as December 23, 2015 entered into by Australian Sapphire Corporation as guarantor for the benefit of the Collateral Agent and the Lenders defined and identified therein. (Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.10*	Guarantor Security Agreement dated as December 23, 2015 by and among Australian Sapphire Corporation as guarantor and the Collateral Agent and Secured Parties defined and identified therein delivered in connection with the Corporate Guaranty included as Exhibit 10.9. (Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.11*	Personal Guaranty dated as December 23, 2015 entered into by Joseph Segelman as guarantor for the benefit of the Collateral Agent and the Lenders defined and identified therein. (Filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.12*	Form of Common Stock Purchase Warrant issued under the Securities Purchase Agreement included as Exhibit 10.6 (Filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.13*	Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.14*	Assignment and Assumption Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.15*	Bill of Sale under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.16*	Confidentiality and Proprietary Rights Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.17*	Intellectual Property Assignment Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.18*	Securities Purchase Agreement dated as of November 10, 2016 by and among the Registrant and the Purchasers defined and identified therein (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

10.19*	Form of Secured Convertible Note issued under the Securities Purchase Agreement included as Exhibit 10.1 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

10.20*	Form of Common Stock Purchase Warrant issued under the Securities Purchase Agreement included as Exhibit 10.1 (Filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a).

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Reign Resources’ Annual Report on Form 10-K for the year ended December 31, 2016 are formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Shareholders’ Deficit, (iv) the Statements of Cash Flow, and (v) Notes to Financial Statements.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.

+	Management contract or compensatory plan

All references to Registrant’s Forms 8-K, 10-K and 10-Q include reference to File No. 000-55575

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Sigyn Therapeutics, Inc.
a Delaware corporation

Dated: March 21, 2022	By:	/s/ James Joyce
James Joyce
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 21, 2022	By:	/s/ Jeremy Ferrell
Jeremy Ferrell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 21, 2022	By:	/s/ Craig Roberts
Craig Roberts
Chief Technology Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Joyce	Chief Executive Officer and Chairman	March 21, 2022
James Joyce	(Principal Executive Officer)

/s/ Jeremy Ferrell	Chief Financial Officer	March 21, 2022
Jeremy Ferrell	(Principal Financial and Accounting Officer)

/s/ Craig Roberts	CTO and Director	March 21, 2022
Craig Roberts

SIGYN THERAPEUTICS, INC.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Sigyn Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sigyn Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years ended December 31, 2021, and the related notes (collectively referred to as the financial statements) . In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency, and negative cash flows from operating activities, therefore, the Company has stated that substantial doubt exists about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern

As described further in Note 2 to the consolidated financial statements, the Company has incurred losses each year from inception through December 31, 2021 and expects to incur additional losses in the future.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

We reviewed the Company’s working capital and liquidity ratios and forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

Inventory Valuation

As described in Note 3 to the consolidated financial statements, based on the significant advancement of Sigyn Therapy, the Company decided in the 4th quarter of 2021 to assess the value of retail business operations that were a focus of the Company prior to the merger transaction consummated on October 19, 2020. Related to this assessment, management determined the wholesale liquidation value of its sapphire gem inventory to be 5-10% of the previously reported retail value, based on communications with certified gemologists, the variance between retail and wholesale valuations, and current market conditions. As a result, the Company has valued the inventory at $50,000 and recorded an impairment of assets of $536,047 in the year ended December 31, 2021 and is classified in other expenses in the Consolidated Statements of Operations.

We evaluated and tested the certified gemologists inventory valuation report and subsequent company communications with this expert.

Paris Kreit & Chiu CPA LLP

(formerly known as Benjamin & Ko)

We have served as the Company’s auditor since 2021.

New York, New York

March 21, 2022

SIGYN THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

ASSETS
Current assets:
Cash	$340,956	$84,402
Accounts receivable	-	-
Inventories	50,000	586,047
Notes receivable	-	-
Other current assets	2,075	-
Total current assets	393,031	670,449

Property and equipment, net	28,046	1,728
Intangible assets, net	5,700	21,905
Operating lease right-of-use assets, net	262,771	-
Other assets	20,711	-
Total assets	$710,259	$694,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,674	$16,005
Accrued payroll and payroll taxes	1,072	59,707
Short-term convertible notes payable, less unamortized debt issuance costs of $53,614 and $97,832, respectively	647,202	518,668
Current portion of operating lease liabilities	46,091	-
Other current liabilities	179	523
Total current liabilities	734,218	594,903
Long-term liabilities:
Operating lease liabilities, net of current portion	240,625	-
Total long-term liabilities	240,625	-
Total liabilities	974,843	594,903

Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 37,295,803 and 35,201,513 shares issued and outstanding at December 31, 2021 and 2020, respectively	3,730	3,520
Additional paid-in capital	3,997,445	1,356,799
Accumulated deficit	(4,265,759)	(1,261,140)
Total stockholders’ equity (deficit)	(264,584)	99,179
Total liabilities and stockholders’ equity (deficit)	$710,259	$694,082

See accompanying notes to consolidated financial statements

SIGYN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020

Net revenues	$-	$-

Gross Profit	-	-

Operating expenses:
Marketing expenses	-	705
Research and development	734,014	419,362
General and administrative	1,274,203	496,367
Total operating expenses	2,008,217	916,434
Loss from operations	(2,008,217)	(916,434)

Other expense:
Impairment of assets	536,047	-
Interest expense	30,867	-
Interest expense - debt discount	368,205	-
Interest expense - original issuance costs	61,283	343,156
Total other expense	996,402	343,156

Loss before income taxes	(3,004,619)	(1,259,590)
Income taxes	-	-

Net loss	$(3,004,619)	$(1,259,590)

Net loss per share, basic and diluted	$(0.08)	$(0.17)

Weighted average number of shares outstanding
Basic and diluted	36,396,585	7,351,272

See accompanying notes to consolidated financial statements

SIGYN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2020	500,000	$50	$590	$(1,550)	$(910)
Common stock issued in conjunction with reverse merger	33,686,169	3,368	606,813	-	610,181
Warrants issued to third parties in conjunction with debt issuance	-	-	223,560	-	223,560
Beneficial conversion feature in conjunction with debt issuance	-	-	129,938	-	129,938
Common stock issued to third parties in conjunction with exchange of debt	1,015,344	102	395,898	-	396,000
Net loss	-	-	-	(1,259,590)	(1,259,590)
Balance as of December 31, 2020	35,201,513	$3,520	$1,356,799	$(1,261,140)	$99,179

Common stock issued to third party for services	188,000	19	249,081	-	249,100
Warrants issued to third parties in conjunction with debt issuance	-	-	188,069	-	188,069
Beneficial conversion feature in conjunction with debt issuance	-	-	101,972	-	101,972
Common stock and warrants issued for cash	1,492,000	149	1,864,851	-	1,865,000
Common stock issued in conjunction with cashless exercise of warrants	57,147	6	(6)	-	-
Common stock issued to third parties in conjunction with conversion of debt	357,143	36	236,679	-	236,715
Net loss	-	-	-	(3,004,619)	(3,004,619)
Balance as of December 31, 2021	37,295,803	$3,730	$3,997,445	$(4,265,759)	$(264,584)

See accompanying notes to consolidated financial statements

SIGYN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(3,004,619)	$(1,259,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,946	346
Amortization expense	16,205	10,954
Stock issued for services	249,100	-
Accretion of debt discount	368,205	275,333
Accretion of original issuance costs	61,283	67,823
Interest expense converted to notes payable	30,800	-
Impairment of assets	536,047	-
Changes in operating assets and liabilities:
Other current assets	(2,075)	-
Other assets	(20,711)	-
Accounts payable	23,669	15,095
Accrued payroll and payroll taxes	(58,635)	59,707
Other current liabilities	23,603	523
Net cash used in operating activities	(1,774,182)	(829,809)

Cash flows from investing activities:
Purchase of property and equipment	(29,264)	-
Website development costs	-	(10,799)
Net cash used in investing activities	(29,264)	(10,799)

Cash flows from financing activities:
Proceeds from short-term convertible notes	250,000	925,010
Repayment of short-term convertible notes	(55,000)	-
Common stock and warrants issued for cash	1,865,000	-
Net cash provided by financing activities	2,060,000	925,010

Net increase in cash	256,554	84,402

Cash at beginning of period	84,402	-
Cash at end of period	$340,956	$84,402

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature in conjunction with debt issuance	$101,972	$129,938
Warrants issued to third parties in conjunction with debt issuance	$188,069	$223,560
Original issue discount issued in conjunction with debt	$126,030	$85,495
Common stock issued to third parties in conjunction with conversion of debt	$236,715	$396,000
Issuance of common stock in conjunction with cashless exercise of warrants	$6	$-

See accompanying notes to consolidated financial statements

SIGYN THERAPEUTICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

Sigyn Therapeutics, Inc. (“Sigyn” or the “Company”) is a development-stage therapeutic technology company headquartered in San Diego, California USA. Our business focus is the clinical advancement of Sigyn Therapy, a multi-function blood purification technology designed to overcome the limitations of previous drugs and devices to treat life-threatening inflammatory disorders, including sepsis, the leading cause of hospital deaths worldwide.

We are advancing Sigyn Therapy to treat pathogen-associated conditions that precipitate sepsis and other high-mortality disorders that are not addressed with approved drug therapies. To address these unmet therapeutic needs, we designed Sigyn Therapy to extract pathogen sources of life-threating inflammation from the bloodstream in concert with the depletion of pro-inflammatory cytokines, whose dysregulated production (the cytokine storm) plays a prominent role in each of our therapeutic indication opportunities.

In addition to sepsis, our candidate treatment indications include, but are not limited to; emerging pandemic threats, drug resistant pathogens, hepatic encephalopathy, bridge to liver transplant, and community-acquired pneumonia (“CAP”), which is a leading cause of death among infectious diseases, the leading cause of death in children under five years of age, and a catalyst for approximately 50% of sepsis and septic shock cases.

Public Merger Agreement

On October 19, 2020, Sigyn Therapeutics, Inc, a Delaware corporation (the “Registrant”) formerly known as Reign Resources Corporation, completed a Share Exchange Agreement (the “Agreement”) with Sigyn Therapeutics, Inc., a private entity incorporated in the State of Delaware on October 19, 2019.

In the Share Exchange Agreement, we acquired 100% of the issued and outstanding shares of privately held Sigyn Therapeutics common stock in exchange for 75% of the fully paid and nonassessable shares of our common stock outstanding (the “Acquisition”). In conjunction with the transaction, we changed our name from Reign Resources Corporation to Sigyn Therapeutics, Inc. pursuant to an amendment to our articles of incorporation that was filed with the State of Delaware. Subsequently, our trading symbol was changed to SIGY. The Acquisition was treated as a “tax-free exchange” under Section 368 of the Internal Revenue Code of 1986 and resulted in the private Sigyn Therapeutics corporate entity becoming a wholly owned subsidiary known as Sigyn Medical Corporation. Upon the closing of the Acquisition, we appointed James A. Joyce and Craig P. Roberts to serve as members of our Board of Directors.

As of March 14, 2022, we have a total 37,295,803 shares issued and outstanding, of which 11,655,803 shares are held by non-affiliate shareholders.

About Sigyn Therapy

Our business focus is the clinical advancement of Sigyn Therapy, a multi-function blood purification technology designed to overcome the limitations of previous drugs and devices to treat life-threatening inflammatory disorders, including sepsis, the leading cause of hospital deaths worldwide.

We are advancing Sigyn Therapy to treat pathogen-associated conditions that precipitate sepsis and other high-mortality disorders that are not addressed with approved drug therapies. To address these unmet therapeutic needs, we designed Sigyn Therapy to extract pathogen sources of life-threating inflammation from the bloodstream in concert with the depletion of pro-inflammatory cytokines, whose dysregulated production (the cytokine storm) plays a prominent role in each of our therapeutic indication opportunities.

In addition to sepsis, our candidate treatment indications include, but are not limited to; emerging pandemic threats, drug resistant pathogens, hepatic encephalopathy, bridge to liver transplant, and CAP, which is a leading cause of death among infectious diseases, the leading cause of death in children under five years of age, and a catalyst for approximately 50% of sepsis and septic shock cases.

Post Public Merger Developments

Since the consummation of our public merger on October 19, 2020, we have advanced Sigyn Therapy from conceptual design to clinical application. We initiated and completed six (6) in vitro blood plasma studies that have validated the ability of Sigyn Therapy to address a broad-spectrum of relevant therapeutic targets, including endotoxin (gram-negative bacterial toxin); peptidoglycan and lipoteichoic acid (gram-positive bacterial toxins); viral pathogens (including SARS-CoV-2); hepatic toxins (ammonia, bile acid, and bilirubin); CytoVesicles (extracellular vesicles that transport inflammatory cytokine cargos); and tumor necrosis factor alpha (TNF alpha), interleukin-1 beta (IL-1b), and interleukin 6 (IL-6), which are pro-inflammatory cytokines whose dysregulated production (the cytokine storm) precipitate sepsis and play a prominent role in each of our therapeutic opportunities.

Subsequent to these milestone achievements, we announced the completion of in vivo animal studies on February 23, 2022, that demonstrated Sigyn Therapy to be safe and well tolerated.

In the studies, Sigyn Therapy was administered via standard dialysis machines utilizing conventional blood-tubing sets, for periods of up to six hours in eight (8) porcine (pig) subjects, each weighing approximately 40-45 kilograms. The studies were comprised of a pilot phase (two subjects), which evaluated the feasibility of the study protocol in the first-in-mammal use of Sigyn Therapy; and an expansion phase (six subjects) to further assess treatment safety and refine pre-treatment set-up and operating procedures. Sigyn Therapy was well tolerated by all eight animal subjects and no serious adverse events were reported in any treated animal subject. Important criteria for treatment safety – including hemodynamic parameters, serum chemistries and hematologic measurements – were stable across all subjects.

The studies were conducted by a clinical team at Innovative BioTherapies, Inc. (“IBT”), under a contract with the University of Michigan to utilize animal care, associated institutional review oversight, as well as surgical suite facilities located within the North Campus Research Complex. IBT is uniquely experienced in providing development services that support the clinical advancement of extracorporeal devices. The treatment protocol of the study was reviewed and approved by the University of Michigan Institutional Animal Care and Use Committee (IACUC).

We plan to incorporate the data resulting from our in vivo and invitro studies into an Investigational Device Exemption (IDE) that we are drafting for submission to the FDA to support the potential initiation of human clinical studies.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,265,759 at December 31, 2021, had a working capital deficit of approximately $341,000 at December 31, 2021, had net losses of $3,004,619 and $1,259,590 for the years ended December 31, 2021 and 2020, respectively, and net cash used in operating activities of $1,774,182 and $829,809 for the years ended December 31, 2021 and 2020, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

The Company’s cash is held in bank accounts in the United States and is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company has not experienced any cash losses.

Income Taxes

Income taxes are accounted for under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Balance Sheets in accordance with Accounting Standards Codification (“ASC”) ASC 740, Income Taxes, which established financial accounting and reporting standards for the effect of income taxes. The likelihood that its deferred tax assets will be recovered from future taxable income must be assessed and, to the extent that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance in a period are recorded through the income tax provision in the consolidated Statements of Operations.

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

Advertising and Marketing Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. The Company had no advertising expenses for year ended December 31, 2021 and had $705 for the year ended December 31, 2020.

Research and Development

All research and development costs are expensed as incurred. The Company incurred research and development expense of $734,014 and $419,362 for the years ended December 31, 2021 and 2020, respectively.

Inventories

In conjunction with the October 19, 2020 Share Exchange Agreement, the Company kept the gem inventory of Reign Resources Corporation. Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of December 31, 2021 and 2020, the Company carried primarily loose sapphire jewels, jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of December 31, 2021. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time.

Based on the significant advancement of Sigyn Therapy, the Company decided in the 4th quarter of 2021 to assess the value of retail business operations that were a focus of the Company prior to the merger transaction consummated on October 19, 2020.

Related to this assessment, management determined the wholesale liquidation value of its sapphire gem inventory to be 5-10% of the previously reported retail value, based on communications with certified gemologists, the variance between retail and wholesale valuations, and current market conditions. As a result, the Company has valued the inventory at $50,000 and recorded an impairment of assets of $536,047 in the year ended December 31, 2021 and is classified in other expenses in the consolidated Statements of Operations.

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

Our impairment analysis requires management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the undiscounted rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. As of December 31, 2021 and 2020, the Company had not experienced impairment losses on its long-lived assets.

Fair Value of Financial Instruments

The provisions of accounting guidance, Financial Accounting Standards Board (“FASB”) Topic ASC 825, Financial Instruments – Overall, requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2021 and 2020, the fair value of cash, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Stock-Based Compensation

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

Non-Employee Stock-Based Compensation

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Operations for fiscal year ended December 31, 2020, to reclass $391,906 of costs to research and development previously classified in general and administrative.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4 – EQUIPMENT

Equipment consisted of the following as of:

		December 31,	December 31,
	Estimated Life	2021	2020

Office equipment	5 years	$28,181	$1,787
Computer equipment	3 years	3,157	287
Accumulated depreciation		(3,292)	(346)
		$28,046	$1,728

Depreciation expense was $2,946 and $346 for the years ended December 31, 2021 and 2020, respectively, and is classified in general and administrative expenses in the Consolidated Statements of Operations.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Estimated life	December 31, 2021	December 31, 2020
Trademarks	3 years	$-	$22,060
Website	3 years	10,799	10,799
Accumulated amortization		(5,099)	(10,954)
		$5,700	$21,905

As of December 31, 2021, estimated future amortization expenses related to intangible assets were as follows:

Intangible Assets
2022	$3,600
2023	2,100
$5,700

The Company had amortization expense of $16,205 and $10,954 for the years ended December 31, 2021 and 2020, respectively.

On January 8, 2020, James Joyce, the Company’s CEO and Craig Roberts, the Company’s COO, assigned to the Company the rights to patent 62/881,740 pertaining to the devices, systems and methods for the broad-spectrum reduction of pro-inflammatory cytokines in blood.

NOTE 6 – CONVERTIBLE PROMISSORY DEBENTURES

Convertible notes payable consisted of the following:

	December 30, 2021	December 31, 2020

January 28, 2020 ($457,380) – 0% interest per annum outstanding principal and interest due October 20, 2022	$457,380	$385,000
June 23, 2020 ($60,500) – 0% interest per annum outstanding principal and interest due October 20, 2022	60,500	50,000
September 17, 2020 ($199,650) – 0% interest per annum outstanding principal and interest due October 20, 2022. On October 28, 2021, Osher elected to convert $16,714 of the aggregate principal amount of the Note of $199,650, into 42,857 common shares.	182,936	181,500

Total convertible notes payable	700,816	616,500
Original issue discount	(53,614)	(19,667)
Debt discount	-	(78,165)

Total convertible notes payable	$647,202	$518,668

Principal payments on convertible promissory debentures are due as follows:

Year ending December 31,
2022	$647,202

Current Noteholders

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

Osher – $60,500 (as amended on October 20, 2020 to $55,000)

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

On October 28, 2021, Osher elected to convert $16,714 of the aggregate principal amount of the Note of $199,650, into 42,857 common shares.

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

On February 19, 2021, the previous noteholder exercised the warrants pursuant to the cashless exercise provision of the warrant agreement into 57,147 common shares. The common shares have not been issued as of March 14, 2022.

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

On October 25, 2021, the previous noteholder elected to convert the aggregate principal amount of the Note, $110,000, into 157,143 common shares.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company has authorized 1,000,000,000 shares of par value $0.0001 common stock, of which 37,295,803 shares are outstanding at December 31, 2021.

Common Stock

The Company issued 500,000 restricted common shares to founder’s, valued at $50 (based on the par value on the date of grant) in exchange for patent rights. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

On November 3, 2021, the Company entered into a three-month Advertising and Marketing Consulting Agreement (“Agreement”) with a third party. The Company agreed to pay $20,000 per month and issue 15,000 shares of the Company’s common stock on the 60th day of the term of the Agreement. This common share issuance will be pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

On October 28, 2021, Osher elected to convert $16,714 of the aggregate principal amount of the Note of $199,650, into 42,857 common shares.

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

On February 19, 2021, a previous noteholder exercised the warrants pursuant to the cashless exercise provision of the warrant agreement into 57,147 common shares. The common shares have not been issued as of March 14, 2022.

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

Warrants

On October 22, 2021, the Company and Osher amended convertible debt agreements for the maturity date from October 20, 2021 to October 20, 2022. In exchange for the extension of the Note, the Company issued Osher 450,000 warrants to purchase an aggregate of 450,000 shares of the Company’s common stock, valued at $197,501 (based on the Black Scholes valuation model on the date of grant) (see Note 6). The warrants are exercisable for a period of five years at $1.00 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date. The Company is amortizing the value of the warrants ratably through October 20, 2022. The Company recorded $40,041 and $0 for the years ended December 31, 2021 and 2020, respectively, and is classified in other expenses in the consolidated Statements of Operations.

NOTE 8 – OPERATING LEASES

On May 27, 2021, the Company entered into a sixty-three month lease for its corporate office at $5,955 per month commencing June 15, 2021 maturing September 30, 2026. The Company accounts for this lease in accordance with ASC 842. Adoption of the standard resulted in the initial recognition of operating lease ROU asset of $290,827 and operating lease liability of $290,827 as of June 15, 2021.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Years ended December 31,

	2021	2020
Operating lease expense	$41,811	$-
Short term lease cost	$-	$-
Total lease expense	$41,811	$-

In accordance with ASC 842, other information related to leases was as follows:

Years ended December 31,	2021	2020
Operating cash flows from operating leases	$17,866	$-
Cash paid for amounts included in the measurement of lease liabilities	$17,866	$-

Weighted-average remaining lease term—operating leases	4.67 years	-
Weighted-average discount rate—operating leases	10%	-

In accordance with ASC 842, maturities of operating lease liabilities as of December 31, 2021 were as follows:

Operating
Year ending:	Lease
2022	$72,714
2023	74,895
2024	77,142
2025	79,456
2026	54,225
Total undiscounted cash flows	$358,431

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	4.67 years
Weighted-average discount rate	10%
Present values	$286,716

Lease liabilities—current	46,091
Lease liabilities—long-term	240,625
Lease liabilities—total	$286,716

Difference between undiscounted and discounted cash flows	$71,715

Operating lease cost was $41,811 and $0 for the years ended December 31, 2021 and 2020, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 5 and 7, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

Employment Agreements

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. Mr. Joyce’s compensation was approved by the Reign Resources Corporation Board of Directors on October 6, 2020 and was among conditions of the Share Exchange Agreement that was completed with Sigyn Therapeutics on October 19, 2020. The Company incurred compensation expense of $496,125 (including $18,542 of 2020 payroll paid in 2021) and $418,842, and employee benefits of $31,126 and $22,516, for the years ended December 31, 2021 and 2020, respectively.

Sigyn had no employment agreement with its CTO but still incurred compensation on behalf of the CTO. The Company incurred compensation expense of $259,000 and $233,981, and employee benefits of $21,704 and $22,024, for the years ended December 31, 2021 and 2020, respectively.

Bonus

On July 21, 2021, as a result of achieving certain milestones, the Board of Directors agreed to pay each of the Company’s CEO and CTO a performance bonus equal to 5% of their annual salary totaling $34,750.

NOTE 10 – INCOME TAXES

At December 31, 2021, net operating loss carry forwards for Federal and state income tax purposes totaling approximately $1,408,000 available to reduce future income which under the Tax Cuts and Jobs Act of 2018, allows for an indefinite carryforward period, with carryforwards limited to 80% of each subsequent year’s net income. There is no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

A reconciliation of the statutory income tax rates and the effective tax rate is as follows:

	December 31,
	2021	2020

Statutory U.S. federal rate	21.0%	21.0%
State income tax, net of federal benefit	7.0%	7.0%
Permanent differences	0.0%	0.0%
Valuation allowance	(28.0)%	(28.0)%

Provision for income taxes	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	December 31,
	2021	2020

Deferred tax assets:
Net operating loss carry forwards	$1,073,527	$352,912
Valuation allowance	(1,073,527)	(352,912)

	$-	$-

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

The following table sets forth the computation of basic and diluted net income per share:

	Years Ended December 31,
	2021	2020

Net loss attributable to the common stockholders	$(3,004,619)	$(1,259,590)

Basic weighted average outstanding shares of common stock	36,396,585	7,351,272
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	36,396,585	7,351,272

Loss per share:
Basic and diluted	$(0.08)	$(0.17)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2020 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended December 31, 2020 except for the following:

Mr. Ferrell was hired March 9, 2022 as the Company’s Chief Financial Officer. Mr. Ferrell receives an annual base salary of $250,000, plus discretionary bonus compensation not to exceed 40% of salary. Mr. Ferrell’s employment also provides for medical insurance, disability benefits and three months of severance pay if his employment is terminated without cause or due to a change in control. Additionally, Mr. Ferrell will be granted up to 600,000 options to purchase 600,000 of the Company’s common shares upon the implementation of a Company employee option plan.

Loan Payable

The Company borrows funds from its shareholders from time to time for working capital purposes. On March 16, 2022, the Company borrowed $100,000. This borrowing is non-interest bearing and due in 30 days.

