Form 10-Q
period 2022-03-31
Sigyn Therapeutics, Inc.
filed 2022-05-13
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, there were 37,295,803 shares of common stock outstanding.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$81,385	$340,956
Inventories	50,000	50,000
Other current assets	12,245	2,075
Total current assets	143,630	393,031

Property and equipment, net	26,342	28,046
Intangible assets, net	4,800	5,700
Operating lease right-of-use assets, net	251,931	262,771
Other assets	20,711	20,711
Total assets	$447,414	$710,259

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$196,147	$39,674
Short-term convertible notes payable, less unamortized debt issuance costs of $215,896 and $53,614, respectively	704,920	647,202
Current portion of operating lease liabilities	47,794	46,091
Other current liabilities	1,987	1,251
Total current liabilities	950,848	734,218
Long-term liabilities:
Operating lease liabilities, net of current portion	228,135	240,625
Total long-term liabilities	228,135	240,625
Total liabilities	1,178,983	974,843

Stockholders’ deficit:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 37,295,803 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3,730	3,730
Additional paid-in capital	4,208,506	3,997,445
Accumulated deficit	(4,943,805)	(4,265,759)
Total stockholders’ deficit	(731,569)	(264,584)
Total liabilities and stockholders’ deficit	$447,414	$710,259

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021

Net revenues	$-	$-

Gross Profit	-	-

Operating expenses:
Marketing expenses	250	82,250
Research and development	228,342	116,516
General and administrative	380,644	203,330
Total operating expenses	609,236	402,096
Loss from operations	(609,236)	(402,096)

Other expense:
Interest expense	31	-
Interest expense - debt discount	52,257	50,860
Interest expense - original issuance costs	16,522	8,726
Total other expense	68,810	59,586

Loss before income taxes	(678,046)	(461,682)
Income taxes	-	-

Net loss	$(678,046)	$(461,682)

Net loss per share, basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding Basic and diluted	37,295,803	35,266,601

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance as of December 31, 2020	35,201,513	$3,520	$1,356,799	$(1,261,140)	$99,179
Common stock issued to third party for services	47,000	5	82,245	-	82,250
Warrants issued to third parties in conjunction with debt issuance	-	-	113,910	-	113,910
Beneficial conversion feature in conjunction with debt issuance	-	-	86,090	-	86,090
Common stock issued in conjunction with cashless exercise of warrants	57,147	6	(6)	-	-
Net loss	-	-	-	(461,682)	(461,682)
Balance as of March 31, 2021	35,305,660	$3,531	$1,639,038	$(1,722,822)	$(80,253)

Balance as of December 31, 2021	37,295,803	$3,730	$3,997,445	$(4,265,759)	$(264,584)
Warrants issued to third parties in conjunction with debt issuance	-	-	162,362	-	162,362
Amortization of warrants issued in connection with a debt modification	-	-	48,699	-	48,699
Net loss	-	-	-	(678,046)	(678,046)
Balance as of March 31, 2022	37,295,803	$3,730	$4,208,506	$(4,943,805)	$(731,569)

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(678,046)	$(461,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,704	344
Amortization expense	900	10,354
Stock issued for services	-	82,250
Accretion of debt discount	52,257	50,860
Accretion of original issuance costs	16,522	8,726
Changes in operating assets and liabilities:
Other current assets	(10,170)	-
Accounts payable	156,473	28,055
Accrued payroll and payroll taxes	-	5,007
Other current liabilities	789	1,662
Net cash used in operating activities	(459,571)	(274,424)

Cash flows from investing activities:
Purchase of property and equipment	-	(2,871)
Net cash used in investing activities	-	(2,871)

Cash flows from financing activities:
Proceeds from short-term convertible notes	200,000	200,000
Net cash provided by financing activities	200,000	200,000

Net decrease in cash	(259,571)	(77,295)

Cash at beginning of period	340,956	84,402
Cash at end of period	$81,385	$7,107

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature in conjunction with debt issuance	$-	$86,090
Amortization of warrants issued in connection with a debt modification	$48,699	$-
Warrants issued to third parties in conjunction with debt issuance	$162,362	$113,910
Original issue discount issued in conjunction with debt	$20,000	$85,495

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

Sigyn Therapeutics, Inc. (“Sigyn” or the “Company”) is a development-stage therapeutic technology company headquartered in San Diego, California USA. Our business focus is the clinical advancement of Sigyn Therapy™, a multi-function blood purification technology designed to overcome the limitations of previous drugs and devices to treat life-threatening inflammatory disorders, including sepsis, the leading cause of hospital deaths worldwide.

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

In addition to sepsis, our candidate treatment indications include, but are not limited to; emerging pandemic threats, drug resistant pathogens, hepatic encephalopathy, bridge to liver transplant, and community-acquired pneumonia, which is a leading cause of death among infectious diseases, the leading cause of death in children under five years of age, and a catalyst for approximately 50% of sepsis and septic shock cases.

Merger Transaction

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

As of May 13, 2022, we have a total 37,295,803 shares issued and outstanding, of which 11,655,803 shares are held by non-affiliate stockholders.

Post Merger Developments

Since the consummation of our public merger on October 19, 2020, we advanced Sigyn Therapy from conceptual design to clinical application. We initiated and completed several in vitro studies that validated the ability of Sigyn Therapy to address a broad-spectrum of relevant therapeutic targets, including endotoxin (gram-negative bacterial toxin); peptidoglycan and lipoteichoic acid (gram-positive bacterial toxins); viral pathogens (including SARS-CoV-2); hepatic toxins (ammonia, bile acid, and bilirubin); CytoVesicles (extracellular vesicles that transport inflammatory cytokine cargos); and tumor necrosis factor alpha (TNF alpha), interleukin-1 beta (IL-1b), and interleukin 6 (IL-6), which are pro-inflammatory cytokines whose dysregulated production (the cytokine storm) precipitate sepsis and play a prominent role in each of our therapeutic opportunities. Subsequent to these in vitro milestones, we completed animal studies that demonstrated Sigyn Therapy to be safe and well tolerated.

We plan to incorporate the data collected from our post-merger studies into an Investigational Device Exemption (IDE) that we are drafting for submission to the U.S. Food and Drug Administration (“FDA”) to support the initiation of human clinical studies in the United States.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,943,805 at March 31, 2022, had a working capital deficit of $807,218 and $341,187 at March 31, 2022 and December 31, 2021, respectively, had a net loss of $678,046 and $461,682 for the three months ended March 31, 2022 and 2021, respectively, and net cash used in operating activities of $459,571 and $274,424 for the three months ended March 31, 2022 and 2021, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. The Company had advertising expenses of $250 and $82,250 for the three months ended March 31, 2022 and 2021, respectively.

Inventories

In conjunction with the October 19, 2020 Share Exchange Agreement, the Company kept the gem inventory of Reign Resources Corporation. Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of March 31, 2022 and December 31, 2021, the Company carried primarily loose sapphire jewels, jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of March 31, 2022. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time.

Based on the significant advancement of Sigyn Therapy, the Company decided in the 4th quarter of 2021 to assess the value of retail business operations that were a focus of the Company prior to the merger transaction consummated on October 19, 2020.

Related to this assessment, management determined the wholesale liquidation value of its sapphire gem inventory to be 5-10% of the previously reported retail value, based on communications with certified gemologists, the variance between retail and wholesale valuations, and current market conditions. As a result, the Company has valued the inventory at $50,000 and recorded an impairment of assets of $536,047 in the year ended December 31, 2021.

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

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. As of March 31, 2022 and December 31, 2021, the Company had not experienced impairment losses on its long-lived assets.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2022 and December 31, 2021, the fair value of cash, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Unaudited Condensed Consolidated Statements of Operations for three months ended March 31, 2021, to reclass $93,266 of costs to research and development previously classified in general and administrative. In addition, an adjustment has been made to the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2021, to reclass $1,072 of other current liabilities previously classified in accrued payroll and payroll taxes.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU No. 2020-06 in the first quarter of fiscal 2021, coinciding with the standard’s effective date, and had an immaterial impact from this standard s.

Other recently issued accounting updates are not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

		March 31,	December 31,
	Estimated Life	2022	2021

Office equipment	5 years	$28,181	$28,181
Computer equipment	3 years	3,157	3,157
Accumulated depreciation		(4,996)	(3,292)
		$26,342	$28,046

Depreciation expense was $1,704 and $344 for the three months ended March 31, 2022 and 2021, respectively, and is classified in general and administrative expenses in the unaudited condensed consolidated Statements of Operations.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Estimated life	March 31, 2022	December 31, 2021
Website	3 years	$10,799	$10,799
Accumulated amortization		(5,999)	(5,099)
		$4,800	$5,700

As of March 31, 2022, estimated future amortization expenses related to intangible assets were as follows:

Intangible Assets
2022 (remaining 9 months)	$2,100
2023	2,100
$4,800

The Company had amortization expense of $900 and $10,354 for the three months ended March 31, 2022 and 2021, respectively.

On January 8, 2020, James Joyce, the Company’s CEO and Craig Roberts, the Company’s CTO, assigned to the Company the rights to patent 62/881,740 pertaining to the devices, systems and methods for the broad-spectrum reduction of pro-inflammatory cytokines in blood.

NOTE 6 – Convertible Promissory DEBENTURES

Convertible notes payable consisted of the following:

	March 31, 2022	December 31, 2021

January 28, 2020 ($457,380) – 0% interest per annum outstanding principal and interest due October 20, 2022	$457,380	$457,380
June 23, 2020 ($60,500) – 0% interest per annum outstanding principal and interest due October 20, 2022	60,500	60,500
September 17, 2020 ($199,650) – 0% interest per annum outstanding principal and interest due October 20, 2022. On October 28, 2021, Osher elected to convert $16,714 of the aggregate principal amount of the Note of $199,650, into 42,857 common shares.	182,936	182,936
March 23, 2022 ($220,000) – 0% interest per annum outstanding principal and interest due October 23, 2023	220,000	-

Total convertible notes payable	920,816	700,816
Original issue discount	(57,092)	(53,614)
Debt discount	(158,804)	-

Total convertible notes payable	$704,920	$647,202

Principal payments on convertible promissory debentures are due as follows:

Year ending December 31,
2022	$700,816
2023	220,000
$920,816

Current Noteholders

Osher – $110,000

On March 23, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due March 23, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 220,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.50 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Brio – $110,000

On March 23, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund Ltd. (“Brio”) of (i) $110,000 aggregate principal amount of Note due March 23, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 220,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.50 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

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

Previous Noteholders

Previous notes were detailed in our Form 10-K filed on March 31, 2022. No changes occurred related to these notes during the period covered by this Form 10-Q.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company authorized 10,000,000 shares of par value $0.0001 preferred stock, of which none are issued and outstanding at March 31, 2022, and December 31, 2021, respectively.

Common Stock

The Company has authorized 1,000,000,000 shares of par value $0.0001 common stock, of which 37,295,803 shares are outstanding at March 31, 2022, and December 31, 2021, respectively.

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

On October 14, 2021, the Company issued a total of 47,000 shares of its common stock valued at $37,600 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for hosting webinar presentations with the financial community.

On July 14, 2021, the Company issued a total of 47,000 shares of its common stock valued at $47,000 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for hosting webinar presentations with the financial community.

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

On February 19, 2021, a previous noteholder exercised the warrants pursuant to the cashless exercise provision of the warrant agreement into 57,147 common shares. The common shares have not been issued as of May 13, 2022.

On January 14, 2021, the Company issued a total of 47,000 shares of its restricted common stock valued at $82,250 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry. This issuance was pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction exempt from registration.

Warrants

On October 22, 2021, the Company and Osher amended convertible debt agreements for the maturity date from October 20, 2021 to October 20, 2022. In exchange for the extension of the Note, the Company issued Osher 450,000 warrants to purchase an aggregate of 450,000 shares of the Company’s common stock, valued at $197,501 (based on the Black Scholes valuation model on the date of grant) (see Note 6). The warrants are exercisable for a period of five years at $1.00 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date. The Company is accreting the value of the warrants ratably through October 20, 2022. The Company recorded $48,699 and $0 for the three months ended March 31, 2022 and 2021, respectively, and is classified in other expenses in the consolidated Statements of Operations.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Three Months ended March 31,
	2022	2021
Operating lease expense	$17,919	$-
Short term lease cost	$-	$-
Total lease expense	$17,919	$-

In accordance with ASC 842, other information related to leases was as follows:

Three Months ended March 31,	2022	2021
Operating cash flows from operating leases	$17,866	$-
Cash paid for amounts included in the measurement of lease liabilities	$17,866	$-

Weighted-average remaining lease term—operating leases	4.67 years	-
Weighted-average discount rate—operating leases	10%	-

In accordance with ASC 842, maturities of operating lease liabilities as of March 31, 2022 were as follows:

Operating
Year ending:	Lease
2022 (remaining 9 months)	$54,848
2023	74,895
2024	77,142
2025	79,456
2026	54,225
Total undiscounted cash flows	$340,566

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	4.67 years
Weighted-average discount rate	10%
Present values	$275,928

Lease liabilities—current	47,794
Lease liabilities—long-term	228,135
Lease liabilities—total	$275,928

Difference between undiscounted and discounted cash flows	$64,638

Operating lease cost was $17,919 and $0 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 9 – Related Party Transactions

Other than as set forth below, and as disclosed in Notes 5 and 7, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

Employment Agreements

Mr. Ferrell was hired March 9, 2022 as the Company’s Chief Financial Officer. Mr. Ferrell receives an annual base salary of $250,000, plus discretionary bonus compensation not to exceed 40% of salary. Mr. Ferrell’s employment also provides for medical insurance, disability benefits and three months of severance pay if his employment is terminated without cause or due to a change in control. Additionally, Mr. Ferrell will be granted up to 600,000 options to purchase 600,000 of the Company’s common shares upon the implementation of a Company employee option plan. The Company incurred compensation expense of $10,417 and $0 and employee benefits of $1,140 and $0 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 10 – EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

Basic earnings (loss) per share are computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Basic and diluted earnings (loss) per share are the same since net losses for all periods presented and including the additional potential common shares would have an anti-dilutive effect.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2022	2021

Net loss attributable to the common stockholders	$(678,046)	$(461,682)

Basic weighted average outstanding shares of common stock	37,295,803	35,266,601
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	37,295,803	35,266,601

Loss per share:
Basic and diluted	$(0.02)	$(0.01)

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

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2022 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended March 31, 2022 except for the following:

On April 28, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “April 2022 Note”) totaling (i) $110,000 aggregate principal amount of April 2022 Note due April 28, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 220,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $0.50 per share.

On May 10, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “May 2022 Note”) totaling (i) $110,000 aggregate principal amount of Note due May 10, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 220,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $0.50 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Sigyn Therapeutics, Inc. for the period ended March 31, 2022 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Our Company

Sigyn Therapeutics, Inc. (“Sigyn” or the “Company”) is a development-stage therapeutic technology company headquartered in San Diego, California USA. Our business focus is the clinical advancement of Sigyn Therapy™, a multi-function blood purification technology designed to overcome the limitations of previous drugs and devices to treat life-threatening inflammatory disorders, including sepsis, the leading cause of hospital deaths worldwide.

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

In addition to sepsis, our candidate treatment indications include, but are not limited to; emerging pandemic threats, drug resistant pathogens, hepatic encephalopathy, bridge to liver transplant, and community-acquired pneumonia, which is a leading cause of death among infectious diseases, the leading cause of death in children under five years of age, and a catalyst for approximately 50% of sepsis and septic shock cases.

Recent Developments

Convertible Promissory Debentures

Osher – $110,000

On April 28, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “April 2022 Note”) totaling (i) $110,000 aggregate principal amount of April 2022 Note due April 28, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 220,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $0.50 per share.

Brio - $110,000

On May 10, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “May 2022 Note”) totaling (i) $110,000 aggregate principal amount of Note due May 10, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 220,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $0.50 per share.

Osher – $110,000

On March 23, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due March 23, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 220,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.50 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Brio – $110,000

On March 23, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund Ltd. (“Brio”) of (i) $110,000 aggregate principal amount of Note due March 23, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 220,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.50 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Operations for three months ended March 31, 2021, to reclass $93,266 of costs to research and development previously classified in general and administrative. In addition, an adjustment has been made to the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2021, to reclass $1,072 of other current liabilities previously classified in accrued payroll and payroll taxes.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following discussion represents a comparison of our results of operations for the three months ended March 31, 2022 and 2021. The results of operations for the periods shown in our audited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended March 31,
	2022	2021

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	609,236	402,096
Other expense	68,810	59,586
Net loss before income taxes and discontinued operations	$(678,046)	$(461,682)

Net Revenues

For the three months ended March 31, 2022 and 2021, we had no revenues.

Cost of Sales

For the three months ended March 31, 2022 and 2021, we had no cost of sales.

Operating expenses

Operating expenses increased by $207,140, or 51.5%, to $609,236 for three months ended March 31, 2022 from $402,096 for the three months ended March 31, 2021 primarily due to increases in professional fees of $35,610, compensation costs of $40,209, research and development costs of $111,826, depreciation costs of $1,360, rent expenses of $17,469, consulting fees of $76,642, and general and administration costs of $41,874, offset primarily by a decrease in investor relations costs of $26,395, marketing costs of $82,000, and amortization costs of $9,454, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended March 31, 2022, we had marketing expenses of $250, research and development costs of $228,342, and general and administrative expenses of $380,644 primarily due to professional fees of $53,494, compensation costs of $144,894, rent of $17,919, depreciation costs of $1,704, amortization costs of $900, investor relations costs of $10,105, consulting fees of $107,252, and general and administration costs of $44,377, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended March 31, 2021, we had marketing expenses of $82,250, research and development costs of $116,516, and general and administrative expenses of $203,330 primarily due to professional fees of $17,884, compensation costs of $104,685, rent of $450, depreciation and amortization costs of $10,698, investor relations costs of $36,500, consulting fees of $30,610, and general and administration costs of $2,503, as a result of adding administrative infrastructure for our anticipated business development.

Other Expense

Other expense for the three months ended March 31, 2022 totaled $68,810 primarily due to interest expense of $52,257 in conjunction with accretion of debt discount and interest expense of $16,522 in conjunction with accretion of original issuance discount, compared to other expense of $59,586 for the three months ended March 31, 2021 primarily due to interest expense of $50,860 in conjunction with accretion of debt discount and interest expense of $8,726 in conjunction with accretion of original issuance discount.

Net loss before income taxes

Net loss before income taxes and discontinued operations for the three months ended March 31, 2022 totaled $678,046 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, consulting fees, and general and administration costs compared to a loss of $461,682 for the three months ended March 31, 2021 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations, consulting fees, and general and administration costs.

Assets and Liabilities

Assets were $447,414 as of March 31, 2022. Assets consisted primarily of cash of $81,385, inventories of $50,000, other current assets of $12,245, equipment of $26,342, intangible assets of $4,800, operating lease right-of-use assets of $251,931, and other assets of $20,711. Liabilities were $1,178,983 as of March 31, 2022. Liabilities consisted primarily accounts payable of $196,147, convertible notes of $704,920, net of $215,896 of unamortized debt discount and debt issuance costs, operating lease liabilities of $275,929, and other current liabilities of $1,987.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,943,805 at March 31, 2022, had a working capital deficit of $807,218 and $341,187 at March 31, 2022 and December 31, 2020, respectively, had a net loss of $678,046 and $461,682 for the three months ended March 31, 2022 and 2021, respectively, and net cash used in operating activities of $459,571 and $274,424 for the three months ended March 31, 2022 and 2021, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had a decrease in cash flows for the three months ended March 31, 2022 of $259,571 resulting from cash used in operating activities of $459,571, offset partially by cash provided by financing activities of $200,000.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended March 31,
	2022	2021

Net cash provided by (used in):
Operating activities	$(459,571)	$(274,424)
Investing activities	-	(2,871)
Financing activities	200,000	200,000
	$(259,571)	$(77,295)

Cash Flows from Operating Activities – For the three months ended March 31, 2022, net cash used in operations was $459,571 compared to net cash used in operations of $274,424 for the three months ended March 31, 2021. Net cash used in operations was primarily due to a net loss of $678,046 for three months ended March 31, 2022 and the changes in operating assets and liabilities of $147,092, primarily due to the increase in accounts payable of $156,473, other current liabilities of $789, and other current assets of $10,170. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $1,704, amortization expense of $900, accretion of original issuance costs of $16,522, and accretion of debt discount of $52,257.

For the three months ended March 31, 2021, net cash used in operations was $274,424. Net cash used in operations was primarily due to a net loss of $461,682 for three months ended March 31, 2021 and the changes in operating assets and liabilities of $34,724, primarily due to the increase in accounts payable of $28,055, accrued payroll and payroll taxes of $5,007, and other current liabilities of $1,662. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $344, amortization expense of $10,354, stock issued for services of $82,250, accretion of original issuance costs of $8,726, and accretion of debt discount of $50,860.

Cash Flows from Investing Activities – For the three months ended March 31, 2022, net cash used in investing was none compared to cash flows from investing activities of $2,871 for the three months ended March 31, 2020 due to the purchase of property and equipment.

Cash Flows from Financing Activities – For the three months ended March 31, 2022 and 2021, net cash provided by financing was $200,000 and $200,000, respectively, due to proceeds from short term convertible notes.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of March 31, 2022, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the three months ended March 31, 2022 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ending March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 23, 2022, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “Note”) totaling (i) $220,000 aggregate principal amount of Note due March 23, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 440,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $0.50 per share.

On April 28, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “April 2022 Note”) totaling (i) $110,000 aggregate principal amount of April 2022 Note due April 28, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 220,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $0.50 per share.

On May 10, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “May 2022 Note”) totaling (i) $110,000 aggregate principal amount of Note due May 10, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 220,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $0.50 per share.

These issuances have been made pursuant to transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFTEY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended March 31, 2022, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMITON.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 22, 2015 and as currently in effect. (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

3.2*	Bylaws of the Registrant, as currently in effect (Filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.1*+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (Filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.2*+	Employment Agreement, dated April 1, 2015, between the Registrant and Joseph Segelman (Filed as Exhibit 10.2 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.3*+	Employment Agreement, dated April 1, 2015, between the Registrant and Chaya Segelman (Filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.4*+	2015 Equity Incentive Plan, as amended and currently in effect (Filed as Exhibit 10.8 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.5*+	Share Option Agreement, dated May 1, 2015, between the Registrant and Joseph Segelman (Filed as Exhibit 10.5 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.6*	Securities Purchase Agreement dated as of December 23, 2015 by and among the Registrant and the Purchasers defined and identified therein (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.7*	Form of Secured Convertible Note issued under the Securities Purchase Agreement included as Exhibit 10.6 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.8*	Security Agreement dated as December 23, 2015 by and among the Company and the Collateral Agent and Secured Parties defined and identified therein. (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.9*	Corporate Guaranty dated as December 23, 2015 entered into by Australian Sapphire Corporation as guarantor for the benefit of the Collateral Agent and the Lenders defined and identified therein. (Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.10*	Guarantor Security Agreement dated as December 23, 2015 by and among Australian Sapphire Corporation as guarantor and the Collateral Agent and Secured Parties defined and identified therein delivered in connection with the Corporate Guaranty included as Exhibit 10.9. (Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.11*	Personal Guaranty dated as December 23, 2015 entered into by Joseph Segelman as guarantor for the benefit of the Collateral Agent and the Lenders defined and identified therein. (Filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.12*	Form of Common Stock Purchase Warrant issued under the Securities Purchase Agreement included as Exhibit 10.6 (Filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.13*	Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.14*	Assignment and Assumption Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.15*	Bill of Sale under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.16*	Confidentiality and Proprietary Rights Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.17*	Intellectual Property Assignment Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.18*	Securities Purchase Agreement dated as of November 10, 2016 by and among the Registrant and the Purchasers defined and identified therein (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

10.19*	Form of Secured Convertible Note issued under the Securities Purchase Agreement included as Exhibit 10.1 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

10.20*	Form of Common Stock Purchase Warrant issued under the Securities Purchase Agreement included as Exhibit 10.1 (Filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.

+	Management contract or compensatory plan

All references to Registrant’s Forms 8-K, 10-K and 10-Q include reference to File No. 333-204486

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Sigyn Therapeutics, Inc. a Delaware corporation

Dated: May 13, 2022	By:	/s/ James Joyce
James Joyce
Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 13, 2022	By:	/s/ Jeremy Ferrell
Jeremy Ferrell
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 13, 2022	By:	/s/ Craig Roberts
Craig Roberts
Chief Technology Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Joyce	Chief Executive Officer and Director	May 13, 2022
James Joyce	(Principal Executive Officer)

/s/ Jeremy Ferrell	Chief Financial Officer	May 13, 2022
Jeremy Ferrell	(Principal Financial and Accounting Officer)

/s/ Craig Roberts	CTO and Director	May 13, 2022
Craig Roberts

