Form 10-Q
period 2022-06-30
Sigyn Therapeutics, Inc.
filed 2022-08-15
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 37,295,813 shares of common stock outstanding.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$7,291	$340,956
Inventories	50,000	50,000
Other current assets	47,706	2,075
Total current assets	104,997	393,031

Property and equipment, net	25,482	28,046
Intangible assets, net	3,900	5,700
Operating lease right-of-use assets, net	240,818	262,771
Other assets	20,711	20,711
Total assets	$395,908	$710,259

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$299,317	$39,853
Accrued payroll and payroll taxes	69,842	1,072
Short-term convertible notes payable, less unamortized debt issuance costs of $333,097 and $53,614, respectively	945,219	647,202
Current portion of operating lease liabilities	49,545	46,091
Total current liabilities	1,363,923	734,218
Long-term liabilities:
Operating lease liabilities, net of current portion	215,146	240,625
Total long-term liabilities	215,146	240,625
Total liabilities	1,579,069	974,843

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 37,295,813 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3,730	3,730
Additional paid-in capital	4,423,239	3,997,445
Accumulated deficit	(5,610,130)	(4,265,759)
Total stockholders’ deficit	(1,183,161)	(264,584)
Total liabilities and stockholders’ deficit	$395,908	$710,259

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021

Net revenues	$-	$-	$-	$-

Gross Profit	-	-	-	-

Operating expenses:
Marketing expenses	381	164,500	131	82,250
Research and development	383,025	256,252	154,683	139,736
General and administrative	758,625	423,163	377,981	219,832
Total operating expenses	1,142,031	843,915	532,795	441,818
Loss from operations	(1,142,031)	(843,915)	(532,795)	(441,818)

Other expense:
Interest expense	31	-	-	-
Interest expense - debt discount	160,854	236,642	108,597	185,783
Interest expense - original issuance costs	41,455	30,986	24,933	22,260
Total other expense	202,340	267,628	133,530	208,043

Loss before income taxes	(1,344,371)	(1,111,543)	(666,325)	(649,861)
Income taxes	-	-	-	-

Net loss	$(1,344,371)	$(1,111,543)	$(666,325)	$(649,861)

Net loss per share, basic and diluted	$(0.04)	$(0.03)	$(0.02)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	37,295,803	35,841,627	37,295,803	36,410,334

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance as of December 31, 2020	35,201,513	$3,520	$1,356,799	$(1,261,140)	$99,179
Common stock issued to third party for services	47,000	5	82,245	-	82,250
Warrants issued to third parties in conjunction with debt issuance	-	-	113,910	-	113,910
Beneficial conversion feature in conjunction with debt issuance	-	-	86,090	-	86,090
Net loss	-	-	-	(461,682)	(461,682)
Balance as of March 31, 2021	35,248,513	$3,525	$1,639,044	$(1,722,822)	$(80,253)

Common stock issued to third party for services	47,000	5	82,245	-	82,250
Warrants issued to third parties in conjunction with debt issuance	-	-	34,118	-	34,118
Beneficial conversion feature in conjunction with debt issuance	-	-	15,882	-	15,882
Common stock issued for cash	1,172,000	118	1,464,882	-	1,465,000
Common stock issued to third parties in conjunction with conversion of debt	157,143	16	109,984	-	110,000
Net loss	-	-	-	(649,861)	(649,861)
Balance as of June 30, 2021	36,624,656	$3,663	$3,346,157	$(2,372,683)	$977,137

Balance as of December 31, 2021	37,295,803	$3,730	$3,997,445	$(4,265,759)	$(264,584)
Warrants issued to third parties in conjunction with debt issuance	-	-	162,362	-	162,362
Amortization of warrants issued in connection with a debt modification	-	-	48,699	-	48,699
Net loss	-	-	-	(678,046)	(678,046)
Balance as of March 31, 2022	37,295,803	$3,730	$4,208,506	$(4,943,805)	$(731,569)

Warrants issued to third parties in conjunction with debt issuance	-	-	168,991	-	168,991
Amortization of warrants issued in connection with a debt modification	-	-	49,240	-	49,240
Fees associated with filing of Form S-1	-	-	(3,498)	-	(3,498)
Net loss	-	-	-	(666,325)	(666,325)
Balance as of June 30, 2022	37,295,803	$3,730	$4,423,239	$(5,610,130)	$(1,183,161)

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(1,344,371)	$(1,111,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,423	847
Amortization expense	1,800	14,406
Stock issued for services	-	164,500
Accretion of debt discount	160,854	236,644
Accretion of original issuance costs	41,455	30,986
Changes in operating assets and liabilities:
Other current assets	(45,631)	(27,370)
Other assets	-	(20,711)
Accounts payable	259,464	24,661
Accrued payroll and payroll taxes	68,698	5,020
Other current liabilities	-	1,026
Net cash used in operating activities	(854,308)	(681,534)

Cash flows from investing activities:
Purchase of property and equipment	(859)	(2,871)
Net cash used in investing activities	(859)	(2,871)

Cash flows from financing activities:
Proceeds from short-term convertible notes	525,000	250,000
Repayment of short-term convertible notes	-	(55,000)
Common stock issued for cash	-	1,465,000
Fees associated with filing of Form S-1	(3,498)	-
Net cash provided by financing activities	521,502	1,660,000

Net decrease in cash	(333,665)	975,595

Cash at beginning of period	340,956	84,402
Cash at end of period	$7,291	$1,059,997

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature in conjunction with debt issuance	$-	$101,972
Amortization of warrants issued in connection with a debt modification	$97,939	$-
Warrants issued to third parties in conjunction with debt issuance	$331,353	$148,028
Original issue discount issued in conjunction with debt	$52,500	$25,000
Common stock issued to third parties in conjunction with conversion of debt	$-	$110,000

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

Sigyn Therapeutics, Inc. (“Sigyn” or the “Company”) is a development-stage medical technology company headquartered in San Diego, California. Our focus is directed toward the creation of therapeutic solutions that address unmet needs in global health.

Sigyn Therapy™ is a broad-spectrum blood purification technology to address life-threatening infections and inflammatory disorders for which effective drug therapies are not available. Sigyn Therapy extracts pathogen sources of life-threatening inflammation in concert with dampening down the dysregulated overproduction of inflammatory cytokines (the cytokine storm), which plays a prominent role in each of our candidate treatment indications.

Based on its unprecedented ability to isolate and remove viral pathogens, bacterial toxins, and inflammatory cytokines from the bloodstream, Sigyn Therapy is a candidate to treat pathogen-associated sepsis (leading cause of hospital deaths), community acquired pneumonia (a leading cause of death among infectious diseases), emerging pandemic threats, and hyperinflammation & endotoxemia in end-stage renal disease patients.

Since initiating the development of Sigyn Therapy in 2020, we completed a series of in vitro studies that demonstrated the ability of Sigyn Therapy to extract pathogen sources of inflammation from human blood plasma. These include endotoxin (a gram-negative bacterial toxin), peptidoglycan and lipoteichoic acid (gram-positive bacterial toxins), and viral pathogens, including COVID-19.

We also completed studies that demonstrated the ability of Sigyn Therapy to extract inflammatory cytokines from human blood plasma. These include interleukin-1 beta (IL-1b), interleukin-6 (IL-6), and tumor necrosis factor alpha (TNF-a). In a related study, we reduced the circulating presence of 104 nanometer liposomes as a model to evaluate the potential of Sigyn Therapy to address CytoVesicles that transport inflammatory cytokine cargos throughout the bloodstream.

Additionally, we validated the rapid reduction of hepatic (liver) toxins from human blood plasma, which included ammonia, bile acid and bilirubin. Based on these outcomes, we may further investigate the potential of Sigyn Therapy to address acute forms of liver failure.

Subsequent to our in vitro milestone achievements, we completed in vivo animal studies at the University of Michigan, which demonstrated Sigyn Therapy to be well tolerated. In the studies, Sigyn Therapy was administered via standard dialysis machines utilizing conventional blood-tubing sets, for periods up to six hours in eight porcine (pig) subjects. Important criteria for treatment safety, including hemodynamic parameters, serum chemistries and hematologic measurements, were stable across all eight subjects.

The data resulting from our in vivo and in vitro studies is being incorporated into an Investigational Device Exemption (IDE) that we are drafting for submission to the U.S. Food and Drug Administration (“FDA”) to support the potential initiation of human feasibility studies in the United States.

Merger Transaction

On October 19, 2020, Sigyn Therapeutics, Inc, a Delaware corporation (the “Registrant”) formerly known as Reign Resources Corporation, completed a Share Exchange Agreement (the “Agreement”) with Sigyn Therapeutics, Inc., a private entity incorporated in the State of Delaware on October 19, 2019.

In the Share Exchange Agreement, we acquired 100% of the issued and outstanding shares of privately held Sigyn Therapeutics common stock in exchange for 75% of the fully paid and nonassessable shares of our common stock outstanding (the “Acquisition”). In conjunction with the transaction, we changed our name from Reign Resources Corporation to Sigyn Therapeutics, Inc. pursuant to an amendment to our articles of incorporation that was filed with the State of Delaware. Subsequently, our trading symbol was changed to SIGY. The Acquisition was treated by the Company as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For accounting purposes, Sigyn is considered to have acquired Reign Resources Corporation as the accounting acquirer because: (i) Sigyn stockholders own 75% of the combined company, on an as-converted basis, immediately following the Closing Date, (ii) Sigyn directors hold a majority of board seats in the combined company and (iii) Sigyn management held all key positions in the management of the combined company. Accordingly, Sigyn’s historical results of operations will replace Reign Resources Corporation’s historical results of operations for all periods prior to the Acquisition and, for all periods following the Acquisition, the results of operations of the combined company will be included in the Company’s financial statements. The Acquisition was treated as a “tax-free exchange” under Section 368 of the Internal Revenue Code of 1986 and resulted in the private Sigyn Therapeutics corporate entity (established on October 29, 2019) to become a wholly owned subsidiary of Reign Resources Corporation. Among the conditions for closing the acquisition, the Reign Resources Corporation extinguished all previously reported liabilities, its preferred class of shares, and all stock purchase options. As a result, the reported liabilities totaling $3,429,516 were converted into a total of 7,907,351 common shares. Additionally, assets held on the books of Reign Resources Corporation, such as Gem inventory, was kept in the Company and therefore recorded as assets on the Share Exchange date. Upon the closing of the Acquisition, we appointed James A. Joyce and Craig P. Roberts to serve as members of our Board of Directors.

As of August 15, 2022, we have a total 37,295,813 shares issued and outstanding, of which 11,655,813 shares are held by non-affiliate stockholders.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $5,610,130 at June 30, 2022 and $4,265,759 at December 31, 2021, had a working capital deficit of $1,258,926 and $341,187 at June 30, 2022 and December 31, 2021, respectively, had a net loss of $1,344,371 and $1,111,543 for the six months ended June 30, 2022 and 2021, respectively, and net cash used in operating activities of $854,308 and $681,534 for the six months ended June 30, 2022 and 2021, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. The Company had advertising expenses of $131 and $381 and $82,250 and $164,500 for the three and six months ended June 30, 2022 and 2021, respectively.

Inventories

In conjunction with the October 19, 2020 Share Exchange Agreement, the Company kept the gem inventory of Reign Resources Corporation. Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of June 30, 2022 and December 31, 2021, the Company carried primarily loose sapphire jewels, jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of June 30, 2022. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time.

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

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. As of June 30, 2022 and December 31, 2021, the Company had not experienced impairment losses on its long-lived assets.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2022 and December 31, 2021, the fair value of cash, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815, Derivatives and Hedging, to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20, Debt with Conversion and Other Options, for consideration of any beneficial conversion feature.

Derivative Financial Instruments

The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Monte Carlo simulations to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. There were no derivative financial instruments as of June 30, 2022 and December 31, 2021 and no charges or credits to income for the three and six months ended June 30, 2022.

Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash or equity (such as warrants). These costs are amortized to interest expense through the maturity of the debt. If a conversion of the underlying debt occurs prior to maturity a proportionate share of the unamortized amounts is immediately expensed. Any unamortized debt issue costs and debt discount are presented net of the related debt on the consolidated balance sheets.

Original Issue Discount

For certain convertible debt issued, the Company may provide the debt holder with an original issue discount. The original issue discount would be recorded to debt discount, reducing the face amount of the note and is amortized to interest expense through the maturity of the debt. If a conversion of the underlying debt occurs prior to maturity a proportionate share of the unamortized amounts is immediately expensed. Any unamortized original issue discounts are presented net of the related debt on the consolidated balance sheets.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

		June 30,	December 31,
	Estimated Life	2022	2021

Office equipment	5 years	$29,040	$28,181
Computer equipment	3 years	3,157	3,157
Accumulated depreciation		(6,715)	(3,292)
		$25,482	$28,046

Depreciation expense was $1,719 and $3,423 and $503 and $847 for the three and six months ended June 30, 2022 and 2021, respectively, and is classified in general and administrative expenses in the unaudited condensed consolidated Statements of Operations.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Estimated life	June 30, 2022	December 31, 2021
Website	3 years	$10,799	$10,799
Accumulated amortization		(6,899)	(5,099)
		$3,900	$5,700

As of June 30, 2022, estimated future amortization expenses related to intangible assets were as follows:

Intangible Assets
2022 (remaining 6 months)	$1,800
2023	2,100
$3,900

The Company had amortization expense of $900 and $1,800 and $4,052 and $14,406 for the three and six months ended June 30, 2022 and 2021, respectively.

On January 8, 2020, James Joyce, the Company’s CEO and Craig Roberts, the Company’s CTO, assigned to the Company the rights to patent 62/881,740 pertaining to the devices, systems and methods for the broad-spectrum reduction of pro-inflammatory cytokines in blood.

NOTE 6 – Convertible Promissory DEBENTURES

Convertible notes payable consisted of the following:

	June 30, 2022	December 31, 2021

January 28, 2020 ($457,380) – 0% interest per annum outstanding principal and interest due October 20, 2022 (“Note 1”)	$457,380	$457,380
June 23, 2020 ($60,500) – 0% interest per annum outstanding principal and interest due October 20, 2022 (“Note 2”)	60,500	60,500
September 17, 2020 ($199,650) – 0% interest per annum outstanding principal and interest due October 20, 2022. On October 28, 2021, Osher elected to convert $16,714 of the aggregate principal amount of the Note of $199,650, into 42,857 common shares (“Note 3”).	182,936	182,936
March 23, 2022 ($220,000) – 0% interest per annum outstanding principal and interest due March 23, 2023 (“Note 4”)	220,000	-
April 28, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due April 28, 2023 (“Note 5”)	110,000	-
May 10, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due May 10, 2023 (“Note 6”)	110,000	-
June 1, 2022 ($55,000) – 0% interest per annum outstanding principal and interest due June 1, 2023 (“Note 7”)	55,000	-
June 22, 2020 ($82,500) – 0% interest per annum outstanding principal and interest due June 22, 2023 (“Note 8”)	82,500	-

Total convertible notes payable	1,278,316	700,816
Original issue discount	(64,659)	(53,614)
Debt discount	(268,438)	-

Total convertible notes payable	$945,219	$647,202

Principal payments on convertible promissory debentures are due as follows:

Year ending December 31,
2022	$700,816
2023	577,500
$1,278,316

Changes in convertible notes were as follows:

	Note 1	Note 2	Note 3	Note 4	Note 5	Note 6	Note 7	Note 8	Totals
Convertible notes payable as of January 1, 2021	$385,000	$50,000	$181,500	$-	$-	$-	$-	$-	$616,500
Extension of convertible note payable	72,380	10,500	18,150	-	-	-	-	-	101,030
Exchange of convertible note payable for common stock	-	-	(16,714)	-	-	-	-	-	(16,714)
Convertible notes payable, net, as of December 31, 2021	457,380	60,500	182,936	-	-	-	-	-	700,816

Convertible notes payable issued in 2022	-	-	-	220,000	110,000	110,000	55,000	82,500	577,500
Convertible notes payable as of June 30, 2022	$457,380	$60,500	$182,936	$220,000	$110,000	$110,000	$55,000	$82,500	$1,278,316

Changes in note discounts were as follows:

	Note 1	Note 2	Note 3	Note 4	Note 5	Note 6	Note 7	Note 8	Totals
Note discounts as of January 1, 2021	$73,418	$5,830	$18,584	$-	$-	$-	$-	$-	$97,832
Note discounts in conjunction with extension of convertible note	41,580	5,500	18,150	-	-	-	-	-	65,230
2021 accretion of note discounts	(80,822)	(6,809)	(21,817)	-	-	-	-	-	(109,448)
Note discounts as of December 31, 2021	34,176	4,521	14,917	-	-	-	-	-	53,614

Note discounts issued in conjunction with debt	-	-	-	182,362	60,874	60,877	31,303	48,437	383,853
2022 accretion of note discounts	(20,620)	(2,727)	(9,000)	(49,462)	(10,507)	(8,506)	(2,487)	(1,061)	(104,370)
Note discounts as of June 30, 2022	$13,556	$1,794	$5,917	$132,900	$50,367	$52,371	$28,816	$47,376	$333,097

Convertible notes payable, net, as of December 31, 2021	$423,204	$55,979	$168,019	$-	$-	$-	$-	$-	$647,202
Convertible notes payable, net, as of June 30, 2022	$443,824	$58,706	$177,019	$87,100	$59,633	$57,629	$26,184	$35,124	$945,219

2021 Effective interest rate	24%	11%	12%	-%	-%	-%	-%	-%	16%
2022 Effective interest rate	5%	5%	5%	22%	10%	8%	5%	1%	8%

Current Noteholders

Osher – $82,500

On June 22, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $82,500 aggregate principal amount of Note due June 22, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 165,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $75,000 which was issued at a $7,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.50 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Osher – $55,000

On June 1, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $55,000 aggregate principal amount of Note due June 1, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 110,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $50,000 which was issued at a $5,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.50 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Brio – $110,000

On May 10, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund Ltd. (“Brio”) of (i) $110,000 aggregate principal amount of Note due May 10, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 220,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.50 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Osher – $110,000

On April 28, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due April 28, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 220,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.50 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

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

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company authorized 10,000,000 shares of par value $0.0001 preferred stock, of which none are issued and outstanding at June 30, 2022, and December 31, 2021, respectively.

Common Stock

The Company has authorized 1,000,000,000 shares of par value $0.0001 common stock, of which 37,295,813 shares are outstanding as of June 30, 2022, and December 31, 2021, respectively.

Warrants

On October 22, 2021, the Company and Osher amended convertible debt agreements for the maturity date from October 20, 2021 to October 20, 2022. In exchange for the extension of the Note, the Company issued Osher 450,000 warrants to purchase an aggregate of 450,000 shares of the Company’s common stock, valued at $197,501 (based on the Black Scholes valuation model on the date of grant) (see Note 6). The warrants are exercisable for a period of five years at $1.00 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date. The Company is accreting the value of the warrants ratably through October 20, 2022. The Company recorded $48,699 and $0 for the three months ended June 30, 2022 and 2021, respectively, and is classified in other expenses in the consolidated Statements of Operations. See Notes 6 and 7 for further warrant discussions.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Six Months ended June 30,		Three Months ended June 30,
	2022	2021	2022	2021
Operating lease expense	$35,838	$3,289	$17,919	$3,289
Short term lease cost	$-	$-	$-	$-
Total lease expense	$35,838	$3,289	$17,919	$3,289

In accordance with ASC 842, other information related to leases was as follows:

Six Months Ended June 30	2022	2021
Operating cash flows from operating leases	$35,910	$3,919
Cash paid for amounts included in the measurement of lease liabilities	$35,910	$3,919

Weighted-average remaining lease term—operating leases	4.2 years	5.2 years
Weighted-average discount rate—operating leases	10%	10%

In accordance with ASC 842, maturities of operating lease liabilities as of June 30, 2022 were as follows:

Operating
Year ending:	Lease
2022 (remaining 6 months)	$36,803
2023	74,895
2024	77,142
2025	79,456
2026	54,225
Total undiscounted cash flows	$322,521

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	4.2 years
Weighted-average discount rate	10%
Present values	$264,691

Lease liabilities—current	49,545
Lease liabilities—long-term	215,146
Lease liabilities—total	$264,691

Difference between undiscounted and discounted cash flows	$57,830

Operating lease cost was $17,919 and $35,838 and $3,289 and $3,289 for the three and six months ended June 30, 2022 and 2021, respectively.

NOTE 9 – Related Party Transactions

Other than as set forth below, and as disclosed in Notes 5 and 7, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

Employment Agreements

Mr. Ferrell was hired March 9, 2022 as the Company’s Chief Financial Officer. Mr. Ferrell receives an annual base salary of $250,000, plus discretionary bonus compensation not to exceed 40% of salary. Mr. Ferrell’s employment also provides for medical insurance, disability benefits and three months of severance pay if his employment is terminated without cause or due to a change in control. Additionally, Mr. Ferrell will be granted up to 600,000 options to purchase 600,000 of the Company’s common shares upon the implementation of a Company employee option plan. The Company incurred compensation expense of $63,588 and $74,004 and $0 and $0 and employee benefits of $6,365 and $7,716 and $0 and $0 for the three and six months ended June 30, 2022 and 2021, respectively.

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

The following table sets forth the computation of basic and diluted net income per share:

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021

Net loss attributable to the common stockholders	$(1,344,371)	$(1,111,543)	$(666,325)	$(649,861)

Basic weighted average outstanding shares of common stock	37,295,803	35,841,627	37,295,803	36,410,334
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	37,295,803	35,841,627	37,295,803	36,410,334

Loss per share:
Basic and diluted	$(0.04)	$(0.03)	$(0.02)	$(0.02)

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

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2022 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended June 30, 2022 except for the following:

In July 2022, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “July 2022 Notes”) totaling (i) $313,500 aggregate principal amount of Note (total of $285,000 cash was received) due in various dates in July 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 627,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $0.50 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Sigyn Therapeutics, Inc. for the period ended June 30, 2022 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Recent Developments

Convertible Promissory Debentures

July 2022

In July 2022, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “July 2022 Notes”) totaling (i) $313,500 aggregate principal amount of Note (total of $285,000 cash was received) due in various dates in July 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 627,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $0.50 per share.

Osher – $82,500

On June 22, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $82,500 aggregate principal amount of Note due June 22, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 165,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $75,000 which was issued at a $7,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.50 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Osher – $55,000

On June 1, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $55,000 aggregate principal amount of Note due June 1, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 110,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $50,000 which was issued at a $5,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.50 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Brio – $110,000

On May 10, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund Ltd. (“Brio”) of (i) $110,000 aggregate principal amount of Note due May 10, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 220,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.50 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Osher – $110,000

On April 28, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due April 28, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 220,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.50 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

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

Business Overview

Sigyn Therapeutics, Inc. (“Sigyn” or the “Company”) is a development-stage medical technology company headquartered in San Diego, California. Our focus is directed toward the creation of therapeutic solutions that address unmet needs in global health.

Sigyn Therapy™ is a broad-spectrum blood purification technology to address life-threatening infections and inflammatory disorders for which effective drug therapies are not available. Sigyn Therapy extracts pathogen sources of life-threatening inflammation in concert with dampening down the dysregulated overproduction of inflammatory cytokines (the cytokine storm), which plays a prominent role in each of our candidate treatment indications.

Based on its unprecedented ability to isolate and remove viral pathogens, bacterial toxins, and inflammatory cytokines from the bloodstream, Sigyn Therapy is a candidate to treat pathogen-associated sepsis (leading cause of hospital deaths), community acquired pneumonia (a leading cause of death among infectious diseases), emerging pandemic threats, and hyperinflammation & endotoxemia in end-stage renal disease patients.

Since initiating the development of Sigyn Therapy in 2020, we completed a series of in vitro studies that demonstrated the ability of Sigyn Therapy to extract pathogen sources of inflammation from human blood plasma. These include endotoxin (a gram-negative bacterial toxin), peptidoglycan and lipoteichoic acid (gram-positive bacterial toxins), and viral pathogens, including COVID-19.

We also completed studies that demonstrated the ability of Sigyn Therapy to extract inflammatory cytokines from human blood plasma. These include interleukin-1 beta (IL-1b), interleukin-6 (IL-6), and tumor necrosis factor alpha (TNF-a). In a related study, we reduced the circulating presence of 104 nanometer liposomes as a model to evaluate the potential of Sigyn Therapy to address CytoVesicles that transport inflammatory cytokine cargos throughout the bloodstream.

Additionally, we validated the rapid reduction of hepatic (liver) toxins from human blood plasma, which included ammonia, bile acid and bilirubin. Based on these outcomes, we may further investigate the potential of Sigyn Therapy to address acute forms of liver failure.

Subsequent to our in vitro milestone achievements, we completed in vivo animal studies at the University of Michigan, which demonstrated Sigyn Therapy to be well tolerated. In the studies, Sigyn Therapy was administered via standard dialysis machines utilizing conventional blood-tubing sets, for periods up to six hours in eight porcine (pig) subjects. Important criteria for treatment safety, including hemodynamic parameters, serum chemistries and hematologic measurements, were stable across all eight subjects.

The data resulting from our in vivo and in vitro studies is being incorporated into an Investigational Device Exemption (IDE) that we are drafting for submission to the U.S. Food and Drug Administration (“FDA”) to support the potential initiation of human feasibility studies in the United States.

Sigyn Therapy Mechanism of Action

To overcome the limitations of previous drug and device therapies, we designed Sigyn Therapy to have an expansive- mechanism of action. Pre-clinical invitro studies have demonstrated the ability of Sigyn Therapy the deplete the presence of viral pathogens, bacterial toxins, and inflammatory mediators from human blood plasma. Such capabilities establish Sigyn Therapy as a candidate to treat pathogen-associated conditions that precipitate Sepsis, Community Acquired Pneumonia, Emerging Bioterror and Pandemic threats, and End-Stage Renal Disease with endotoxemia and elevated inflammatory cytokine production.

To support widespread implementation, Sigyn Therapy is a single-use disposable device that is deployable on the global infrastructure of hemodialysis and continuous renal replacement therapy (CRRT) machines already located in hospitals and clinics. To reduce the risk of blood clotting and hemolysis, the anticoagulant heparin is administered, which is the standard-of-care drug administered in dialysis and CRRT therapies. During animal studies conducted at the University of Michigan, Sigyn Therapy was deployed for use on a hemodialysis machine manufactured by Fresenius Medical Care, the global leader in the dialysis industry.

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

Sigyn Therapy is not constrained by such limitations as active adsorbent components are maintained within Sigyn Therapy and not introduced into the body. As a result, we are able to incorporate a substantial quantity of adsorbent components to capture therapeutic targets outside of the body as they circulate through Sigyn Therapy. Each adsorbent component has differing capture characteristics that contribute to optimizing the ability of Sigyn Therapy to address a broad-spectrum of pathogenic and inflammatory targets that precipitate the cytokine storm that underlies sepsis and other life-threatening inflammatory disorders.

The adsorbent components incorporated within Sigyn Therapy provide more than 200,000 square meters (~50 acres) of surface area on which to adsorb and remove circulating viruses, bacterial toxins, and inflammatory mediators. Beyond an immense capacity to deplete circulating therapeutic targets, Sigyn Therapy is also highly efficient. Based on blood flow rates of 350ml/min, a patient’s entire bloodstream can pass through Sigyn Therapy more than fifteen times during a single four-hour treatment period.

From a technical perspective, Sigyn Therapy is a 325mm long polycarbonate column that internally contains polyethersulphone hollow fibers that have porous walls have a median pore size of ~200 nanometers (nm). As blood flows into Sigyn Therapy, plasma and therapeutic targets below 200nm travel through the porous walls as a result of blood-side pressure. As the hollow fiber bundle within Sigyn Therapy creates a resistance to the flow of blood, a pressure drop is created along the length of the device such that the blood-side pressure is higher at the blood inlet and lower at the blood outlet. This allows for plasma and therapeutic targets to flow away from the blood and into the extra-lumen space (inside the polycarbonate shell, yet outside the hollow-fiber bundle) to interact with Sigyn Therapy’s adsorbent components in a low shear force environment. In the distal third of the fiber bundle, the pressure gradient is reversed, which allows for plasma to flow back through the fiber walls to be reconvened into the bloodstream without the presence of therapeutic targets that were captured by adsorbent components housed in the extra-lumen space of Sigyn Therapy.

Overview of Candidate Treatment Indications

Based on data resulting from in vitro blood purification studies, our candidate treatment indications include, but are not limited to; pathogen-associated conditions that precipitate Sepsis (leading cause of hospital deaths worldwide), Community Acquired Pneumonia (a leading cause of death among infectious diseases), Emerging Bioterror and Pandemic threats, and End-Stage Renal Disease (ESRD) patients with endotoxemia and elevated inflammatory cytokine production. However, there is no assurance that human feasibility and pivotal studies will demonstrate Sigyn Therapy to be a safe and efficacious treatment for any of our treatment indications.

End-Stage Renal Disease Endotoxemia and Inflammation

According to the United States Renal Data System (USRDS), more than 550,000 individuals suffer from end-stage renal disease (ESRD), which results in approximately 85 million kidney dialysis treatments being administered in the United States each year. Persistent inflammation is a hallmark feature of ESRD as reflected by the excess production of inflammatory cytokines, including tumor necrosis factor-α (TNF-α), interleukin-1β (IL-1β) and interleukin-6 (IL-6), which contribute to increased all-cause mortality. ESRD inflammation also induces intestinal permeability, which allows endotoxin (gram-negative bacterial toxin) to translocate from the gut and into the bloodstream. Beyond fueling further inflammation, endotoxin is potent activator of sepsis, which can lead to multiple organ failure and death.

Sigyn Therapy establishes a candidate strategy to improve the health and quality-of-life of ESRD patients. Beyond its proven ability to deplete endotoxin, TNF-α, IL-1β, and IL-6 from human blood plasma, Sigyn Therapy can be administered in series with dialysis therapy.

We are currently drafting an Investigational Device Exemption (IDE) for submission to the U.S. Food and Drug Administration (“FDA”) related to a human feasibility study of Sigyn Therapy in End-Stage Renal Disease (ESRD) patients with endotoxemia and elevated inflammatory cytokine production. As per the study protocol, Sigyn Therapy will be administered in combination with the regularly scheduled dialysis treatments of enrolled subjects. The primary study objective will be to evaluate the safety of Sigyn Therapy in health compromised ESRD patients. A secondary objective is to quantify changes in circulating levels of endotoxin, tumor necrosis factor-α (TNF-α), interleukin-1β (IL-1β), and interleukin-6 (IL-6) before and after each Sigyn Therapy administration. Endotoxin and excess TNF-α, IL-1β, and IL-6 production are commonly associated with each of our candidate treatment indications, including sepsis and community-acquired pneumonia.

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

Community Acquired Pneumonia

Community Acquired Pneumonia (CAP) represents a significant opportunity for Sigyn Therapy to reduce the occurrence of sepsis. CAP is a leading cause of death among infectious diseases, the leading cause of death in children under five years of age, and a catalyst for approximately 50% of sepsis and septic shock cases.

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

Emerging Pandemic Threats

Covid-19 affirmed the use of extracorporeal blood purification as a first-line countermeasures to treat an emerging pandemic threat not addressed with an approved drug or vaccine at the outset of an outbreak. On March 24, 2020, the U.S. Department of Health and Human Services (HHS) declared that the emergence of COVID-19 justified the Emergency-Use Authorization (EUA) of drugs, biological products, and medical devices to combat the pandemic. Within a month of this HHS declaration, FDA awarded an EUA to blood purification therapies from Terumo BCT, ExThera Medical Corporation, CytoSorbents, Inc., and Baxter Healthcare Corporation. In connection with these authorizations, FDA published a statement that blood purification devices may be effective at treating patients with confirmed COVID-19 by reducing various pathogens, cytokines, and other inflammatory mediators from the bloodstream.

Consistent with FDA’s statement, Sigyn Therapy is designed to address pathogen sources of life-threatening inflammation in concert with the broad-spectrum depletion of cytokines and other inflammatory mediators from the bloodstream. Based on this mechanism, we believe that Sigyn Therapy provides a candidate strategy to address future pandemic outbreaks, which are increasingly being fueled by a confluence of global warming, urban crowding, and intercontinental travel.

Additionally, as a majority of infectious human viruses are not addressed with a corresponding drug or vaccine, there may be an ongoing need for blood purification technologies that offer to reduce the severity of infection and mitigate the excess production of inflammatory cytokines (the cytokine storm) associated with high mortality in non-pandemic viral infections. In this regard, we believe Sigyn Therapy also aligns with HHS initiatives established through the Public Health Emergency Medical Countermeasure Enterprise (PHEMCE) that support the development of broad-spectrum medical countermeasures that can mitigate the impact of an emerging pandemic or bioterror threat, yet also have viability in established disease indications.

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

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following discussion represents a comparison of our results of operations for the three months ended June 30, 2022 and 2021. The results of operations for the periods shown in our audited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended June 30,
	2022	2021

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	532,795	441,818
Other expense	133,530	208,043
Net loss before income taxes and discontinued operations	$(666,325)	$(649,861)

Net Revenues

For the three months ended June 30, 2022 and 2021, we had no revenues.

Cost of Sales

For the three months ended June 30, 2022 and 2021, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses increased by $90,977, or 20.6%, to $532,795 for three months ended June 30, 2022 from $441,818 for the three months ended June 30, 2021 primarily due to increases in compensation costs of $104,592, research and development costs of $14,947, depreciation costs of $1,215, rent expenses of $14,849, consulting fees of $489, and general and administration costs of $70,457, offset primarily by a decrease in professional fees of $28,145, investor relations costs of $2,156, marketing costs of $82,119, and amortization costs of $3,152, as a result of adding administrative infrastructure for our anticipated business development. In 2022, the Company incurred compensation for its CEO and CTO and hired a Director of Operations resulting in increased compensation costs and increased rent through the lease of office space in June 2021, has decreased marketing costs (primarily the fair value of common stock issued for services in 2021), and has decreased professional fees (primarily legal and audit fees), Research and development costs consist of an increase of $33,296 attributed to in house efforts and a decrease of $18,349 to third parties for developmental services and testing.

For the three months ended June 30, 2022, we had marketing expenses of $131, research and development costs of $154,683, and general and administrative expenses of $377,981 primarily due to professional fees of $27,947, compensation costs of $195,432, rent of $18,672, depreciation costs of $1,719, amortization costs of $900, investor relations costs of $13,886, consulting fees of $45,874, and general and administration costs of $73,551, as a result of adding administrative infrastructure for our anticipated business development. In 2022, the Company incurred professional fees (primarily legal and audit fees), incurred compensation for its CEO and CTO and hired a Director of Operations, incurred consulting costs (primarily for public relations and brand awareness), had investor relations costs, and had rent through the lease of office space. Research and development costs consist of $154,683 attributed to in house efforts.

For the three months ended June 30, 2021, we had marketing expenses of $82,250, research and development costs of $139,736, and general and administrative expenses of $219,832 primarily due to professional fees of $56,092, compensation costs of $90,840, rent of $3,823, depreciation and amortization costs of $4,555, investor relations costs of $16,042, consulting fees of $45,385, and general and administration costs of $3,095, as a result of adding administrative infrastructure for our anticipated business development. In 2021, the Company incurred marketing costs (primarily the fair value of common stock issued for services), has incurred professional fees (primarily legal and audit fees, and consulting costs), incurred compensation for its CEO and CTO, incurred consulting costs (primarily for public relations and brand awareness), had investor relations costs, and had rent through the lease of office space beginning in June 2021. Research and development costs consist of $121,387 attributed to in house efforts and $18,349 to third parties for developmental services and testing.

Other Expense

Other expense for the three months ended June 30, 2022 totaled $133,530 primarily due to interest expense of $108,597 in conjunction with accretion of debt discount and interest expense of $24,933 in conjunction with accretion of original issuance discount, compared to other expense of $208,043 for the three months ended June 30, 2021 primarily due to interest expense of $185,783 in conjunction with accretion of debt discount and interest expense of $22,260 in conjunction with accretion of original issuance discount.

Net loss before income taxes

Net loss before income taxes and discontinued operations for the three months ended June 30, 2022 totaled $666,325 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, consulting fees, research and development costs, rent, and general and administration costs compared to a loss of $649,861 for the three months ended June 30, 2021 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations, consulting fees, research and development costs, rent, and general and administration costs.

Assets and Liabilities

Assets were $395,908 as of June 30, 2022. Assets consisted primarily of cash of $7,291, inventories of $50,000, other current assets of $47,706, equipment of $25,482, intangible assets of $3,900, operating lease right-of-use assets of $240,818, and other assets of $20,711. Liabilities were $1,579,069 as of June 30, 2022. Liabilities consisted primarily of accounts payable of $299,317, accrued payroll and payroll taxes of $69,842, convertible notes of $945,219, net of $333,097 of unamortized debt discount and debt issuance costs, and operating lease liabilities of $264,691.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following discussion represents a comparison of our results of operations for the six months ended June 30, 2022 and 2021. The results of operations for the periods shown in our audited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Six Months Ended June 30,
	2022	2021

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	1,142,031	843,915
Other expense	202,340	267,628
Net loss before income taxes and discontinued operations	$(1,344,371)	$(1,111,543)

Net Revenues

For the six months ended June 30, 2022 and 2021, we had no revenues.

Cost of Sales

For the six months ended June 30, 2022 and 2021, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses increased by $298,116, or 35.3%, to $1,142,031 for six months ended June 30, 2022 from $843,915 for the six months ended June 30, 2021 primarily due to increases in professional fees of $57,465, compensation costs of $144,802, research and development costs of $126,773, depreciation costs of $2,575, rent expenses of $32,318, consulting fees of $27,130, and general and administration costs of $112,329, offset primarily by a decrease in investor relations costs of $28,551, marketing costs of $164,119, and amortization costs of $12,606, as a result of adding administrative infrastructure for our anticipated business development. In 2022, the Company has incurred an increase in professional fees (primarily audit fees), incurred a full year of compensation for its CEO and CTO and hired a Director of Operations resulting in increased compensation costs, increased consulting costs (primarily for public relations and brand awareness), has increased investor relations costs (primarily the fair value of common stock issued for services), and increased rent through the lease of office space in June 2021. Research and development costs consist of an increase of $175,842 attributed to in house efforts and $138,810 to third parties for developmental services and testing.

For the six months ended June 30, 2022, we had marketing expenses of $381, research and development costs of $383,025, and general and administrative expenses of $758,625 primarily due to professional fees of $131,441, compensation costs of $340,327, rent of $36,591, depreciation costs of $3,423, amortization costs of $1,800, investor relations costs of $23,991, consulting fees of $103,125, and general and administration costs of $117,927, as a result of adding administrative infrastructure for our anticipated business development. In 2022, the Company has incurred professional fees (primarily legal and audit fees), incurred compensation for its CEO and CTO and hired a Director of Operations, incurred consulting costs (primarily for public relations and brand awareness), had investor relations costs (primarily the fair value of common stock issued for services), and had rent through the lease of office space. Research and development costs consist of $567,748 attributed to in house efforts and $166,266 to third parties for developmental services and testing.

For the six months ended June 30, 2021, we had marketing expenses of $164,500, research and development costs of $256,252, and general and administrative expenses of $423,163 primarily due to professional fees of $73,976, compensation costs of $195,525, rent of $4,273, depreciation and amortization costs of $15,254, investor relations costs of $52,542, consulting fees of $75,995, and general and administration costs of $5,598, as a result of adding administrative infrastructure for our anticipated business development. In 2021, the Company has incurred professional fees (primarily legal and audit fees, and consulting costs), and incurred compensation for its CEO and CTO. Research and development costs consist of $391,906 attributed to in house efforts and $27,456 to third parties for developmental services and testing.

Other Expense

Other expense for the six months ended June 30, 2022 totaled $202,340 primarily due to interest expense of $160,854 in conjunction with accretion of debt discount and interest expense of $41,455 in conjunction with accretion of original issuance discount, compared to other expense of $267,628 for the six months ended June 30, 2021 primarily due to interest expense of $236,642 in conjunction with accretion of debt discount and interest expense of $30,986 in conjunction with accretion of original issuance discount.

Net loss before income taxes

Net loss before income taxes and discontinued operations for the six months ended June 30, 2022 totaled $1,344,371 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, consulting fees, research and development costs, rent, and general and administration costs compared to a loss of $1,111,543 for the six months ended June 30, 2021 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations, consulting fees, research and development costs, rent, and general and administration costs.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $5,610,130 at June 30, 2022, had a working capital deficit of $1,258,926 and $341,187 at June 30, 2022 and December 31, 2021, respectively, had a net loss of $666,325 and $1,344,371 and $649,861 and $1,111,543 for the three and six months ended June 30, 2022 and 2021, respectively, and net cash used in operating activities of $854,308 and $681,534 for the six months ended June 30, 2022 and 2021, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had a decrease in cash flows for the six months ended June 30, 2022 of $333,665 resulting from cash used in operating activities of $854,308 and cash used in investing activities of $859, offset partially by cash provided by financing activities of $521,502.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended June 30,
	2022	2021

Net cash provided by (used in):
Operating activities	$(854,308)	$(681,534)
Investing activities	(859)	(2,871)
Financing activities	521,502	1,660,000
	$(333,665)	$975,595

Cash Flows from Operating Activities – For the six months ended June 30, 2022, net cash used in operations was $854,308 compared to net cash used in operations of $681,534 for the six months ended June 30, 2021. Net cash used in operations was primarily due to a net loss of $1,344,371 for six months ended June 30, 2022 and the changes in operating assets and liabilities of $282,531, primarily due to the increase in accounts payable of $259,464 and accrued payroll and payroll taxes of $68,770, offset partially by other current liabilities of $72 and other current assets of $45,631. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $3,423, amortization expense of $1,800, accretion of original issuance costs of $41,455, and accretion of debt discount of $160,854.

For the six months ended June 30, 2021, net cash used in operations was $681,534. Net cash used in operations was primarily due to a net loss of $1,111,543 for six months ended June 30, 2021 and the changes in operating assets and liabilities of $17,374, primarily due to the increase in accounts payable of $24,661, accrued payroll and payroll taxes of $5,020, and other current liabilities of $1,026, offset partially by other current assets of $27,370 and other assets of $20,711. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $847, amortization expense of $14,406, stock issued for services of $164,500, accretion of original issuance costs of $30,986, and accretion of debt discount of $236,644.

Cash Flows from Investing Activities – For the six months ended June 30, 2022, net cash used in investing activities was $859 due to the purchase of property and equipment compared to cash used in investing activities of $2,871 for the six months ended June 30, 2020 due to the purchase of property and equipment.

Cash Flows from Financing Activities – For the six months ended June 30, 2022, net cash provided by financing was $521,502, due to proceeds from short term convertible notes of $525,000 and fees associated with the filing of the Company’s Form S-1 of $3,498 compared to cash provided by financing activities of $1,660,000 for the six months ended June 30, 2020 due to proceeds from common stock issued for cash of $1,465,000 and short term convertible notes $250,000, and repayment of short term convertible notes of $55,000.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of June 30, 2022, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the six months ended June 30, 2022 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July 2022, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “July 2022 Notes”) totaling (i) $313,500 aggregate principal amount of Note (total of $285,000 cash was received) due in various dates in July 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 627,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $0.50 per share.

On June 22, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) totaling (i) $82,500 aggregate principal amount of Note due June 22, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 165,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.50 per share.

On June 1, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) totaling (i) $55,000 aggregate principal amount of Note due June 1, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 110,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.50 per share.

These issuances have been made pursuant to transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFTEY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended June 30, 2022, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMITON.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 22, 2015 and as currently in effect. (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

3.2*	Bylaws of the Registrant, as currently in effect (Filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.1*+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (Filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.2*+	Employment Agreement, dated April 1, 2015, between the Registrant and Joseph Segelman (Filed as Exhibit 10.2 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.3*+	Employment Agreement, dated April 1, 2015, between the Registrant and Chaya Segelman (Filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.4*+	2015 Equity Incentive Plan, as amended and currently not in effect (Filed as Exhibit 10.8 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.5*+	Share Option Agreement, dated May 1, 2015, between the Registrant and Joseph Segelman (Filed as Exhibit 10.5 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.6*	Securities Purchase Agreement dated as of December 23, 2015 by and among the Registrant and the Purchasers defined and identified therein (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.7*	Form of Secured Convertible Note issued under the Securities Purchase Agreement included as Exhibit 10.6 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.8*	Security Agreement dated as December 23, 2015 by and among the Company and the Collateral Agent and Secured Parties defined and identified therein. (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.9*	Corporate Guaranty dated as December 23, 2015 entered into by Australian Sapphire Corporation as guarantor for the benefit of the Collateral Agent and the Lenders defined and identified therein. (Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.10*	Guarantor Security Agreement dated as December 23, 2015 by and among Australian Sapphire Corporation as guarantor and the Collateral Agent and Secured Parties defined and identified therein delivered in connection with the Corporate Guaranty included as Exhibit 10.9. (Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.11*	Personal Guaranty dated as December 23, 2015 entered into by Joseph Segelman as guarantor for the benefit of the Collateral Agent and the Lenders defined and identified therein. (Filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.12*	Form of Common Stock Purchase Warrant issued under the Securities Purchase Agreement included as Exhibit 10.6 (Filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

10.13*	Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.14*	Assignment and Assumption Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.15*	Bill of Sale under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.16*	Confidentiality and Proprietary Rights Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.17*	Intellectual Property Assignment Agreement under the Asset Purchase Agreement dated December 1, 2016 (Filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 1, 2016 and incorporated herein by reference)

10.18*	Securities Purchase Agreement dated as of November 10, 2016 by and among the Registrant and the Purchasers defined and identified therein (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

10.19*	Form of Secured Convertible Note issued under the Securities Purchase Agreement included as Exhibit 10.1 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

10.20*	Form of Common Stock Purchase Warrant issued under the Securities Purchase Agreement included as Exhibit 10.1 (Filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on November 10, 2016 and incorporated herein by reference)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.

+	Management contract or compensatory plan

All references to Registrant’s Forms 8-K, 10-K and 10-Q include reference to File No. 333-204486

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Sigyn Therapeutics, Inc. a Delaware corporation

Dated: August 15, 2022	By:	/s/ James Joyce
James Joyce
Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 15, 2022	By:	/s/ Jeremy Ferrell
Jeremy Ferrell
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 15, 2022	By:	/s/ Craig Roberts
Craig Roberts
Chief Technology Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Joyce	Chief Executive Officer and Director	August 15, 2022
James Joyce	(Principal Executive Officer)

/s/ Jeremy Ferrell	Chief Financial Officer	August 15, 2022
Jeremy Ferrell	(Principal Financial and Accounting Officer)

/s/ Craig Roberts	CTO and Director	August 15, 2022
Craig Roberts

