Form 10-Q
period 2022-09-30
Sigyn Therapeutics, Inc.
filed 2022-11-14
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 37,295,813 shares of common stock outstanding.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$28,123	$340,956
Inventories	50,000	50,000
Other current assets	7,254	2,075
Total current assets	85,377	393,031

Property and equipment, net	23,767	28,046
Intangible assets, net	3,000	5,700
Operating lease right-of-use assets, net	229,418	262,771
Other assets	20,711	20,711
Total assets	$362,273	$710,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$306,000	$39,853
Accrued payroll and payroll taxes	30,124	1,072
Short-term convertible notes payable, less unamortized debt issuance costs of $406,373 and $53,614, respectively	1,515,443	647,202
Current portion of operating lease liabilities	51,351	46,091
Total current liabilities	1,902,918	734,218
Long-term liabilities:
Operating lease liabilities, net of current portion	201,457	240,625
Total long-term liabilities	201,457	240,625
Total liabilities	2,104,375	974,843

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 37,295,813 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3,730	3,730
Additional paid-in capital	4,590,807	3,997,445
Accumulated deficit	(6,336,639)	(4,265,759)
Total stockholders’ deficit	(1,742,102)	(264,584)
Total liabilities and stockholders’ deficit	$362,273	$710,259

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021

Net revenues	$-	$-	$-	$-

Gross Profit	-	-	-	-

Operating expenses:
Marketing expenses	446	164,500	65	-
Research and development	516,796	483,755	133,770	227,503
General and administrative	1,158,435	769,023	399,812	345,860
Total operating expenses	1,675,677	1,417,278	533,647	573,363
Loss from operations	(1,675,677)	(1,417,278)	(533,647)	(573,363)

Other expense:
Interest expense	102	29,095	70	29,095
Interest expense - debt discount	309,226	286,391	148,372	49,749
Interest expense - original issuance costs	85,875	44,683	44,420	13,697
Total other expense	395,203	360,169	192,862	92,541

Loss before income taxes	(2,070,880)	(1,777,447)	(726,509)	(665,904)
Income taxes	-	-	-	-

Net loss	$(2,070,880)	$(1,777,447)	$(726,509)	$(665,904)

Net loss per share, basic and diluted	$(0.06)	$(0.05)	$(0.02)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	37,295,803	36,138,191	37,295,803	36,721,651

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance as of December 31, 2020	35,201,513	$3,520	$1,356,799	$(1,261,140)	$99,179
Common stock issued to third party for services	47,000	5	82,245	-	82,250
Warrants issued to third parties in conjunction with debt issuance	-	-	113,910	-	113,910
Beneficial conversion feature in conjunction with debt issuance	-	-	86,090	-	86,090
Common stock issued in conjunction with cashless exercise of warrants	57,147	6	(6)	-	-
Net loss	-	-	-	(461,682)	(461,682)
Balance as of March 31, 2021	35,305,660	$3,531	$1,639,038	$(1,722,822)	$(80,253)

Common stock issued to third party for services	47,000	4	82,246	-	82,250
Warrants issued to third parties in conjunction with debt issuance	-	-	34,118	-	34,118
Beneficial conversion feature in conjunction with debt issuance	-	-	15,882	-	15,882
Common stock issued for cash	1,172,000	117	1,464,883	-	1,465,000
Common stock issued to third parties in conjunction with conversion of debt	157,143	16	109,984	-	110,000
Net loss	-	-	-	(649,861)	(649,861)
Balance as of June 30, 2021	36,681,803	$3,669	$3,346,151	$(2,372,683)	$977,137

Common stock issued to third party for services	47,000	5	46,995	-	47,000
Net loss	-	-	-	(665,904)	(665,904)
Balance as of September 30, 2021	36,728,803	$3,673	$3,393,146	$(3,038,587)	$358,232

Balance as of December 31, 2021	37,295,803	$3,730	$3,997,445	$(4,265,759)	$(264,584)
Warrants issued to third parties in conjunction with debt issuance	-	-	162,362	-	162,362
Amortization of warrants issued in connection with a debt modification	-	-	48,699	-	48,699
Net loss	-	-	-	(678,046)	(678,046)
Balance as of March 31, 2022	37,295,803	$3,730	$4,208,506	$(4,943,805)	$(731,569)

Warrants issued to third parties in conjunction with debt issuance	-	-	168,991	-	168,991
Amortization of warrants issued in connection with a debt modification	-	-	49,240	-	49,240
Fees associated with filing of Form S-1	-	-	(3,498)	-	(3,498)
Net loss	-	-	-	(666,325)	(666,325)
Balance as of June 30, 2022	37,295,803	$3,730	$4,423,239	$(5,610,130)	$(1,183,161)

Warrants issued to third parties in conjunction with debt issuance	-	-	157,787	-	157,787
Amortization of warrants issued in connection with a debt modification	-	-	49,781	-	49,781
Fees associated with filing of Form S-1	-	-	(40,000)	-	(40,000)
Net loss	-	-	-	(726,509)	(726,509)
Balance as of September 30, 2022	37,295,803	$3,730	$4,590,807	$(6,336,639)	$(1,742,102)

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(2,070,880)	$(1,777,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,139	1,279
Amortization expense	2,700	15,305
Stock issued for services	-	211,500
Accretion of debt discount	309,226	286,391
Accretion of original issuance costs	85,875	44,683
Changes in operating assets and liabilities:
Other current assets	(5,179)	(27,509)
Other assets	-	(20,711)
Accounts payable	266,147	16,869
Accrued payroll and payroll taxes	29,052	(15,273)
Other current liabilities	(555)	43,692
Net cash used in operating activities	(1,378,475)	(1,221,221)

Cash flows from investing activities:
Purchase of property and equipment	(860)	(20,205)
Net cash used in investing activities	(860)	(20,205)

Cash flows from financing activities:
Proceeds from short-term convertible notes	1,110,000	250,000
Repayment of short-term convertible notes	-	(55,000)
Common stock issued for cash	-	1,465,000
Fees associated with filing of Form S-1	(43,498)	-
Net cash provided by financing activities	1,066,502	1,660,000

Net (decrease) increase in cash	(312,833)	418,574

Cash at beginning of period	340,956	84,402
Cash at end of period	$28,123	$502,976

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature in conjunction with debt issuance	$-	$101,972
Amortization of warrants issued in connection with a debt modification	$147,720	$-
Warrants issued to third parties in conjunction with debt issuance	$489,140	$148,028
Original issue discount issued in conjunction with debt	$111,000	$30,000
Common stock issued to third parties in conjunction with conversion of debt	$-	$110,000
Issuance of common stock in conjunction with cashless exercise of warrants		$6

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

Sigyn Therapeutics, Inc. (“Sigyn” or the “Company”) is a development-stage medical technology company headquartered in San Diego, California. We are focused on creating therapeutic solutions that address unmet needs in global health.

Sigyn Therapy™ is a broad-spectrum blood purification technology to address life-threatening infections and inflammatory disorders for which effective drug therapies are not available. We designed Sigyn Therapy to extract pathogen sources of life-threatening inflammation in concert with dampening down the dysregulated overproduction of inflammatory cytokines (the cytokine storm), which plays a prominent role in each of our candidate treatment indications.

We are advancing Sigyn Therapy as a candidate to treat end-stage renal disease (ESRD) patients with chronic inflammation and/or endotoxemia, pathogen-associated sepsis (leading cause of hospital deaths), community acquired pneumonia (a leading cause of death among infectious diseases), and emerging pandemic threats.

Since initiating the development of Sigyn Therapy in 2020, we completed a series of in vitro studies that demonstrated the ability of Sigyn Therapy to extract pathogen sources of inflammation from human blood plasma. These include endotoxin (a gram-negative bacterial toxin), peptidoglycan and lipoteichoic acid (gram-positive bacterial toxins), and viral pathogens, including COVID-19.

We also completed in vitro studies that demonstrated the ability of Sigyn Therapy to extract inflammatory cytokines from human blood plasma. These include interleukin-1 beta (IL-1b), interleukin-6 (IL-6), and tumor necrosis factor alpha (TNF-a). In a related study, we reduced the circulating presence of liposomes as a model system to evaluate the potential of Sigyn Therapy to address CytoVesicles that transport inflammatory cytokine cargos throughout the bloodstream.

Additionally, in vitro studies demonstrated the ability of Sigyn Therapy to deplete hepatic (liver) toxins from human blood plasma, which included ammonia, bile acid and bilirubin. Based on these outcomes, we may further investigate the potential of Sigyn Therapy to address acute forms of liver failure in future studies.

Subsequent to our in vitro study results, we completed in vivo animal studies of Sigyn Therapy at the University of Michigan. In these studies, Sigyn Therapy was administered via standard dialysis machines utilizing conventional blood-tubing sets, for periods up to six hours in eight porcine (pig) subjects. Important criteria for treatment safety, including hemodynamic parameters, serum chemistries and hematologic measurements, were stable across all eight subjects.

The data resulting from our in vivo and in vitro studies is being incorporated into an Investigational Device Exemption (IDE) that we are drafting for submission to the U.S. Food and Drug Administration (“FDA”) to support the potential initiation of human feasibility studies in the United States.

Beyond our focus to clinically advance Sigyn Therapy, we intend to develop a pipeline of extracorporeal blood purification therapies. In this regard, we have designed a therapeutic system to enhance the benefit of cancer chemotherapy. To support this endeavor, we disclosed on October 6, 2022, that a patent application entitled: “SYSTEM AND METHODS TO ENHANCE CHEMOTHERAPY DELIVERY AND REDUCE TOXICITY” had been filed with the United States Patent and Trademark Office (“USPTO”). On October 13, 2022, we subsequently disclosed that trademark applications to register ChemoPrepTM and ChemoPureTM were filed with the USPTO”.

Chemotherapeutic agents are the most commonly administered drugs to treat cancer, which is the second leading cause of death in the United States. Despite therapeutic advances, treatment toxicity, drug resistance and inadequate tumor site delivery restrict the benefit of chemotherapy.

To overcome these challenges, our patent submission describes a therapeutic device system whose primary objective is to enhance tumor site delivery of chemotherapy and reduce its toxicity. A secondary objective of the system is to reduce treatment dosing without sacrificing patient benefit, or conversely increase chemotherapy dosing without added toxicity. In concert with these objectives, the therapeutic system offers to inhibit the spread of cancer metastasis reported to be induced by the administration of chemotherapy.

Our proposed chemotherapy enhancement system is comprised of two blood purification technologies. ChemoPrepTM, administered prior to chemotherapy to optimize tumor site delivery and improve the benefit of ChemoPureTM, which is deployed post-chemotherapy to reduce treatment toxicity and inhibit the potential spread of cancer metastasis.

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

As of November 14, 2022, we have a total 37,295,813 shares issued and outstanding, of which 11,655,813 shares are held by non-affiliate stockholders.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $6,336,639 at September 30, 2022 and $4,265,759 at December 31, 2021, had a working capital deficit of $1,817,541 and $341,187 at September 30, 2022 and December 31, 2021, respectively, had a net loss of $2,070,880 and $1,777,447 for the nine months ended September 30, 2022 and 2021, respectively, and net cash used in operating activities of $1,378,475 and $1,221,221 for the nine months ended September 30, 2022 and 2021, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to expand operations and increase revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public offering or an asset sale transaction. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While management believes in the viability of its strategy to generate revenues and in its ability to raise additional funds or transact an asset sale, there can be no assurances to that effect or on terms acceptable to the Company. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

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

Advertising and Marketing Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. The Company had advertising expenses of $65 and $446 and $0 and $164,500 for the three and nine months ended September 30, 2022 and 2021, respectively.

Inventories

In conjunction with the October 19, 2020 Share Exchange Agreement, the Company kept the gem inventory of Reign Resources Corporation. Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of September 30, 2022 and December 31, 2021, the Company carried primarily loose sapphire jewels, jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of September 30, 2022. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time.

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

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. As of September 30, 2022 and December 31, 2021, the Company had not experienced impairment losses on its long-lived assets.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2022 and December 31, 2021, the fair value of cash, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

For option-based simple derivative financial instruments, the Company uses the Monte Carlo simulations to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. There were no derivative financial instruments as of September 30, 2022 and December 31, 2021 and no charges or credits to income for the three and nine months ended September 30, 2022.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Unaudited Condensed Consolidated Statements of Operations for three and nine months ended September, 2021, to reclass $177,844 and $392,496, respectively, of costs to research and development previously classified in general and administrative. In addition, an adjustment has been made to the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2021, to reclass $1,072 of other current liabilities previously classified in accrued payroll and payroll taxes.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

		September 30,	December 31,
	Estimated Life	2022	2021

Office equipment	5 years	$29,041	$28,181
Computer equipment	3 years	3,157	3,157
Accumulated depreciation		(8,431)	(3,292)
		$23,767	$28,046

Depreciation expense was $1,716 and $5,139 and $432 and $1,279 for the three and nine months ended September 30, 2022 and 2021, respectively, and is classified in general and administrative expenses in the unaudited condensed consolidated Statements of Operations.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Estimated life	September 30, 2022	December 31, 2021

Website	3 years	$10,799	$10,799
Accumulated amortization		(7,799)	(5,099)
		$3,000	$5,700

As of September 30, 2022, estimated future amortization expenses related to intangible assets were as follows:

Intangible Assets
2022 (remaining 3 months)	$900
2023	2,100
$3,000

The Company had amortization expense of $900 and $2,700 and $900 and $15,305 for the three and nine months ended September 30, 2022 and 2021, respectively.

On January 8, 2020, James Joyce, the Company’s CEO and Craig Roberts, the Company’s CTO, assigned to the Company the rights to patent 62/881,740 pertaining to the devices, systems and methods for the broad-spectrum reduction of pro-inflammatory cytokines in blood.

NOTE 6 – CONVERTIBLE PROMISSORY DEBENTURES

Convertible notes payable consisted of the following:

	September 30, 2022	December 31, 2021

January 28, 2020 ($457,380) – 0% interest per annum outstanding principal and interest due October 20, 2022 (“Note 1”)	$457,380	$457,380
June 23, 2020 ($60,500) – 0% interest per annum outstanding principal and interest due October 20, 2022 (“Note 2”)	60,500	60,500
September 17, 2020 ($199,650) – 0% interest per annum outstanding principal and interest due October 20, 2022. On October 28, 2021, Osher elected to convert $16,714 of the aggregate principal amount of the Note of $199,650, into 42,857 common shares (“Note 3”).	182,936	182,936
March 23, 2022 ($220,000) – 0% interest per annum outstanding principal and interest due March 23, 2023 (“Note 4”)	220,000	-
April 28, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due April 28, 2023 (“Note 5”)	110,000	-
May 10, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due May 10, 2023 (“Note 6”)	110,000	-
June 1, 2022 ($55,000) – 0% interest per annum outstanding principal and interest due June 1, 2023 (“Note 7”)	55,000	-
June 22, 2022 ($82,500) – 0% interest per annum outstanding principal and interest due June 22, 2023 (“Note 8”)	82,500	-
July 2022 ($341,000) – 0% interest per annum outstanding principal and interest due various dates July 2023 (“Note 9”)	341,000	-
August 31, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due August 31, 2023 (“Note 10”)	110,000	-
September 9, 2022 ($82,500) – 0% interest per annum outstanding principal and interest due September 9, 2023 (“Note 11”)	82,500	-
September 20, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due September 20, 2023 (“Note 12”)	110,000	-

Total convertible notes payable	1,921,816	700,816
Original issue discount	(78,739)	(53,614)
Debt discount	(327,634)	-

Total convertible notes payable	$1,515,443	$647,202

Principal payments on convertible promissory debentures are due as follows:

Year ending December 31,
2022	$700,816
2023	1,221,000
$1,921,816

Changes in convertible notes were as follows:

	Note 1	Note 2	Note 3	Note 4	Note 5	Note 6	Note 7	Note 8	Note 9	Note 10	Note 11	Note 12	Totals
Convertible notes payable as of January 1, 2021	$385,000	$50,000	$181,500	$-	$-	$-	$-	$-	$-	$-	$-	$-	$616,500
Extension of convertible note payable	72,380	10,500	18,150	-	-	-	-	-	-	-	-	-	101,030
Exchange of convertible note payable for common stock	-	-	(16,714)	-	-	-	-	-	-	-	-	-	(16,714)
Convertible notes payable, net, as of December 31, 2021	457,380	60,500	182,936	-	-	-	-	-	-	-	-	-	700,816

Convertible notes payable issued in 2022	-	-	-	220,000	110,000	110,000	55,000	82,500	341,000	110,000	82,500	110,000	1,221,000
Convertible notes payable as of September 30, 2022	$457,380	$60,500	$182,936	$220,000	$110,000	$110,000	$55,000	$82,500	$341,000	$110,000	$82,500	$110,000	$1,921,816

Changes in note discounts were as follows:

	Note 1	Note 2	Note 3	Note 4	Note 5	Note 6	Note 7	Note 8	Note 9	Note 10	Note 11	Note 12	Totals
Note discounts as of January 1, 2020	$73,418	$5,830	$18,584	$-	$-	$-	$-	$-	$-	$-	$-	$-	$97,832
Note discounts in conjunction with extension of convertible note	41,580	5,500	18,150	-	-	-	-	-	-	-	-	-	65,230
2021 accretion of note discounts	(80,822)	(6,809)	(21,817)	-	-	-	-	-	-	-	-	-	(109,448)
Note discounts as of December 31, 2021	34,176	4,521	14,917	-	-	-	-	-	-	-	-	-	53,614

Note discounts issued in conjunction with debt	-	-	-	113,418	44,786	44,787	22,794	34,861	140,289	64,104	62,370	72,730	600,139
2022 accretion of note discounts	(31,100)	(4,113)	(13,575)	(59,350)	(19,019)	(17,547)	(7,556)	(9,550)	(35,360)	(16,158)	(15,720)	(18,332)	(247,380)
Note discounts as of September 30, 2022	$3,076	$408	$1,342	$54,068	$25,767	$27,240	$15,238	$25,311	$104,929	$47,946	$46,650	$54,398	$406,373

Convertible notes payable, net, as of December 31, 2021	$423,204	$55,979	$168,019	$-	$-	$-	$-	$-	$-	$-	$-	$-	$647,202
Convertible notes payable, net, as of September 30, 2022	$454,304	$60,092	$181,594	$165,932	$84,233	$82,760	$39,762	$57,189	$236,071	$62,054	$35,850	$55,602	$1,515,443

2021 Effective interest rate	11%	11%	12%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%
2022 Effective interest rate	7%	7%	7%	27%	17%	16%	14%	12%	10%	15%	19%	17%	13%

Current Noteholders

Osher – $110,000 (Note 12)

On September 20, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due September 20, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 733,333 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Brio – $82,500 (Note 11)

On September 9, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund Ltd. (“Brio”) of (i) $82,500 aggregate principal amount of Note due September 9, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 550,000 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $75,000 which was issued at a $7,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Osher – $110,000 (Note 10)

On August 31, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due August 31, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 733,333 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Other – $341,000 (Note 9)

In July 2022, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “July 2022 Notes”) totaling (i) $341,000 aggregate principal amount of Note (total of $310,000 cash was received) due in various dates in July 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 676,936 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $0.50 per share.

Osher – $82,500 (Note 8)

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

Osher – $55,000 (Note 7)

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

Brio – $110,000 (Note 6)

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

Osher – $110,000 (Note 5)

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

Osher – $110,000 (Note 4)

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

Brio – $110,000 (Note 4)

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

Osher – $199,650 (Note 3)

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

The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions to restructure the terms of the note.

Osher – $60,500 (as amended on October 20, 2020 to $55,000) (Note 2)

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

The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions to restructure the terms of the note.

Osher – $457,380 (Note 1)

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

The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions to restructure the terms of the note.

Previous Noteholders

Previous notes were detailed in our Form 10-K filed on March 31, 2022. No changes occurred related to these notes during the period covered by this Form 10-Q.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company authorized 10,000,000 shares of par value $0.0001 preferred stock, of which none are issued and outstanding at September 30, 2022, and December 31, 2021, respectively.

Common Stock

The Company has authorized 1,000,000,000 shares of par value $0.0001 common stock, of which 37,295,813 shares are outstanding as of September 30, 2022, and December 31, 2021, respectively.

Warrants

On October 22, 2021, the Company and Osher amended convertible debt agreements for the maturity date from October 20, 2021 to October 20, 2022. In exchange for the extension of the Note, the Company issued Osher 450,000 warrants to purchase an aggregate of 450,000 shares of the Company’s common stock, valued at $197,501 (based on the Black Scholes valuation model on the date of grant) (see Note 6). The warrants are exercisable for a period of five years at $1.00 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date. The Company is accreting the value of the warrants ratably through October 20, 2022. The Company recorded $49,781 and $147,720, and $0 and $0 for the three and nine months ended September 30, 2022 and 2021, respectively, and is classified in other expenses in the consolidated Statements of Operations. See Notes 6 for further warrant discussions.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Nine Months ended September 30,		Three Months ended September 30,
	2022	2021	2022	2021
Operating lease expense	$53,757	$24,094	$17,919	$18,070
Short term lease cost	$-	$-	$-	$-
Total lease expense	$53,757	$24,094	$17,919	$18,070

In accordance with ASC 842, other information related to leases was as follows:

Nine Months Ended September 30	2022	2021
Operating cash flows from operating leases	$54,312	$9,131
Cash paid for amounts included in the measurement of lease liabilities	$54,312	$9,131

Weighted-average remaining lease term—operating leases	3.92 years	4.92 years
Weighted-average discount rate—operating leases	10%	10%

In accordance with ASC 842, maturities of operating lease liabilities as of September 30, 2022 were as follows:

Operating
Year ending:	Lease
2022 (remaining 3 months)	$18,402
2023	74,895
2024	77,142
2025	79,456
2026	54,224
Total undiscounted cash flows	$304,119

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	3.92 years
Weighted-average discount rate	10%
Present values	$264,691

Lease liabilities—current	51,351
Lease liabilities—long-term	201,457
Lease liabilities—total	$252,808

Difference between undiscounted and discounted cash flows	$51,311

Operating lease cost was $17,919 and $53,757 and $18,070 and $24,094 for the three and nine months ended September 30, 2022 and 2021, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 5 and 7, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

Employment Agreements

Mr. Ferrell was hired March 9, 2022 as the Company’s Chief Financial Officer. Mr. Ferrell receives an annual base salary of $250,000, plus discretionary bonus compensation not to exceed 40% of salary. Mr. Ferrell’s employment also provides for medical insurance, disability benefits and three months of severance pay if his employment is terminated without cause or due to a change in control. Additionally, Mr. Ferrell will be granted up to 600,000 options to purchase 600,000 of the Company’s common shares upon the implementation of a Company employee option plan. As of September 30, 2022, the Company has not implemented an option plan and therefore, no options have been granted. The Company incurred compensation expense of $71,829 and $145,833 and $0 and $0 and employee benefits of $7,708 and $15,424 and $0 and $0 for the three and nine months ended September 30, 2022 and 2021, respectively.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2022	2021	2022	2021
Convertible notes payable	9,386,463	5,532,796	9,386,463	5,532,796
Warrants to purchase shares of common stock	11,841,160	7,222,558	11,841,160	7,222,558
Total potentially dilutive shares	21,227,623	12,755,354	21,227,623	12,755,354

The following table sets forth the computation of basic and diluted net income per share:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021

Net loss attributable to the common stockholders	$(2,070,880)	$(1,777,447)	$(726,509)	$(665,904)

Basic weighted average outstanding shares of common stock	37,295,803	36,138,191	37,295,803	36,721,651
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	37,295,803	36,138,191	37,295,803	36,721,651

Loss per share:
Basic and diluted	$(0.06)	$(0.05)	$(0.02)	$(0.02)

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

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2022 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended September 30, 2022 except for the following:

Effective October 10, 2022, the Company’s Board of Directors appointed Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel as non-executive members to the Company’s Board of Directors (“Director”). Each Director shall receive an annual retainer of $30,000 paid in equal quarterly amounts at the end of each quarter. In addition, each Director shall receive a grant of restricted stock units of $50,000, or at the discretion of the Board of Directors, options to acquire shares of common stock. Restricted stock units will be valued based on the average of the five trading days preceding and including the date of grant and will vest at a rate determined by the Board of Directors over one year. If options are granted, the options will be valued at the exercise price based on the average of the five trading days preceding and including the date of grant, have a ten year term, and will vest at a rate determined by the Board of Directors.

As of October 20, 2022, the Company has not repaid three convertible notes totaling $717,530 and the three convertible notes are now in default. The Company is currently in discussions to restructure the terms of the note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Sigyn Therapeutics, Inc. for the period ended September 30, 2022 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Recent Developments

Members of the Board of Directors

Effective October 10, 2022, the Company’s Board of Directors appointed Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel as non-executive members to the Company’s Board of Directors (“Director”). Each Director shall receive an annual retainer of $30,000 paid in equal quarterly amounts at the end of each quarter. In addition, each Director shall receive a grant of restricted stock units of $50,000, or at the discretion of the Board of Directors, options to acquire shares of common stock. Restricted stock units will be valued based on the average of the five trading days preceding and including the date of grant and will vest at a rate determined by the Board of Directors over one year. If options are granted, the options will be valued at the exercise price based on the average of the five trading days preceding and including the date of grant, have a ten year term, and will vest at a rate determined by the Board of Directors.

Convertible Promissory Debentures

Osher – $110,000

On September 20, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due September 20, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 733,333 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Brio – $82,500

On September 9, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund Ltd. (“Brio”) of (i) $82,500 aggregate principal amount of Note due September 9, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 550,000 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $75,000 which was issued at a $7,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Osher – $110,000

On August 31, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due August 31, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 733,333 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Other – $341,000

In July 2022, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “July 2022 Notes”) totaling (i) $341,000 aggregate principal amount of Note (total of $310,000 cash was received) due in various dates in July 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 676,936 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $0.50 per share.

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

Business Overview

Sigyn Therapeutics, Inc. (“Sigyn” or the “Company”) is a development-stage medical technology company headquartered in San Diego, California. We are focused on creating therapeutic solutions that address unmet needs in global health.

Sigyn Therapy™ is a broad-spectrum blood purification technology to address life-threatening infections and inflammatory disorders for which effective drug therapies are not available. We designed Sigyn Therapy to extract pathogen sources of life-threatening inflammation in concert with dampening down the dysregulated overproduction of inflammatory cytokines (the cytokine storm), which plays a prominent role in each of our candidate treatment indications.

We are advancing Sigyn Therapy as a candidate to treat end-stage renal disease (ESRD) patients with chronic inflammation and/or endotoxemia, pathogen-associated sepsis (leading cause of hospital deaths), community acquired pneumonia (a leading cause of death among infectious diseases), and emerging pandemic threats.

Since initiating the development of Sigyn Therapy in 2020, we completed a series of in vitro studies that demonstrated the ability of Sigyn Therapy to extract pathogen sources of inflammation from human blood plasma. These include endotoxin (a gram-negative bacterial toxin), peptidoglycan and lipoteichoic acid (gram-positive bacterial toxins), and viral pathogens, including COVID-19.

We also completed in vitro studies that demonstrated the ability of Sigyn Therapy to extract inflammatory cytokines from human blood plasma. These include interleukin-1 beta (IL-1b), interleukin-6 (IL-6), and tumor necrosis factor alpha (TNF-a). In a related study, we reduced the circulating presence of liposomes as a model system to evaluate the potential of Sigyn Therapy to address CytoVesicles that transport inflammatory cytokine cargos throughout the bloodstream.

Additionally, in vitro studies demonstrated the ability of Sigyn Therapy to deplete hepatic (liver) toxins from human blood plasma, which included ammonia, bile acid and bilirubin. Based on these outcomes, we may further investigate the potential of Sigyn Therapy to address acute forms of liver failure in future studies.

Subsequent to our in vitro study results, we completed in vivo animal studies of Sigyn Therapy at the University of Michigan. In these studies, Sigyn Therapy was administered via standard dialysis machines utilizing conventional blood-tubing sets, for periods up to six hours in eight porcine (pig) subjects. Important criteria for treatment safety, including hemodynamic parameters, serum chemistries and hematologic measurements, were stable across all eight subjects.

The data resulting from our in vivo and in vitro studies is being incorporated into an Investigational Device Exemption (IDE) that we are drafting for submission to the U.S. Food and Drug Administration (“FDA”) to support the potential initiation of human feasibility studies in the United States.

Beyond our focus to clinically advance Sigyn Therapy, we intend to develop a pipeline of extracorporeal blood purification therapies. In this regard, we have designed a therapeutic system to enhance the benefit of cancer chemotherapy. To support this endeavor, we disclosed on October 6, 2022, that a patent application entitled: “SYSTEM AND METHODS TO ENHANCE CHEMOTHERAPY DELIVERY AND REDUCE TOXICITY” had been filed with the United States Patent and Trademark Office (“USPTO”). On October 13, 2022, we subsequently disclosed that trademark applications to register ChemoPrepTM and ChemoPureTM were filed with the USPTO”.

Chemotherapeutic agents are the most commonly administered drugs to treat cancer, which is the second leading cause of death in the United States. Despite therapeutic advances, treatment toxicity, drug resistance and inadequate tumor site delivery restrict the benefit of chemotherapy.

To overcome these challenges, our patent submission describes a therapeutic device system whose primary objective is to enhance tumor site delivery of chemotherapy and reduce its toxicity. A secondary objective of the system is to reduce treatment dosing without sacrificing patient benefit, or conversely increase chemotherapy dosing without added toxicity. In concert with these objectives, the therapeutic system offers to inhibit the spread of cancer metastasis reported to be induced by the administration of chemotherapy.

Our proposed chemotherapy enhancement system is comprised of two blood purification technologies. ChemoPrepTM, administered prior to chemotherapy to optimize tumor site delivery and improve the benefit of ChemoPureTM, which is deployed post-chemotherapy to reduce treatment toxicity and inhibit the potential spread of cancer metastasis.

Sigyn Therapy Mechanism of Action

To overcome the limitations of previous drug and device therapies, we designed Sigyn Therapy to have an expansive- mechanism of action. Pre-clinical invitro studies have measured the ability of Sigyn Therapy the deplete the presence of viral pathogens, bacterial toxins, and inflammatory mediators from human blood plasma. Such capabilities establish Sigyn Therapy as a candidate to treat pathogen-associated conditions that precipitate Sepsis, Community Acquired Pneumonia, Emerging Bioterror and Pandemic threats, and End-Stage Renal Disease with endotoxemia and elevated inflammatory cytokine production.

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

Incorporated with Sigyn Therapy is a “cocktail” of adsorbent components formulated to optimize the broad-spectrum extraction of therapeutic targets from the bloodstream. In the medical field, the term “cocktail” is a reference to the simultaneous administration of multiple drugs (a drug cocktail) with differing mechanisms of actions. While drug cocktails are emerging as potential mechanisms to treat cancer, they are life-saving countermeasures to treat HIV and Hepatitis-C viral infections. However, dosing of multi-drug agent cocktails is limited by toxicity and adverse events that can result from deleterious drug interactions.

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

The adsorbent components incorporated within Sigyn Therapy provide more than 200,000 square meters (~50 acres) of surface area on which to adsorb and remove circulating viruses, bacterial toxins, and inflammatory mediators. Beyond an immense capacity to deplete circulating therapeutic targets, Sigyn Therapy is also efficient. Based on blood flow rates of 350ml/min, a patient’s entire bloodstream can pass through Sigyn Therapy more than fifteen times during a single four-hour treatment period.

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

Sigyn Therapy establishes a candidate strategy to improve the health and quality-of-life of ESRD patients. Beyond its ability to deplete endotoxin, TNF-α, IL-1β, and IL-6 from human blood plasma, Sigyn Therapy can be administered in series with dialysis therapy.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Unaudited Condensed Consolidated Statements of Operations for three and nine months ended September, 2021, to reclass $177,844 and $392,496, respectively, of costs to research and development previously classified in general and administrative. In addition, an adjustment has been made to the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2021, to reclass $1,072 of other current liabilities previously classified in accrued payroll and payroll taxes.

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following discussion represents a comparison of our results of operations for the three months ended September 30, 2022 and 2021. The results of operations for the periods shown in our audited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended September 30,
	2022	2021

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	533,647	573,363
Other expense	192,862	92,541
Net loss before income taxes and discontinued operations	$(726,509)	$(665,904)

Net Revenues

For the three months ended September 30, 2022 and 2021, we had no revenues.

Cost of Sales

For the three months ended September 30, 2022 and 2021, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses decreased by $39,716, or 6.9%, to $533,647 for three months ended September 30, 2022 from $573,363 for the three months ended September 30, 2021 primarily due to decreases in research and development costs of $93,733, investor relations costs of $49,835, consulting fees of $40,048, and rent expenses of $4,413, offset primarily by increases in compensation costs of $54,994, professional fees of $16,428, depreciation costs of $1,283, marketing costs of $65, insurance costs of $78,852, and general and administration costs of $3,309, as a result of adding administrative infrastructure for our anticipated business development. In 2022, the Company incurred compensation for its CEO and CTO and hired a CFO resulting in increased compensation costs, has increased professional fees (primarily legal), and has decreased investor relations costs (primarily the fair value of common stock issued for services of $47,000 in 2021). Research and development costs consist of a decrease of $45,944 attributed to in house efforts and a decrease of $47,789 to third parties for developmental services and testing.

For the three months ended September 30, 2022, we had marketing expenses of $65, research and development costs of $133,770, and general and administrative expenses of $399,812 primarily due to professional fees of $40,729, compensation costs of $192,315, insurance expense of $78,852, rent of $19,999, depreciation costs of $1,715, amortization costs of $900, investor relations costs of $19,474, consulting fees of $41,775, and general and administration costs of $4,053, as a result of adding administrative infrastructure for our anticipated business development. In 2022, the Company incurred professional fees (primarily legal and audit fees), incurred compensation for its CEO and CTO and hired a CFO, incurred consulting costs (primarily for public relations and brand awareness), had investor relations costs, and had rent through the lease of office space. Research and development costs consist of $131,900 attributed to in house efforts and $1,870 to third parties for developmental services and testing.

For the three months ended September 30, 2021, we had research and development costs of $227,503, and general and administrative expenses of $345,860 primarily due to professional fees of $24,301, compensation costs of $137,321, rent of $24,412, depreciation and amortization costs of $1,332, investor relations costs of $69,309, consulting fees of $81,823, and general and administration costs of $7,362, as a result of adding administrative infrastructure for our anticipated business development. In 2021, the Company incurred marketing costs (primarily the fair value of common stock issued for services), has incurred professional fees (primarily legal and audit fees, and consulting costs), incurred compensation for its CEO and CTO, incurred consulting costs (primarily for public relations and brand awareness), had investor relations costs (primarily the fair value of common stock issued for services of $47,000 in 2021), and had rent through the lease of office space beginning in June 2021. Research and development costs consist of $177,844 attributed to in house efforts and $49,659 to third parties for developmental services and testing.

Other Expense

Other expense for the three months ended September 30, 2022 totaled $192,862 primarily due to interest expense of $148,372 in conjunction with accretion of debt discount and interest expense of $44,420 in conjunction with accretion of original issuance discount, compared to other expense of $92,541 for the three months ended September 30, 2021 primarily due to interest expense of $49,749 in conjunction with accretion of debt discount and interest expense of $13,697 in conjunction with accretion of original issuance discount.

Net loss before income taxes

Net loss before income taxes and discontinued operations for the three months ended September 30, 2022 totaled $726,509 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, consulting fees, research and development costs, rent, and general and administration costs compared to a loss of $665,904 for the three months ended September 30, 2021 primarily due to (increases/decreases) in compensation costs, professional fees, investor relations, consulting fees, research and development costs, rent, and general and administration costs.

Assets and Liabilities

Assets were $362,273 as of September 30, 2022. Assets consisted primarily of cash of $28,123, inventories of $50,000, other current assets of $7,254, equipment of $23,767, intangible assets of $3,000, operating lease right-of-use assets of $229,418, and other assets of $20,711. Liabilities were $2,104,375 as of September 30, 2022. Liabilities consisted primarily of accounts payable of $306,000, accrued payroll and payroll taxes of $30,124, convertible notes of $1,515,443, net of $406,373 of unamortized debt discount and debt issuance costs, and operating lease liabilities of $252,808.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following discussion represents a comparison of our results of operations for the nine months ended September 30, 2022 and 2021. The results of operations for the periods shown in our audited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Nine Months Ended September 30,
	2022	2021

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	1,675,677	1,417,278
Other expense	395,203	360,169
Net loss before income taxes and discontinued operations	$(2,070,880)	$(1,777,447)

Net Revenues

For the nine months ended September 30, 2022 and 2021, we had no revenues.

Cost of Sales

For the nine months ended September 30, 2022 and 2021, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses increased by $258,399, or 18.2%, to $1,675,677 for nine months ended September 30, 2022 from $1,417,278 for the nine months ended September 30, 2021 primarily due to increases in compensation costs of $199,796, professional fees of $73,893, research and development costs of $33,041, depreciation costs of $3,859, rent expenses of $27,905, and general and administration costs of $5,267, offset primarily by a decrease in marketing expenses of $164,054, consulting fees of $12,918, investor relations costs of $78,386, and amortization costs of $12,606, as a result of adding administrative infrastructure for our anticipated business development. In 2022, the Company has incurred an increase in professional fees (primarily legal and audit fees), incurred a full year of compensation for its CEO and CTO and hired a CFO resulting in increased compensation costs, increased consulting costs (primarily for public relations and brand awareness), has decreased investor relations costs (primarily the fair value of common stock issued for services of $211,500 in 2021), and incurred a full year of rent from the lease of office space in June 2021. Research and development costs consist of an increase of $46,618 attributed to in house efforts and a decrease of $13,577 to third parties for developmental services and testing.

For the nine months ended September 30, 2022, we had marketing expenses of $446, research and development costs of $516,796, and general and administrative expenses of $1,158,435 primarily due to professional fees of $172,170, compensation costs of $532,643, insurance expense of $182,689, rent of $56,590, depreciation and amortization costs of $7,839, investor relations costs of $43,465, consulting fees of $144,900, and general and administration costs of $18,139, as a result of adding administrative infrastructure for our anticipated business development. In 2022, the Company has incurred professional fees (primarily legal and audit fees), incurred compensation for its CEO and CTO and hired a CFO, incurred consulting costs (primarily for public relations and brand awareness), had investor relations costs, and had rent through the lease of office space. Research and development costs consist of $439,116 attributed to in house efforts and $77,680 to third parties for developmental services and testing.

For the nine months ended September 30, 2021, we had marketing expenses of $164,500, research and development costs of $483,755, and general and administrative expenses of $933,523 primarily due to professional fees of $98,277, compensation costs of $332,847, rent of $28,685, depreciation and amortization costs of $16,586, investor relations costs of $121,851, consulting fees of $157,818, and general and administration costs of $12,959, as a result of adding administrative infrastructure for our anticipated business development. In 2021, the Company has incurred professional fees (primarily legal and audit fees, and consulting costs), had investor relations costs (primarily the fair value of common stock issued for services of $211,500), and incurred compensation for its CEO and CTO. Research and development costs consist of $392,498 attributed to in house efforts and $91,257 to third parties for developmental services and testing.

Other Expense

Other expense for the nine months ended September 30, 2022 totaled $395,203 primarily due to interest expense of $309,226 in conjunction with accretion of debt discount and interest expense of $85,875 in conjunction with accretion of original issuance discount, compared to other expense of $360,169 for the nine months ended September 30, 2021 primarily due to interest expense of $286,391 in conjunction with accretion of debt discount and interest expense of $44,683 in conjunction with accretion of original issuance discount.

Net loss before income taxes

Net loss before income taxes and discontinued operations for the nine months ended September 30, 2022 totaled $2,070,880 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, consulting fees, research and development costs, rent, and general and administration costs compared to a loss of $1,777,447 for the nine months ended September 30, 2021 primarily due to (increases/decreases) in compensation costs, professional fees, investor relations, consulting fees, research and development costs, rent, and general and administration costs.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $6,336,639 at September 30, 2022, had a working capital deficit of $1,817,541 and $341,187 at September 30, 2022 and December 31, 2021, respectively, had a net loss of $726,609 and $2,070,880 and $665,904 and $1,777,447 for the three and nine months ended September 30, 2022 and 2021, respectively, and net cash used in operating activities of $1,378,475 and $1,221,221 for the nine months ended September 30, 2022 and 2021, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to expand operations and increase revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public offering or an asset sale transaction. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While management believes in the viability of its strategy to generate revenues and in its ability to raise additional funds or transact an asset sale, there can be no assurances to that effect or on terms acceptable to the Company. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

General – Overall, we had a decrease in cash flows for the nine months ended September 30, 2022 of $312,833 resulting from cash used in operating activities of $1,378,475 and cash used in investing activities of $860, offset partially by cash provided by financing activities of $1,066,502.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended September 30,
	2022	2021

Net cash provided by (used in):
Operating activities	$(1,378,475)	$(1,221,221)
Investing activities	(860)	(20,205)
Financing activities	1,066,502	1,660,000
	$(312,833)	$418,574

Cash Flows from Operating Activities – For the nine months ended September 30, 2022, net cash used in operations was $1,378,475 compared to net cash used in operations of $1,221,221 for the nine months ended September 30, 2021. Net cash used in operations was primarily due to a net loss of $2,070,880 for nine months ended September 30, 2022 and the changes in operating assets and liabilities of $289,465, primarily due to the increase in accounts payable of $266,147 and accrued payroll and payroll taxes of $29,052, offset partially by other current liabilities of $555 and other current assets of $5,179. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $5,139, amortization expense of $2,700, accretion of original issuance costs of $85,875, and accretion of debt discount of $309,226.

For the nine months ended September 30, 2021, net cash used in operations was $1,221,221. Net cash used in operations was primarily due to a net loss of $1,777,447 for nine months ended September 30, 2021 and the changes in operating assets and liabilities of $2,932, primarily due to the increase in accounts payable of $16,869 and other current liabilities of $43,692, offset primarily by other current assets of $27,509, other assets of $20,711, and accrued payroll and payroll taxes of $15,273. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $1,279, amortization expense of $15,305, stock issued for services of $211,500, accretion of original issuance costs of $44,683, and accretion of debt discount of $286,391.

Cash Flows from Investing Activities – For the nine months ended September 30, 2022, net cash used in investing activities was $860 due to the purchase of property and equipment compared to cash used in investing activities of $20,205 for the nine months ended September 30, 2021 due to the purchase of property and equipment.

Cash Flows from Financing Activities – For the nine months ended September 30, 2022, net cash provided by financing was $1,066,502, due to proceeds from short term convertible notes of $1,110,000 and fees associated with the filing of the Company’s Form S-1 of $43,498 compared to cash provided by financing activities of $1,660,000 for the nine months ended September 30, 2021 due to proceeds from common stock issued for cash of $1,465,000 and short term convertible notes $250,000, and repayment of short term convertible notes of $55,000.

Financing – We expect that our current working capital position, together with our expected future cash flows from operations will be insufficient to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months. As stated above, Management intends to raise additional funds by way of a public offering or an asset sale transaction, however there can be no assurance that we will be successful in completing such transactions.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of September 30, 2022, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the nine months ended September 30, 2022 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ending September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 20, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due September 20, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 733,333 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 9, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund Ltd. (“Brio”) of (i) $82,500 aggregate principal amount of Note due September 9, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 550,000 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $75,000 which was issued at a $7,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On August 31, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due August 31, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 733,333 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

In July 2022, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “July 2022 Notes”) totaling (i) $341,000 aggregate principal amount of Note (total of $310,000 cash was received) due in various dates in July 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 676,936 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $0.50 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

These issuances have been made pursuant to transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of October 20, 2022, the Company has not repaid three convertible notes totaling $717,530 and the three convertible notes are now in default. The Company is currently in discussions to restructure the terms of the note.

ITEM 4. MINE SAFTEY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended September 30, 2022, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMITON.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 22, 2015 and as currently in effect. (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 24, 2015 and incorporated herein by reference)

3.2*	Bylaws of the Registrant, as currently in effect (Filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

3.3*	Amendment to the Certificate of Incorporation of the Registration (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on October 23, 2020 and incorporated herein by reference)

10.1*+	Share Exchange Agreement dated August 25, 2020 (Filed as Exhibit 10.1 to the Current Report on Form 8-Kfiled by the Registrant on August 31, 2020 and incorporated herein by reference)*.

10.2*+	Operating Lease.

10.3*+	Employment Agreement for Jeremy Ferrell (Filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the Registrant on March 9, 2022 and incorporated herein by reference).

10.4*	January 2020 Financing Documents and Extensions

10.5*	June 23, 2020 Financing Documents.

10.6*	September 17, 2020 Financing Documents

10.7*	Senior Convertible Debenture dated May 10, 2022 (filed as Exhibit 10.21 to S-1/A filed on August 29, 2022)

10.8*	Warrant dated May 10, 2022 (filed as Exhibit 10.22 to S-1/A filed on August 29, 2022)

10.9*	Warrant dated October 18, 2021 (filed as Exhibit 10.24 to S-1/A filed on August 29, 2022)

10.10*	Senior Convertible Debenture dated March 23, 2022 (filed as Exhibit 10.25 to S-1/A filed on August 29, 2022)

10.11*	Warrant dated March 23, 2022 (filed as Exhibit 10.26 to S-1/A filed on August 29, 2022)

10.12*	Senior Convertible Debenture dated March 23, 2022 (filed as Exhibit 10.27 to S-1/A filed on August 29, 2022)

10.13*	Warrant dated March 23, 2022 (filed as Exhibit 10.28 to S-1/A filed on August 29, 2022)

10.14*	Senior Convertible Debenture dated April 28, 2022 (filed as Exhibit 10.29 to S-1/A filed on August 29, 2022)

10.15*	Warrant dated April 28, 2022 (filed as Exhibit 10.30 to S-1/A filed on August 29, 2022)

10.16*	June 1, 2022 Financing Documents

10.17*	June 22, 2022 Financing Documents

10.18*	Set of Form Documents for July 2022 Financing

10.19*	August 31, 2022 Financing Documents

10.20*	September 9, 2022 Financing Documents

10.21*	October 20, 2022 Financing Documents

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to S-1/A filed on August 29, 2022)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.

+	Management contract or compensatory plan

All references to Registrant’s Forms 8-K, 10-K and 10-Q include reference to File No. 333-204486

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Sigyn Therapeutics, Inc. a Delaware corporation

Dated: November 14, 2022	By:	/s/ James Joyce
James Joyce
Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 14, 2022	By:	/s/ Jeremy Ferrell
Jeremy Ferrell
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 14, 2022	By:	/s/ Craig Roberts
Craig Roberts
Chief Technology Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Joyce	Chief Executive Officer and Director	November 14, 2022
James Joyce	(Principal Executive Officer)

/s/ Jeremy Ferrell	Chief Financial Officer	November 14, 2022
Jeremy Ferrell	(Principal Financial and Accounting Officer)

/s/ Craig Roberts	CTO and Director	November 14, 2022
Craig Roberts

