Form 10-K
period 2022-12-31
Sigyn Therapeutics, Inc.
filed 2023-03-31
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant was $2,913,953. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 31, 2023, there were 42,713,325 shares of common stock outstanding.

SIGYN THERAPEUTICS, INC.

2022 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1. Business

Background

Business Overview

Sigyn Therapeutics, Inc. (“Sigyn”, the “Company”, “we,” “us,” or “our”) is a development-stage company focused on creating therapeutic solutions that address unmet needs in global health. Our corporate address is 2468 Historic Decatur Road, Suite 140, San Diego, California, 92106.

Sigyn Therapy™, our lead product candidate, is a broad-spectrum blood purification technology designed to treat pathogen-associated inflammatory disorders that are not addressed with approved drug therapies. Candidate treatment indications include endotoxemia and inflammation in end-stage renal disease (dialysis) patients, sepsis (a leading cause of hospital deaths), community acquired pneumonia (a leading cause of death among infectious diseases), and emerging pandemic threats.

Our development pipeline includes a cancer treatment system comprised of ChemoPrep™ to enhance the tumor site delivery of chemotherapy, and ChemoPure™ to reduce treatment toxicity and inhibit the spread of cancer metastasis.

Merger Transaction

On October 19, 2020, Sigyn Therapeutics, Inc, a Delaware corporation (the “Registrant”) formerly known as Reign Resources Corporation, completed a Share Exchange Agreement (the “Agreement”) with Sigyn Therapeutics, Inc., a private entity incorporated in the State of Delaware on October 19, 2019.

In the Share Exchange Agreement, we acquired 100% of the issued and outstanding shares of privately held Sigyn Therapeutics common stock in exchange for 75% of the fully paid and nonassessable shares of our common stock outstanding (the “Acquisition”). In conjunction with the transaction, we changed our name from Reign Resources Corporation to Sigyn Therapeutics, Inc. pursuant to an amendment to our articles of incorporation that was filed with the State of Delaware. Subsequently, our trading symbol was changed to SIGY. The Acquisition was treated by the Company as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For accounting purposes, Sigyn is considered to have acquired Reign Resources Corporation as the accounting acquirer because: (i) Sigyn stockholders own 75% of the combined company, on an as-converted basis, immediately following the Closing Date, (ii) Sigyn directors hold a majority of board seats in the combined company and (iii) Sigyn management held all key positions in the management of the combined company. Accordingly, Sigyn’s historical results of operations will replace Reign Resources Corporation’s historical results of operations for all periods prior to the Acquisition and, for all periods following the Acquisition, the results of operations of the combined company will be included in the Company’s financial statements. The Acquisition was treated as a “tax-free exchange” under Section 368 of the Internal Revenue Code of 1986 and resulted in the private Sigyn Therapeutics corporate entity (established on October 29, 2019) to become a wholly owned subsidiary of Reign Resources Corporation. Among the conditions for closing the acquisition, the Reign Resources Corporation extinguished all previously reported liabilities, its preferred class of shares, and all stock purchase options. As a result, the reported liabilities totalling $3,429,516 were converted into a total of 7,907,351 common shares. Additionally, assets held on the books of Reign Resources Corporation, such as Gem inventory, was kept in the Company and therefore recorded as assets on the Share Exchange date. Upon the closing of the Acquisition, we appointed James A. Joyce and Craig P. Roberts to serve as members of our Board of Directors.

As of March 31, 2023, we had a total 42,713,325 shares issued and outstanding, of which 17,073,325 shares are held by non-affiliate shareholders.

Post-Merger Developments

Since the consummation of the Acquisition on October 19, 2020, we have advanced Sigyn Therapy from conceptual design through completion of in vitro studies that have quantified the reduction of relevant therapeutic targets from human blood plasma with small-scale versions of Sigyn Therapy. These include endotoxin (gram-negative bacterial toxin); peptidoglycan and lipoteichoic acid (gram-positive bacterial toxins); viral pathogens (including SARS-CoV-2); hepatic toxins (ammonia, bile acid, and bilirubin); and tumour necrosis factor alpha (TNF alpha), interleukin-1 beta (IL-1b), and interleukin 6 (IL-6), which are pro-inflammatory cytokines whose dysregulated production (the cytokine storm) precipitate sepsis and play a prominent role in each of our therapeutic opportunities.

Subsequent to these studies, we disclosed the completion of in vivo animal studies. In these studies, Sigyn Therapy was administered via standard dialysis machines utilizing conventional blood-tubing sets, for periods of up to six hours in eight (8) porcine (pig) subjects, each weighing approximately 40-45 kilograms. The studies were comprised of a pilot phase (two subjects), which evaluated the feasibility of the study protocol in the first-in-mammal use of Sigyn Therapy; and an expansion phase (six subjects) to further assess treatment feasibility and refine pre-treatment set-up and operating procedures. There were no serious adverse events reported in any of the treated animal subjects. Of the eight treatments, seven were administered for the entire six-hour treatment period. One treatment was halted early due to the observation of a clot in the device, which was believed to be the result of a procedural deviation in the pre-treatment set-up. Important criteria for treatment feasibility – including hemodynamic parameters, serum chemistries and hematologic measurements – were stable across all subjects.

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

The animal studies were conducted to correspond with FDA’s best practice guidance. The number of animals enrolled in our study and the amount of data collected was based on the ethical and least burdensome principles that underly the FDA goal of using the minimum number of animals necessary to generate valid scientific data to demonstrate reasonable feasibility and performance of a medical device prior to human study consideration. A porcine animal model is a generally accepted model for the study of extracorporeal blood purification devices intended to treat infectious disease and inflammatory disorders. Regardless of these factors, FDA may require that we conduct additional animal studies.

The data resulting from our in vivo and in vitro studies is being incorporated into an Investigational Device Exemption (IDE) that we are drafting for submission to the U.S. Food and Drug Administration (“FDA”) to support the potential initiation of a human feasibility study in End-Stage Renal Disease (ESRD) patients with endotoxemia and elevated inflammatory cytokine production. As per the study protocol, Sigyn Therapy is to be administered in combination with the regularly scheduled dialysis treatments of enrolled subjects. The primary study objective will be to evaluate the safety of Sigyn Therapy in health compromised ESRD patients. A secondary objective will be to quantify changes in circulating levels of endotoxin, tumour necrosis factor-αlpha (TNF-α), interleukin-1β (IL-1β), and interleukin-6 (IL-6) before and after each Sigyn Therapy administration. Endotoxin and excess TNF-α, IL-1β, and IL-6 production are commonly associated with each of our candidate treatment indications, including sepsis and community-acquired pneumonia.

Based on our previous experience in developing extracorporeal blood purification therapies, we believe that we have collected sufficient data to support first-in-human studies of Sigyn Therapy. In this regard, we plan to submit an IDE application to FDA related to the potential initiation of a human feasibility study during the 2023 calendar year. However, there is no assurance that FDA will approve the initiation of our feasibility study. Additionally, while we believe the data from our in vivo and in vitro studies provides support for our IDE submission, FDA may request that we conduct additional animal or pre-clinical studies prior to approving our IDE. Among our previous experiences in developing extracorporeal blood purification therapies, our CEO oversaw the development of the Aethlon Hemopurifier, a first-in-industry device that received an FDA “Breakthrough Device” designation for the treatment of life-threatening viruses and was awarded a second FDA “Breakthrough Device” designation related to the treatment of cancer.

Sigyn Therapy Mechanism of Action

We designed Sigyn Therapy to be a candidate to treat pathogen-associated inflammatory conditions that are life-threatening. To date, pre-clinical in vitro studies have quantified the reduction of viral pathogens, bacterial toxins, and inflammatory mediators from human blood plasma with small-scale versions of Sigyn Therapy. Such capabilities establish Sigyn Therapy as a candidate to treat pathogen-associated conditions that precipitate Sepsis, Community Acquired Pneumonia, Emerging Bioterror and Pandemic threats, and End-Stage Renal Disease patients with endotoxemia and elevated inflammatory cytokine production.

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

Incorporated within Sigyn Therapy is a “cocktail” of adsorbent components formulated to optimize the broad-spectrum reduction of therapeutic targets from the bloodstream. In the medical field, the term “cocktail” is a reference to the simultaneous administration of multiple drugs (a drug cocktail) with differing mechanisms of actions. While drug cocktails are emerging as potential mechanisms to treat cancer, they are life-saving countermeasures to treat HIV and Hepatitis-C viral infections. However, dosing of multi-drug agent cocktails is limited by toxicity and adverse events that can result from deleterious drug interactions.

Sigyn Therapy is not constrained by such limitations as active adsorbent components are maintained within Sigyn Therapy and not introduced into the body. As a result, we are able to incorporate a substantial quantity of adsorbent components to capture therapeutic targets outside of the body as they circulate through Sigyn Therapy. Each adsorbent component has differing capture characteristics that contribute to optimizing the potential of Sigyn Therapy to reduce the presence of pathogenic and inflammatory targets that precipitate the cytokine storm that underlies sepsis and other life-threatening inflammatory disorders.

The adsorbent components incorporated within Sigyn Therapy provide more than 200,000 square meters (~50 acres) of surface area on which to adsorb and remove circulating viruses, bacterial toxins, and inflammatory mediators. Beyond a potential capacity to reduce therapeutic targets from human blood plasma, we believe that Sigyn Therapy offers an efficient treatment methodology. Based on targeted blood flow rates of 350ml/min, a patient’s entire bloodstream can pass through Sigyn Therapy more than fifteen times during a single four-hour treatment period.

From a technical perspective, Sigyn Therapy is a 325mm long polycarbonate column that internally contains polyethersulphone hollow fibers that have porous walls with a median pore size of ~200 nanometers (nm). As blood flows into Sigyn Therapy, plasma and therapeutic targets below 200nm travel through the porous walls as a result of blood-side pressure. As the hollow fiber bundle within Sigyn Therapy creates a resistance to the flow of blood, a pressure drop is created along the length of the device such that the blood-side pressure is higher at the blood inlet and lower at the blood outlet. This allows for plasma and therapeutic targets to flow away from the blood and into the extra-lumen space (inside the polycarbonate shell, yet outside the hollow-fiber bundle) to interact with Sigyn Therapy’s adsorbent components in a low shear force environment. In the distal third of the fiber bundle, the pressure gradient is reversed, which allows for plasma to flow back through the fiber walls to be reconvened into the bloodstream without the presence of therapeutic targets that were captured or bound by adsorbent components housed in the extra-lumen space of Sigyn Therapy.

Overview of Candidate Treatment Indications

Based on data resulting from in vitro blood purification studies, our candidate treatment indications include, but are not limited to; pathogen-associated inflammatory conditions that precipitate Sepsis (leading cause of hospital deaths worldwide), Community Acquired Pneumonia (a leading cause of death among infectious diseases), Emerging Bioterror and Pandemic threats, and endotoxemia and inflammation in End-Stage Renal Disease (ESRD) patients. However, there is no assurance that human feasibility and pivotal studies will demonstrate Sigyn Therapy to be a safe and efficacious treatment for any treatment indications.

End-Stage Renal Disease, Endotoxemia and Inflammation

According to the United States Renal Data System (USRDS), more than 550,000 individuals suffer from end-stage renal disease (ESRD), which results in approximately 85 million kidney dialysis treatments being administered in the United States each year. Persistent inflammation is a hallmark feature of ESRD as reflected by the excess production of inflammatory cytokines, including tumour necrosis factor-α (TNF-α), interleukin-1β (IL-1β) and interleukin-6 (IL-6), which contribute to increased all-cause mortality. ESRD inflammation also induces intestinal permeability, which allows endotoxin (gram-negative bacterial toxin) to translocate from the gut and into the bloodstream. Beyond fuelling further inflammation, endotoxin is potent activator of sepsis, which can lead to multiple organ failure and ultimately death.

Sigyn Therapy establishes a candidate strategy to improve the health and quality-of-life of ESRD patients. Beyond its potential to reduce endotoxin, TNF-α, IL-1β, and IL-6 from human blood plasma, Sigyn Therapy can be administered in series with regularly scheduled dialysis therapy.

We are currently preparing an Investigational Device Exemption (IDE) for submission to the U.S. Food and Drug Administration (“FDA”) related to a human feasibility study of Sigyn Therapy in ESRD patients with endotoxemia and elevated inflammatory cytokine production. As per the study protocol, Sigyn Therapy will be administered in combination with the regularly scheduled dialysis treatments of enrolled subjects. The primary study objective will be to evaluate the safety of Sigyn Therapy in health compromised ESRD patients. A secondary objective is to quantify changes in circulating levels of endotoxin, tumour necrosis factor-α (TNF-α), interleukin-1β (IL-1β), and interleukin-6 (IL-6) before and after each Sigyn Therapy administration. Endotoxin and excess TNF-α, IL-1β, and IL-6 production are commonly associated with each of our candidate treatment indications, including sepsis and community-acquired pneumonia.

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

Consistent with FDA’s statement, small-scale versions of Sigyn Therapy have been quantified to reduce the presence of various pathogens, cytokines, and other inflammatory mediators from human blood plasma during in vitro studies. As such, we believe that Sigyn Therapy could provide a candidate strategy to treat future pandemic outbreaks, which are increasingly being fuelled by a confluence of global warming, urban crowding, and intercontinental travel.

Additionally, as a majority of infectious human viruses are not addressed with a corresponding drug or vaccine, there may be an ongoing need for blood purification technologies that offer to reduce the severity of infection and mitigate the excess production of inflammatory cytokines (the cytokine storm) associated with high mortality in non-pandemic viral infections. In this regard, we believe Sigyn Therapy aligns with HHS initiatives established through the Public Health Emergency Medical Countermeasure Enterprise (PHEMCE) that support the development of broad-spectrum medical countermeasures that can mitigate the impact of an emerging pandemic or bioterror threat, yet also have viability in established disease indications.

Candidate Pipeline Product

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

Chemotherapeutic agents are the most commonly administered drugs to treat cancer, which is the second leading cause of death in the United States. Despite therapeutic advances, treatment toxicity, drug resistance and inadequate tumour site delivery restrict the benefit of chemotherapy. To overcome these challenges, our patent submission describes a therapeutic device system whose primary objective is to enhance tumour site delivery of chemotherapy and reduce its toxicity. A secondary objective of the system is to reduce treatment dosing without sacrificing patient benefit, or conversely increase chemotherapy dosing without added toxicity. In concert with these objectives, our candidate therapeutic system offers to inhibit the spread of cancer metastasis that can be induced by the administration of chemotherapy.

Our proposed chemotherapy enhancement system is comprised of two blood purification technologies. ChemoPrepTM, administered prior to chemotherapy to optimize tumour site delivery and improve the benefit of ChemoPureTM, which is deployed post-chemotherapy to reduce treatment toxicity and inhibit the potential spread of cancer metastasis.

To improve the delivery of chemotherapeutic agents, we designed ChemoPrepTM with an objective to reduce the bloodstream presence of tumour-derived extracellular vesicles or exosomes (Tumor-EXs) that diminish the efficacy of chemotherapy. As compared to non-cancer subjects, Tumor-EXs are highly concentrated in the bloodstream of those suffering from cancer. Tumor-EXs decoy and directly inhibit chemotherapeutic agents from reaching tumour cell targets. Tumor-EXs have also been reported to export chemotherapeutic agents out of cancer cells. Based on these factors, we believe the pre-chemo depletion of circulating Tumor-EXs could establish a novel, yet practical strategy to increase tumour-site saturation of chemotherapy, which in turn may permit for lower doses of chemotherapy to be administered without diminishing patient benefit.

ChemoPrepTM may also improve the performance of ChemoPureTM as a reduced bloodstream presence of Tumor-EXs, which are competitive binding and adsorption factors based on similar size and structural characteristics, would likely increase the efficiency of ChemoPureTM to reduce the presence of off-target chemotherapeutic agents that remain circulating in the bloodstream.

ChemoPureTM was designed to perform two critical functions after chemotherapy administration. To reduce treatment toxicity by lowering the bloodstream presence of chemotherapeutic agents that are not delivered to the target tumour site, and to reduce the circulating presence of chemotherapy-induced Tumor-EXs that may promote the spread of cancer metastases.

Unlike Sigyn TherapyTM, which is a candidate to treat life-threatening conditions that are not addressed with approved drug therapies, the intent of the ChemoPrepTM and ChemoPureTM is to enhance the delivery of market-cleared chemotherapeutic drugs and reduce their toxicity. Additionally, while Sigyn TherapyTM is a hollow-fiber based device designed for use on dialysis and continuous renal replacement machines, ChemoPrepTM and ChemoPureTM do not contain hollow-fibers and are intended for use on portable blood processing systems that can be located within the clinical sites where chemotherapy is administered. During treatment, the functionality of the blood processing system allows for patient blood plasma to flow through our devices, which contain formulations of adsorbent and binding components intended deplete Tumor-EXs and chemotherapeutic agents from the bloodstream.

In an in vitro study conducted by researchers at Innovative Biotherapies, we obtained pre-clinical insight that liposomal nanoparticles, commonly used to deliver chemotherapeutic agents, can be reduced from human blood plasma with a formulation of adsorbent components. In the study, liposome concentrations in human blood plasma were reduced by 92.5% after a two-hour interaction with the adsorbent components. Beyond providing initial support for our candidate strategy to remove liposomal drug agents, the study established the possibility that Tumor-EXs may also be reduced from blood plasma as liposomes have previously served as a research model system for isolating extracellular vesicles and exosomes based on a similarity of size and structural characteristics.

Recent Corporate Developments

●	December 2020 – Reported the first in vitro study results of Sigyn Therapy. The study reported the simultaneous reduction of endotoxin, a gram-negative bacterial toxin, and relevant pro-inflammatory cytokines from human blood plasma. The cytokines evaluated in the study were Interleukin-1 Beta (IL-1B), Interleukin-6 (IL-6) and Tumor Necrosis Factor alpha (TNF-a).

●	January 2021 - Reported the results of an in vitro study that modelled the potential of Sigyn Therapy adsorbent components to reduce the presence of CytoVesicles (extracellular vesicles that transport inflammatory cargos in the bloodstream) from human blood plasma.

●	January 2021 - Appointed industry veteran Eric Lynam as Head of Clinical Affairs, with a mandate to oversee clinical studies of Sigyn Therapy.

●	April 2021 - Disclosed in vitro study observations that small-scale versions of Sigyn Therapy were quantified to reduce the presence of viral pathogens, including SARS-CoV-2 (COVID-19) from human blood plasma.

●	April 2021 - Appointed former Aethlon Medical executive Charlene Owen as Director of Operations.

●	July 2021 - Disclosed the completion of in vitro studies that quantified the reduction of hepatic toxins (ammonia, bile acid & bilirubin) from human blood plasma with small-scale versions of Sigyn Therapy.

●	July 2021 - Disclosed the completion of a first-in-mammal pilot animal study of Sigyn Therapy at the University of Michigan.

●	December 2021 - Reported that small-scale versions of Sigyn Therapy reduced the presence of gram-positive bacterial toxins from human blood plasma.

●	February 2022 - Reported the subsequent completion of an in vivo animal study of Sigyn Therapy at the University of Michigan.

●	March 2022 - Appointed Jeremy Ferrell, CPA, MBA as Chief Financial Officer.

●	March 2022 - Announced the appointments of two internationally recognized clinician researchers, Alexander S. Yevzlin, MD, FASN and H. David Humes, MD, to Sigyn Therapeutics’ Scientific Advisory Board.

●	March 2022 - Ajay Verma, MD, PhD, a recognized thought leader in the field of neurology joins the Scientific Advisory Board.

●	April 2022 - Donald J. Hillebrand, M.D., a recognized thought leader in the field of Hepatology and Liver Transplantation joins the Scientific Advisory Board.

●	August 2022 – The Company’s common stock commences trading on the OTCQB Venture Market.

●	October 2022 –

●	Announced the appointment of Richa Nand, B.S., J.D.; Jim Dorst, B.S., M.S.; and Christopher Wetzel, B.S., M.B.A. to our Board of Directors.

●	Patent application entitled: “SYSTEM AND METHODS TO ENHANCE CHEMOTHERAPY DELIVERY AND REDUCE TOXICITY” is submitted to the United States Patent and Trademark Office (“USPTO”).

●	Trademark applications to register ChemoPrepTM and ChemoPureTM are filed with the USPTO related to medical device products to enhance cancer therapies.

Marketing and Sales

At present, our primary focus is the clinical and regulatory advancement of Sigyn Therapy. As such, we do not market or sell any therapeutic products at this time. However, we plan to forge relationships with organizations that have established distribution channels into markets that may have a demand for Sigyn Therapy should it receive market clearance from FDA or other foreign regulatory agencies.

Intellectual Property

We own the intellectual property rights to pending royalty-free patents that have been assigned to us by our co-founders, James A. Joyce and Craig P. Roberts. We have also received a “Notice of Allowance” from the United States Patent and Trademark Office (USPTO) related to the use of Sigyn Therapeutics, Sigyn Therapy, and the protection of our corporate logo. We plan to continually expand our intellectual property portfolio and protect trade secrets that are not the subject of patent submissions. However, there is no assurance that the claims of current pending and future patent applications will result in issued patents. Pending changes in patent law, it is anticipated that each patent that becomes issued will have an enforceable life that will extend for a period of 20 years from the initial patent filing date and will expire at the end of such 20-year terms.

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

EXTRA-LUMEN ADSORPTION OF VIRAL PATHOGENS FROM BLOOD U.S. Patent Application No.: 63/177,520; Filing Date: 2021-04-21 Inventor: James A. Joyce

SYSTEM AND METHODS TO ENHANCE CHEMOTHERAPY DELIVERY AND REDUCE TOXICITY U.S. Patent Application No.: 63/410,764; Filing Date: 09/28/2022 Inventor: James A. Joyce

Government Regulation

In the United States, Sigyn Therapy is subject to regulation by the FDA. Should we seek to commercialize Sigyn Therapy outside the United States, we expect to face comparable international regulatory oversight. The U.S. regulatory jurisdiction for extracorporeal blood purification therapies is the Center for Devices and Radiological Health (“CDRH”), the FDA branch that oversees the market approval of medical devices.

Based on published CDRH guidance, we believe that Sigyn Therapy will be classified as a Class III medical device that is subject to a Pre-Market Approval (“PMA”) submission pathway. A PMA pathway requires extensive data, including but not limited to technical documents, preclinical studies, animal studies, human clinical trials, the establishment of Current Good Manufacturing Practices (“cGMPs”) standards and labelling that fulfils FDA’s requirement to demonstrate reasonable evidence of safety and effectiveness of a medical device product. However, as Sigyn Therapy does not emit electronic product radiation, it will not be subject to regulatory challenges associated with medical devices that emit electronic radiation.

The commercialization of medical devices in the United States requires either a prior 510(k) clearance, unless it is exempt, or a PMA from the FDA. Generally, if a new device has a predicate that is already on the market under a 510(k) clearance, the FDA will allow that new device to be marketed under a 510(k) clearance; otherwise, a premarket approval, or PMA, is required. Medical devices are classified into one of three classes; Class I, Class II or Class III which are determined by the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are subject to the general controls of the Federal Food, Drug and Cosmetic Act, such as provisions that relate to: adulteration; misbranding; registration and listing; notification, including repair, replacement, or refund; records and reports; and good manufacturing practices. Most Class I devices are classified as exempt from pre-market notification under section 510(k) of the FD&C Act, and therefore may be commercially distributed without obtaining 510(k) clearance from the FDA. Class II devices are subject to both general controls and special controls to provide reasonable assurance of safety and effectiveness. Special controls include performance standards, post market surveillance, patient registries and guidance documents. A manufacturer may be required to submit to the FDA a pre-market notification requesting permission to commercially distribute some Class II devices. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III. A Class III device cannot be marketed in the United States unless the FDA approves the device after submission of a PMA. We believe that Sigyn Therapy will be classified as a Class III device and as such will be subject to a PMA submission and approval.

Should Sigyn Therapy receive market clearance from FDA, we would need to comply with applicable laws and regulations that govern the development, testing, manufacturing, labeling, marketing, storage, distribution, advertising and promotion, and post-marketing surveillance reporting for medical devices. Failure to comply with these applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as issuance of warning letters, import detentions, civil monetary penalties and/or judicial sanctions, such as product seizures, injunctions and criminal prosecution. Our failure to comply with any of these laws and regulations could have a material adverse effect on our operations.

The Pre-market Approval Pathway

A pre-market approval (PMA) application must be submitted to the FDA for Class III devices for which FDA requires a PMA. The PMA application process is much more demanding than the 510(k)-pre-market notification process. A PMA application must be supported by extensive data, including but not limited to technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction reasonable evidence of safety and effectiveness of the device.

After a PMA application is submitted, the FDA has 45 days to determine whether the application is sufficiently complete to permit a substantive review and thus whether the FDA will file the application for review. The FDA has 180 days to review a filed PMA application, although the review of an application generally occurs over a significantly longer period of time and can take up to several years. During this review period, the FDA may request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device.

Although the FDA is not bound by the advisory panel decision, the panel’s recommendations are important to the FDA decision making process. In addition, the FDA may conduct a preapproval inspection of the manufacturing facility to ensure compliance with the Quality System Regulation, or QSR. The agency also may inspect one or more clinical sites to assure compliance with FDA’s regulations.

Upon completion of the PMA review, the FDA may: (i) approve the PMA which authorizes commercial marketing with specific prescribing information for one or more indications, which can be more limited than those originally sought; (ii) issue an approvable letter which indicates the FDA’s belief that the PMA is approvable and states what additional information the FDA requires, or the post-approval commitments that must be agreed to prior to approval; issue a not approvable letter which outlines steps required for approval, but which are typically more onerous than those in an approvable letter, and may require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years; or (iv) deny the application. If the FDA issues an approvable or not approvable letter, the applicant has 180 days to respond, after which the FDA’s review clock is reset.

Clinical Trials

Clinical trials are almost always required to support PMA market clearance and are sometimes required for 510(k) clearance. In the United States, for significant risk Class III devices, these trials require submission of an Investigational Device Exemption (IDE) application to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients at specified study sites. During the trial, the sponsor must comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting and record keeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices and comply with all reporting and record keeping requirements. Clinical trials for Class III devices may not begin until the IDE application is approved by the FDA and the appropriate institutional review boards, or IRBs, at the clinical trial sites. An IRB is an appropriately constituted group that has been formally designated to review and monitor medical research involving subjects and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety and welfare of human research subjects. The FDA or the IRB at each site at which a clinical trial is being performed may withdraw approval of a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits or a failure to comply with FDA or IRB requirements. Even if a trial is completed, there is no assurance that clinical testing will demonstrate the safety and effectiveness of Sigyn Therapy or other pipeline devices.

Manufacturing and Procurement

We are advancing a manufacturing relationship with an FDA registered Contract Manufacturing Organization (CMO) to establish cGMPs compliant manufacturing to support human clinical studies and potential commercialization should we receive clearance to market Sigyn Therapy. We plan to establish manufacturing procedure specifications that define each stage of our manufacturing, inspection and testing processes and the control parameters or acceptance criteria that apply to each activity that result in the production of our technology.

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

Research and Product Development

To date, we have outsourced our research and product development activities, which include the performance of in vitro blood plasma validation studies, animal studies, pre-cGMPs product assembly and manufacturing through third party organizations with experience in advancing extracorporeal blood purification technologies. Our pre-clinical in vitro blood plasma studies we each performed under an agreement with Innovative BioTherapies, Inc. (IBT) and our animal clinical studies were conducted by IBT team members through a contract with the University of Michigan to utilize animal care, associated institutional review oversight, as well as surgical suite facilities located within the North Campus Research Complex. While we maintain ownership rights to all study data collected by IBT, we do permit for IBT to publish or present the results of our contracted studies. At present, we do not have plans to build and staff our own research and product development facility.

Environmental Laws and Regulations

At present, our operations are not subject to any environmental laws or regulations.

Employees

As of the date of this filing, we have 4 salaried employees, whose benefits include paid medical, dental, and vision coverage. We also provide our employees with access to a 401(k) plan, and we anticipate the establishment of an employee equity-stock option plan during the 2023 calendar year. To maintain a manageable employee headcount, we utilize non-employee consultants to perform as-needed services and we contract with third party research organizations to perform studies designed to support the potential clinical advancement of Sigyn Therapy.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate address is 2468 Historic Decatur Road, Suite 140, San Diego, California, 92106.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our stock is quoted on the OTC markets under the symbol “SIGY.” There are 42,713,325 shares outstanding as of March 31, 2023.

(b) Transfer Agent

The transfer agent and registrar for our common stock is VStock Transfer, LLC located at 18 Lafayette Place, Woodmere, New York.

(b) Shareholders of Record

The number of beneficial holders of record of our common stock as of the close of business on December 31, 2022 was 108.

(c) Dividends

We do not expect to pay cash dividends in the next term. We intend to retain future earnings, if any, to provide funds for operation of our business. We currently have no restrictions affecting our ability to pay cash dividends.

(d) Equity Compensation Plans

The Company does not have an equity compensation plan.

Recent Sales of Unregistered Securities

On November 23, 2022, third party investor elected to convert the aggregate principal amount of the Note, $145,200, into 968,000 common shares.

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

OVERVIEW:

Historical Development

Our Company

Sigyn Therapeutics, Inc. (“Sigyn”, the “Company”, “we,” “us,” or “our”) is a development-stage company focused on creating therapeutic solutions that address unmet needs in global health. Our corporate address is 2468 Historic Decatur Road, Suite 140, San Diego, California, 92106.

Sigyn Therapy™, our lead product candidate, is a broad-spectrum blood purification technology designed to treat pathogen-associated inflammatory disorders that are not addressed with approved drug therapies. Candidate treatment indications include endotoxemia and inflammation in end-stage renal disease (dialysis) patients, sepsis (a leading cause of hospital deaths), community acquired pneumonia (a leading cause of death among infectious diseases), and emerging pandemic threats.

Our development pipeline includes a cancer treatment system comprised of ChemoPrep™ to enhance the tumor site delivery of chemotherapy, and ChemoPure™ to reduce treatment toxicity and inhibit the spread of cancer metastasis.

Financing Transactions

Preferred Stock

The Company has 10,000,000 shares of par value $0.0001 preferred stock authorized, of which no preferred shares are issued and outstanding at December, 31, 2022.

Common Stock

The Company has authorized 1,000,000,000 shares of par value $0.0001 common stock, of which 42,713,325 shares were outstanding as of December 31, 2022.

On November 23, 2022, an investor elected to convert the aggregate principal amount of the Note, $145,200, into 968,000 common shares.

On October 28, 2021, an investor elected to convert $16,714 of the aggregate principal amount of the Note of $199,650, into 42,857 common shares.

On October 25, 2021, an investor elected to convert the aggregate principal amount of the Note, $110,000, into 157,143 common shares.

On October 20, 2021, the Company entered into a securities purchase agreement with an accredited investor that resulted in the issuance of 320,000 shares of common stock and warrants to purchase an aggregate of 320,000 shares of the Company’s common stock for total proceeds totaling $400,000. The offering allowed for qualified investors to purchase one share of the Company’s common stock at $1.25. For each share purchased, the investor received a five-year warrant to purchase one share of common stock at $1.25 per share. No commissions were paid in the offering. This issuance was pursuant to Section 4(a)(2) of the Securities Act in a transaction exempt from registration.

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

In April 2021, the Company initiated an offering of up to $1.5 million of the Company’s restricted common shares. The offering allowed for qualified investors to purchase one share of the Company’s common stock $1.25. For each share purchased, the investor received a five-year warrant to purchase one share of common stock at $1.75 per share. On May 10, 2021, the Company closed the offering to investors and subsequently disclosed that it had entered into securities purchase agreements with accredited investors that resulted in the issuance of 1,172,000 shares of common stock and warrants to purchase an aggregate of 1,172,000 shares of the Company’s common stock for total proceeds totaling $1,465,000. No commissions were paid in the offering. This issuance was pursuant to Section 4(a)(2) of the Securities Act in a transaction exempt from registration.

On April 14, 2021, the Company issued a total of 47,000 shares of its restricted common stock valued at $82,250 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry. This issuance was pursuant to Section 4(a) (2) of the Securities Act in a transaction exempt from registration.

On February 19, 2021, a previous noteholder exercised the warrants pursuant to the cashless exercise provision of the warrant agreement into 57,147 common shares. The common shares have not been issued as of March 14, 2022.

On January 14, 2021, the Company issued a total of 47,000 shares of its restricted common stock valued at $82,250 (based on the stock price of the Company’s common stock on the date of issuance) to a third party, for communications to the financial industry. This issuance was pursuant to Section 4(a)(2) of the Securities Act in a transaction exempt from registration.

Warrants

On October 22, 2021, the Company and Osher amended convertible debt agreements for the maturity date from October 20, 2021 to October 20, 2022. In exchange for the extension of the Note, the Company issued Osher 450,000 warrants to purchase an aggregate of 450,000 shares of the Company’s common stock, valued at $197,501 (based on the Black Scholes valuation model on the date of grant) (see Note 6). The warrants are exercisable for a period of five years at $1.00 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date. The Company accreted the value of the warrants rateably through October 20, 2022. The Company recorded $147,720 and $40,041 for the years ended December 31, 2022 and 2021, respectively, and is classified in other expenses in the consolidated Statements of Operations.

In March 2023, the Company offered a short-term inducement to the Company’s warrant holders in which the Company will issue one share of the Company’s common stock in exchange for each two warrants returned to the Company to be cancelled. All other terms of the original grants remain the same. A total of 8,899,019 warrants were exchanged for 4,449,512 shares of the Company’s common stock through March 24, 2023.

Current Noteholders

2023 Convertible Notes

During the three months ended March 31, 2023, the Company entered into an Original Issue Discount Senior Convertible Debentures totaling (i) $970,200 aggregate principal amount of Note (total of $882,000 cash was received) due in various dates in January through March 2024 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 6,468,004 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $0.15 per share.

Osher – $110,000

On December 22, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due December 22, 2023 based on $1.00 for each $0.90909 paid by Osher noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 733,333 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Osher – $55,000

On November 14, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $55,000 aggregate principal amount of Note due November 14, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 366,667 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $50,000 which was issued at a $5,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Brio – $82,500

On November 9, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund Ltd (“Brio”) of (i) $82,500 aggregate principal amount of Note due November 9, 2023 based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 550,000 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $75,000 which was issued at a $7,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Osher – $110,000

On October 20, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due October 20, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 733,333 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Osher – $110,000

On September 20, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due September 20, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 733,333 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Brio – $82,500

On September 9, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund Ltd. (“Brio”) of (i) $82,500 aggregate principal amount of Note due September 9, 2023 based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 550,000 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $75,000 which was issued at a $7,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Osher – $110,000

On August 31, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due August 31, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 733,333 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Other – $341,000

In July 2022, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “July 2022 Notes”) totalling (i) $341,000 aggregate principal amount of Note (total of $310,000 cash was received) due in various dates in July 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 676,936 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $0.50 per share.

Osher – $82,500

On June 22, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $82,500 aggregate principal amount of Note due June 22, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 165,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $75,000 which was issued at a $7,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.50 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Osher – $55,000

On June 1, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $55,000 aggregate principal amount of Note due June 1, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 110,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $50,000 which was issued at a $5,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.50 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Brio – $110,000

On May 10, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund Ltd. (“Brio”) of (i) $110,000 aggregate principal amount of Note due May 10, 2023 based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 220,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.50 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Osher – $110,000

On April 28, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due April 28, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 220,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.50 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Osher – $110,000

On March 23, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due March 23, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 220,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.50 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions to restructure the terms of the note.

Brio – $110,000

On March 23, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund Ltd. (“Brio”) of (i) $110,000 aggregate principal amount of Note due March 23, 2023 based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 220,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.50 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

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

Previous Noteholders

Other – $145,200

On November 21, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with a third party investor of (i) $145,200 aggregate principal amount of Note due November 21, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 968,000 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $132,000 which was issued at a $13,200 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On November 23, 2022, third party investor elected to convert the aggregate principal amount of the Note, $145,200, into 968,000 common shares.

All other previous notes were detailed in our Form 10-K filed on March 31, 2022. No changes occurred related to these notes during the period covered by this Form 10-Q.

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

Reclassifications

An adjustment has been made to the Consolidated Balance Sheets as of December 31, 2021, to reclass $1,072 of other current liabilities previously classified in accrued payroll and payroll taxes. These reclassifications had no effect on the reported results of operations.

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following discussion represents a comparison of our results of operations for the years ended December 31, 2022 and 2021. The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Year Ended December 31, 2022	Year Ended December 31, 2021

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	2,147,265	2,008,217
Other expense	782,552	996,402
Net loss before income taxes	$(2,929,817)	$(3,004,619)

Net Revenues

For the years ended December 31, 2022 and 2021, we had no revenues.

Cost of Sales

For the years ended December 31, 2022 and 2021, we had no cost of sales.

Operating expenses

Operating expenses increased by $139,048, or 6.9%, to $2,147,265 for the year ended December 31, 2022 from $2,008,217 for the year ended December 31, 2021 primarily due to increases in professional fees of $86,093, compensation costs of $237,983, depreciation costs of $3,908, insurance costs of $212,284, rent expenses of $30,105, and general and administration costs of $12,804, offset partially by consulting costs of $79,369, research and development costs of $76,357, investor relations costs of $275,798, and amortization costs of $12,605, as a result of adding administrative infrastructure for our anticipated business development. In 2022, the Company incurred an increase in professional fees (primarily legal and audit fees), incurred a full year of compensation for its CEO and CTO and hired a CFO resulting in increased compensation costs, increased consulting costs (primarily for public relations and brand awareness), has decreased investor relations costs (primarily the fair value of common stock issued for services of $249,100 in 2021), and incurred a full year of rent from the lease of office space in June 2021. Research and development costs consist of a decrease of $76,357 attributed to third parties for developmental services of $100,211 offset partially by an increase in testing in house efforts of $23,854.

For the year ended December 31, 2022, we had marketing expenses of $457, research and development costs of $657,657, and general and administrative expenses of $1,489,151 primarily due to professional fees of $209,386, compensation costs of $689,717, consulting costs of $206,825, insurance costs of $215,704, rent of $76,768, depreciation costs of $6,854, amortization costs of $3,600, investor relations costs of $53,208, and general and administration costs of $27,546, as a result of adding administrative infrastructure for our anticipated business development. In 2022, the Company has incurred professional fees (primarily legal and audit fees), incurred compensation for its CEO and CTO and hired a CFO, incurred consulting costs (primarily for public relations and brand awareness), had investor relations costs, and had rent through the lease of office space. Research and development costs consist of $579,977 attributed to in house efforts and $77,680 to third parties for developmental services and testing.

For the year ended December 31, 2021, we had research and development costs of $734,014, and general and administrative expenses of $1,274,203 primarily due to professional fees of $123,293, compensation costs of $451,734, consulting costs of $286,194, rent of $46,663, depreciation and amortization costs of $19,151, investor relations costs of $329,006, and general and administration costs of $18,162, as a result of adding administrative infrastructure for our anticipated business development. In 2021, the Company has incurred professional fees (primarily legal and audit fees, and consulting costs), had investor relations costs (primarily the fair value of common stock issued for services of $249,100), and incurred compensation for its CEO and CTO. Research and development costs consist of $556,123 attributed to in house efforts and $177,891 to third parties for developmental services and testing.

Other Expense

Other expense for the year ended December 31, 2022 totaled $782,552 primarily due interest expense of $782,114 in conjunction with accretion of debt discount and original issuance discount, and interest expense of $438, compared to other expense of $996,402 primarily due to impairment of assets of $536,047, interest expense of $429,488 in conjunction with accretion of debt discount and original issuance discount, and interest expense of $30,867 for the year ended December 31, 2021.

Net loss before income taxes

Net loss before income taxes for the year ended December 31, 2022 totaled $2,929,817 primarily due to (increases/decreases) in compensation costs, professional fees, consulting costs, research and development costs, investor relations costs, insurance costs, and general and administration costs compared to a loss of $3,004,619 primarily due to (increases/decreases) in compensation costs, professional fees, consulting costs, research and development costs, investor relations costs, and general and administration cost for the year ended December 31, 2021 primarily due to professional fees.

Assets and Liabilities

Assets were $332,879 as of December 31, 2022. Assets consisted primarily of cash of $8,356, inventories of $50,000, other current assets of $11,942, equipment of $22,052, intangible assets of $2,100, and operating lease right-of-use assets of $217,718, and other assets of $20,711. Liabilities were $2,236,119 as of December 31, 2022. Liabilities consisted primarily of accounts payable of $327,517, accrued payroll and payroll taxes of $30,124, convertible notes of $1,636,656, net of $642,660 of unamortized debt discount, operating lease liabilities of $240,625, and other current liabilities of $1,197.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $7,195,576 at December 31, 2022, had a working capital deficit of approximately $1,978,396 at December 31, 2022, had net losses of $2,929,817 and $3,004,619 for the years ended December 31, 2022 and 2021, respectively, and net cash used in operating activities of $1,830,242 and $1,774,182 for the years ended December 31, 2022 and 2021, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had a decrease in cash flows for the year ended December 31, 2022 of $332,600 resulting from cash used in operating activities of $1,830,242 and cash used in investing activities of $860, offset partially by cash provided by financing activities of $1,498,502.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended December 31, 2021	Year Ended December 31, 2020

Net cash provided by (used in):
Operating activities	$(1,830,242)	$(1,774,182)
Investing activities	(860)	(29,264)
Financing activities	1,498,502	2,060,000
	$(332,600)	$256,554

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Cash Flows from Operating Activities – For the year ended December 31, 2022, net cash used in operations was $1,830,242 compared to net cash used in operations of $1,774,182 for the year ended December 31, 2021. Net cash used in operations was primarily due to a net loss of $2,929,817 for year ended December 31, 2022 and the changes in operating assets and liabilities of $307,007, primarily due to the increases in other current assets of $9,867, accounts payable of $287,843, and accrued payroll and payroll taxes of $29,052, offset primarily by decreases in other current liabilities of $21. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $6,854, amortization expense of $3,600, accretion of original issuance costs of $135,812, and the accretion of debt discount of $646,302.

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

Cash Flows from Investing Activities – For the year ended December 31, 2022, net cash used in investing was $860 due to the purchase of property and equipment compared to cash flows from investing activities of $29,264 due to the purchase of property and equipment for the year ended December 31, 2021.

Cash Flows from Financing Activities – For the year ended December 31, 2022, net cash provided by financing was $1,498,502 due to proceeds from short term convertible notes of $1,567,000 net of fees associated with the filing of the Company’s Form S-1 of $68,498. For the year ended December 31, 2021, net cash provided by financing was $2,060,000 due to proceeds from short term convertible notes of $250,000, repayments of short-term convertible notes of $55,000, and common stock and warrants issued for cash of $1,865,000.

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

Employment Agreements

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. The Company incurred compensation expense of $453,067 and $496,125 (including $18,542 of 2020 payroll paid in 2021), and employee benefits of $48,811 and $31,126, for the years ended December 31, 2022 and 2021, respectively.

Sigyn had no employment agreement with its CTO but still incurred compensation on behalf of the CTO. The Company incurred compensation expense of $233,678 and $259,000, and employee benefits of $25,312 and $21,704, for the years ended December 31, 2022 and 2021, respectively.

Bonus

On July 21, 2021, as a result of achieving certain milestones, the Board of Directors agreed to pay each of the Company’s CEO and CTO a performance bonus equal to 5% of their annual salary totaling $34,750.

Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of our business during the next twelve months.

Fiscal Year-End

Our fiscal year end is December 31.

Critical Accounting Policies

Refer to Note 3 in the accompanying notes to the consolidated financial statements for critical accounting policies.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

The remediation efforts set out herein will be implemented in the current 2023 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the year ended December 31, 2022 are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ending December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title
Jim Joyce	61	Chief Executive Officer and Chairman of the Board of Directors (“CEO”)
Craig Roberts	70	Chief Technology Officer and Director
Jeremy Ferrell (1)	52	Chief Financial Officer
Richa Nand (2)	49	Non-Employee Director
Jim Dorst (2)	68	Non-Employee Director
Christopher Wetzel (2)	47	Non-Employee Director

(1)	Mr. Ferrell was hired as the Company’s Chief Financial Officer effective March 9, 2022.

(2)	Ms. Nand, Mr. Dorst and Mr. Wetzel were appointed as Non-Executive Directors effective October 10, 2022.

Executive Officers

Jim Joyce. Mr. Joyce is a Co-founder of Sigyn Therapeutics and has served as Chairman and CEO of the Company since it was founded in 2019. He has 30+ years of diverse public market experience, which includes two decades of public company CEO and Corporate Board leadership roles. Previously, Mr. Joyce was the founder of Exosome Sciences, Inc., where he served as Executive Chairman from 2011 to 2018. Mr. Joyce is also the founder, former Chairman and CEO of Aethlon Medical, a therapeutic device company that he navigated from a single shareholder start-up to Nasdaq-traded Company with 8000+ shareholders.

While employed at Aethlon from 1999 to 2018, Mr. Joyce oversaw the development of the Aethlon Hemopurifier, the first therapeutic candidate to receive two “Breakthrough Device” designations from the FDA. Under his leadership, the Hemopurifier received FDA “Emergency Use Authorization” (EAU) approval to treat Ebola virus and additionally was cleared to treat Ebola by the German Government and Health Canada. Time Magazine named the Hemopurifier one of the “11 Most Remarkable Advances in Healthcare” and designated the device to its “Top 25 Best Inventions” award list.

During Mr. Joyce’s tenure, Aethlon won multiple Department of Defense (DOD) contract awards, a National Cancer Institute (NCI) contract award and grants from the National Institutes of Health (NIH). He also led the completion of approximately $100 million of equity financings and originated preclinical and clinical collaborations with more than twenty government and non-government institutes and organizations.

We believe Mr. Joyce’s service as our Chief Executive Officer, his extensive experience in therapeutic device technologies, his prior board service and his extensive public company background qualifies him to serve on our board of directors.

Craig Roberts. Mr. Roberts is an inventor of therapeutic device technologies, which includes a Percutaneous Adult Extracorporeal Membrane Oxygenation (ECMO) system that was licensed and subsequently sold to C.R. Bard. During the ongoing pandemic, ECMO has been broadly deployed to treat critically ill COVID-19 patients. Additionally, Mr. Roberts is the inventor of the IMPACT System, which received CE Mark clearance in the European Union and was subsequently registered in 32 countries and successfully deployed to treat cytokine storm related conditions, including sepsis, acute respiratory distress syndrome (ARDS), acute liver failure, severe pneumonia and H5N1 bird flu virus infection.

Mr. Roberts is a Co-founder of Sigyn Therapeutics and has been our Chief Technical Officer since it was founded in 2019. Prior to joining the Company, Mr. Roberts served as a consultant for Aethlon Medical, Inc. from 2016 to 2019. Prior to Aethlon, Mr. Roberts was a founder, Chief Technology Officer and Board Member of Hemolife Medical, Inc. We believe Mr. Roberts’s service as our Chief Technology Officer, his extensive experience with therapeutic device technologies and his previous service as board of medical device company qualifies him to serve on our board of directors.

Jeremy Ferrell. Mr. Ferrell has more than 25 years of finance and operations leadership experience, with expertise in venture capital; mergers and acquisitions; due diligence; initial public offerings; strategic alliance negotiation; and financial planning and reporting. Mr. Ferrell has served as our CFO since March 2022. Prior to joining the Company, Mr. Ferrell served as the CFO at Miku, Inc, from 2018 to 2022. Previously, he founded a Fractional CFO Services firm, where he served as CFO for various life sciences and technology companies, including Singular Genomics, Inc., Aspen Neuroscience, Inc., and Hyduro, Inc. Before that, he served as Corporate Controller for ecoATM, Inc., which was acquired by Outerwall, Inc. in 2013. Earlier in his career, Mr. Ferrell practiced as a certified public accountant. Mr. Ferrell received his Bachelor of Science degree in Accountancy from Liberty University and his Master of Business Administration degree in International Finance from the Thunderbird School of Global Management.

Non-Employee Directors

Richa Nand. Ms.Nand is a senior legal executive with more than 20 years of experience as an intellectual property (“IP”) attorney and strategic business advisor for biotechnology and medical device companies. Ms. Nand is the founder of Insight Patents, a legal and consulting firm providing IP and transactional corporate services for the life sciences industry. Ms. Nand previously served as Vice President of Corporate Development and Legal at Bird Rock Bio – a Johnson & Johnson-backed biopharmaceutical company in San Diego – and Vice President of Intellectual Property and Licensing; Director of Business Development; and In-House Patent Counsel at Cytori Therapeutics. Prior to law school, she was a biomedical researcher at Cedars Sinai Medical Center in Beverly Hills, California. Ms. Nand received a Bachelor of Science degree in Microbiology and Molecular Genetics from the University of California, Los Angeles, and a Juris Doctor degree from Boston University School of Law. We believe Ms. Nad’s experience in the healthcare field makes her well suited to serve on our Board.

Jim Dorst. Mr. Dorst has more than 30 years of senior management experience in finance, operations, planning and business transactions at both private and public companies. He was most recently Director of Corporate Development at SYNNEX/Concentrix, where he was primarily responsible for mergers and acquisitions. Mr. Dorst was previously Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”) at SpectraScience, Inc.; CFO of Aethlon Medical, Inc. and Vice President of Finance and Operations for Verdisoft Corporation. In addition, he previously served as Senior Vice President of Finance and Administration at SeeCommerce; CFO and COO of Omnis Technology Corp; and CFO and Senior Vice President of Information Technology at Savoir Technology Group, Inc. Mr. Dorst practiced as a Certified Public Accountant with Coopers & Lybrand (now PricewaterhouseCoopers LLP); and holds a Master of Science degree in Accounting and a Bachelor of Science degree in Finance from the University of Oregon. We believe Mr. Dorst’s public company experience makes him well suited to sit on our Board.

Christopher Wetzel. Mr. Wetzel has more than 25 years of leadership experience in various aspects of the healthcare delivery system and since 2004, has served as Chief Executive Officer for the Surgery Center at Hamilton in New Jersey. His career has focused on building organizations, increasing operational efficiency, increasing profitability, maximizing revenue, and managing change in the complex and high-growth healthcare environment. Mr. Wetzel applied his broad background in strategy, finance, and operations to guide various entities starting new ventures, entering new markets, and reengineering business processes. He is a long-term investor in the extracorporeal therapy space. Mr. Wetzel received a Master of Business Administration degree in Healthcare Management and a Bachelor of Science degree in Nursing from Thomas Jefferson University (formerly Philadelphia University). Mr. Wetzel’s experience in the health care field well serves him to sit on our Board.

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

Director Independence

Our board of directors consists of five members, with three independent directors (all of our Non Employee Directors are independent) in accordance with NASDAQ listing rule 5605(a)(2) before we uplist via an amendment to this registration statement of which this prospectus is a part. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Board Composition

Our business and affairs are managed under the direction of our board of directors, which consists of five members. Directors serve for a term of one year and until their successors have been duly elected and qualified.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. The Company plans to update its board committees to meet NASDAQ requirements via an amendment to this registration statement of which this prospectus is a part.

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

The Company maintains a Scientific Advisory Board (“SAB”) to assist our Board of Directors by reviewing and evaluating our clinical development programs. We intend for our SAB members to receive per meeting fees and also be eligible to receive stock option compensation. However, a formal SAB compensation plan has not yet been approved by our Board of Directors.

Audit Committee Financial Expert

Mr. Dorst qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, and our three new directors qualify as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

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

Director Compensation

Our Non-Employee directors receive a $30,000 annual retainer, paid in equal quarterly amounts for which periods the directors have provided service. In addition, each director receives a grant of restricted stock units with a grant date fair value of $50,000 or, at the discretion of the Board, options to acquire shares of common stock. Employee directors, have not been separately compensated for their services to the Company as a director.

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

If Delaware law is amended to authorize corporate action further eliminating or limiting the personal liability of a director, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law, as so amended. Our Certificate of Incorporation does not eliminate a director’s duty of care and in appropriate circumstances, equitable remedies, such as injunctive or other forms of non-monetary relief, remain available under Delaware law. This provision also does not affect a director’s responsibilities under any other laws, such as the federal securities laws or other state or federal laws. Under our bylaws, we will also be empowered to purchase insurance on behalf of any person whom we are required or permitted to indemnify.

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

Summary Compensation Table

The particulars of the compensation paid to the following persons: (1) our principal executive officer; and (2) each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended December 31, 2022, who we will collectively refer to as the “named executive officers” of the Company, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($) (1)	($)
Jim Joyce	2022	453,067	-	-	-	-	-	$48,811	$501,878
Chief Executive Officer	2021	473,375	22,750	-	-	-	-	$31,126	$527,251

Craig Roberts	2022	233,678	-	-	-	-	-	$25,312	$258,990
Chief Technology Officer	2021	247,000	12,000	-	-	-	-	$21,704	$280,704

Jeremy Ferrell	2022	177,083	-	-	-	-	-	$23,205	$200,288
Chief Financial Officer (2)	2021	-	-	-	-	-	-	$-	$-

(1)	Amounts include health insurance and employer matched 401(k) costs.

(2)	Mr. Ferrell was hired as the Company’s Chief Financial Officer effective March 9, 2022. Mr. Ferrell receives an annual base salary of $250,000, amended to $62,500 on December 1, 2022.

Other than as disclosed below, there are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the years ended December 31, 2022 and 2021, except as described below in “Equity Compensation Plans and Other Benefit Plans” below.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options or restricted stock units during the years ended December 31, 2022 and 2021.

Outstanding Equity Awards at 2022 Year End

Except as described below in “Equity Compensation Plans and Other Benefit Plans”, the Company has not issued any awards to its named executive officers. The Company and its board of directors may grant awards as it sees fit to its employees as well as key consultants. See the discussion of “Equity Compensation Plans and Other Benefit Plans” below.

Agreements with Executive Officers

Jim Joyce

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. There is no written employment agreement for Mr. Joyce at this time.

Jeremy Ferrell

Mr. Ferrell was hired March 9, 2022 as the Company’s Chief Financial Officer. Mr. Ferrell receives an annual base salary of $250,000, amended to $62,500 on December 1, 2022, plus discretionary bonus compensation not to exceed 40% of salary. Mr. Ferrell’s employment also provides for medical insurance, disability benefits and three months of severance pay if his employment is terminated without cause or due to a change in control. Additionally, Mr. Ferrell will be granted up to 600,000 options to purchase 600,000 of the Company’s common shares upon the implementation of a Company employee option plan.

Craig Roberts

Mr. Roberts, the Company’s Chief Technology Officer (CTO) receives an annual base salary of $240,000 as well as medical insurance and related benefits. Mr. Roberts is eligible to receive bonus compensation at the discretion of the Sigyn Therapeutics, Inc. Board of Directors.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers for our year ended December 31, 2022:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership our common stock as of March 31, 2023 by (i) each person known to be the beneficial owner of more than 5% of the outstanding shares of common stock and (ii) each of our directors and executive officers. Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name and Address (2)	Amount of Beneficial Ownership	Percent of Class (1)

Jim Joyce (3)	12,820,000	30.0%
Craig Roberts (4)	12,820,000	30.0%
Jeremy Ferrell (5)	-	-%
Chris Wetzel (8)	127,666	0.3%

All Officers and Directors as a Group (2 Persons)	25,640,000)	60.0%

Brio Capital Master Fund Ltd. (6)	3,725,850	8.7%

Osher Capital Partners LLC (7)	3,050,658	7.1%

(1)	Based on 42,713,325 shares of common stock issued and outstanding.

(2)	Unless otherwise noted, the address of each beneficial owner is c/o Sigyn Therapeutics, Inc., 2468 Historic Decatur Road, Suite 140, San Diego, CA 92106.

(3)	Mr. Joyce is the Company’s CEO.

(4)	Mr. Roberts is the Company’s CTO.

(5)	Mr. Ferrell is the Company’s CFO.

(6)	Consists of 3,725,850 common shares as of the date of this filing. Brio Capital Master Fund Ltd (“Brio”) is contractually limited to beneficial ownership of our common stock not to exceed 9.99%. The stockholder of record by the stockholder is held by Shaye Hirsch who is a director of Brio. The business address of Brio is 100 Merrick Road, Suite 401W, Rockville Center, NY 11570.

(7)	Consists of 3,050,658 common shares as of the date of this filing. Osher Capital Partners LLC (“Osher”) is contractually limited to beneficial ownership of our common stock not to exceed 9.99%. The Stockholder has advised us that voting and dispositive power of all the common shares of the Company owned of record by the stockholder is held by Ari Kluger, who is President of Osher. The business address of Osher is 23 Tammy Lane, Spring Valley NY 10977.

(8)	Mr. Wetzel is a director of the Company.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of our outstanding securities of any class, other than as set forth above. We do not have an investment advisor. There are no current arrangements which will result in a change in control.

Equity Compensation Plans

The following represents a summary of the Equity Compensation grants and options awards outstanding at December 31, 2022 and 2021 and changes during the years then ended:

2022 and 2021
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	$-0-	-0-
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	-0-	$-0-	-0-

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than compensation arrangements, we describe below transactions and series of similar transactions, since January 1, 2020 (i.e., the last two completed fiscal years), to which we were a party or will be a party, in which the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest. Compensation arrangements, including employment agreements, for our directors and named executive officers are described elsewhere in “Executive Compensation - Agreements with Executive Officers.” Neither of our directors is independent.

Employment Agreement

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. The Company incurred compensation expense of $453,067 and $496,125 (including $18,542 of 2020 payroll paid in 2021), and employee benefits of $48,811 and $31,126, for the years ended December 31, 2022 and 2021, respectively.

Sigyn had no employment agreement with its CTO but Sigyn still incurred compensation on behalf of the CTO. The Company incurred compensation expense of $233,678 and $259,000, and employee benefits of $25,312 and $21,704, for the years ended December 31, 2022 and 2021, respectively.

Mr. Ferrell was hired March 9, 2022 as the Company’s Chief Financial Officer. Mr. Ferrell receives an annual base salary of $250,000, amended to $62,500 on December 1, 2022, plus discretionary bonus compensation not to exceed 40% of salary. Mr. Ferrell’s employment also provides for medical insurance, disability benefits and three months of severance pay if his employment is terminated without cause or due to a change in control. Additionally, Mr. Ferrell will be granted up to 600,000 options to purchase 600,000 of the Company’s common shares upon the implementation of a Company employee option plan.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal period for the audit of our annual financial statements and services normally provided by the independent registered public accounting firm for this fiscal period were as follows:

	FY 2022	FY 2021
Audit Fees	$36,850	$35,000
Total Fees	$36,850	$35,000

In the above table, “audit fees” are fees billed by our external auditor for services provided in auditing our annual financial statements for the subject year. The fees set forth on the foregoing table relate to the audit as of and for the years ended December 31, 2022 and 2021 which were performed by Paris, Kreit & Chiu CPA LLP (formerly Benjamin & Ko). All of the services described above were approved in advance by the Board of Directors or the Company’s Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report:

1.	Financial Statements. The following consolidated financial statements of the Company are included below:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2022 and 2021.

Consolidated Statement of Operations for the Years ended December 31, 2022 and 2021.

Consolidated Statements of Shareholders’ Deficit for the Years ended December 31, 2022 and 2021.

Consolidated Statements of Cash Flows for the Years ended December 31, 2022 and 2021.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the consolidated financial statements or the notes thereto or that they are not required or are not applicable.

Exhibit
Number	Description
1.1	Form of Underwriting Agreement**

3.1*	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware

3.2*	Bylaws of the Registrant, as currently in effect (Filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.1	Share Exchange Agreement dated August 25, 2020 (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 31, 2020 and incorporated herein by reference)*

10.2	Operating Lease*

10.3	Employment Agreement for Jeremy Ferrell (Filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the Registrant on March 9, 2022 and incorporated herein by reference)*

10.4	January 2020 Financing Documents and Extensions*

10.5	June 23, 2020 Financing Documents*

10.6	September 17, 2020 Financing Documents*

10.7	Senior Convertible Debenture dated May 10, 2022*

10.8	Warrant dated May 10, 2022*

10.9	Warrant dated October 18, 2021*

10.10	Senior Convertible Debenture dated March 23, 2022*

10.11	Warrant dated March 23, 2022*

10.12	Senior Convertible Debenture dated March 23, 2022*

10.13	Warrant dated March 23, 2022*

10.14	Senior Convertible Debenture dated April 28, 2022*

10.15	Warrant dated April 28, 2022*

10.16	June 1, 2022 Financing Documents*

10.17	June 22, 2022 Financing Documents*

10.18	Set of Form Documents for July 2022 Financing*

10.19	August 31, 2022 Financing Documents*

10.20	September 9, 2022 Financing Documents*

10.21	October 20, 2022 Financing Documents*

10.22	November 9, 2022 Financing Documents*

10.23	November 14, 2022 Financing Documents*

10.24	November 21, 2022 Financing Documents*

21.1	Subsidiaries of the Registrant*

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.

**	To be filed by amendment

***	Filed herewith

All references to Registrant’s Forms 8-K, 10-K and 10-Q include reference to File No. 000-55575

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Sigyn Therapeutics, Inc.
a Delaware corporation

Dated: March 31, 2023	By:	/s/ James Joyce
James Joyce
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 31, 2023	By:	/s/ Jeremy Ferrell
Jeremy Ferrell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mr. James Joyce	Chief Executive Officer and Director	March 31, 2023
Mr. James Joyce

/s/ Mr. Craig Roberts	Chief Technology Officer and Director	March 31, 2023
Mr. Craig Roberts

/s/ Mr. Jeremy Ferrell	Chief Financial Officer	March 31, 2023
Mr. Jeremy Ferrell

/s/ Richa Nand	Director	March 31, 2023
Richa Nand

/s/ Jim Dorst	Director	March 31, 2023
Jim Dorst

/s/ Chris Wetzel	Director	March 31, 2023
Chris Wetzel

SIGYN THERAPEUTICS, INC.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Sigyn Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sigyn Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the two years ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

As described further in Note 2 to the consolidated financial statements, the Company has incurred losses each year from inception through December 31, 2022 and expects to incur additional losses in the future.

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

Kreit & Chiu CPA LLP

(formerly known as Paris Kreit & Chiu CPA LLP)

We have served as the Company’s auditor since 2021.

New York, NY

March 31, 2023

SIGYN THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$8,356	$340,956
Inventories	50,000	50,000
Other current assets	11,942	2,075
Total current assets	70,298	393,031

Property and equipment, net	22,052	28,046
Intangible assets, net	2,100	5,700
Operating lease right-of-use assets, net	217,718	262,771
Other assets	20,711	20,711
Total assets	$332,879	$710,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$327,517	$39,674
Accrued payroll and payroll taxes	30,124	1,072
Short-term convertible notes payable, less unamortized debt issuance costs of $642,660 and $53,614, respectively	1,636,656	647,202
Current portion of operating lease liabilities	53,200	46,091
Other current liabilities	1,197	179
Total current liabilities	2,048,694	734,218
Long-term liabilities:
Operating lease liabilities, net of current portion	187,425	240,625
Total long-term liabilities	187,425	240,625
Total liabilities	2,236,119	974,843

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and 2021, respectively	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 38,263,813 and 37,295,813 shares issued and outstanding at December 31, 2022 and 2021, respectively	3,826	3,730
Additional paid-in capital	5,288,510	3,997,445
Accumulated deficit	(7,195,576)	(4,265,759)
Total stockholders’ deficit	(1,903,240)	(264,584)
Total liabilities and stockholders’ deficit	$332,879	$710,259

See accompanying notes to consolidated financial statements

SIGYN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021

Net revenues	$-	$-

Gross Profit	-	-

Operating expenses:
Marketing expenses	457	-
Research and development	657,657	734,014
General and administrative	1,489,151	1,274,203
Total operating expenses	2,147,265	2,008,217
Loss from operations	(2,147,265)	(2,008,217)

Other expense:
Impairment of assets	-	536,047
Interest expense	438	30,867
Interest expense - debt discount	646,302	368,205
Interest expense - original issuance costs	135,812	61,283
Total other expense	782,552	996,402

Loss before income taxes	(2,929,817)	(3,004,619)
Income taxes	-	-

Net loss	$(2,929,817)	$(3,004,619)

Net loss per share, basic and diluted	$(0.08)	$(0.08)

Weighted average number of shares outstanding
Basic and diluted	37,396,591	36,396,594

See accompanying notes to consolidated financial statements

SIGYN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	35,201,513	$3,520	$1,356,799	$(1,261,140)	$99,179
Common stock issued to third party for services	188,000	19	249,081	-	249,100
Warrants issued to third parties in conjunction with debt issuance	-	-	188,069	-	188,069
Beneficial conversion feature in conjunction with debt issuance	-	-	101,972	-	101,972
Common stock and warrants issued for cash	1,492,000	149	1,864,851	-	1,865,000
Common stock issued in conjunction with cashless exercise of warrants	57,157	6	(6)	-	-
Common stock issued to third parties in conjunction with conversion of debt	357,143	36	236,679	-	236,715
Net loss	-	-	-	(3,004,619)	(3,004,619)
Balance as of December 31, 2021	37,295,813	$3,730	$3,997,445	$(4,265,759)	$(264,584)

Warrants issued to third parties in conjunction with debt issuance	-	-	793,039	-	793,039
Beneficial conversion feature in conjunction with debt issuance	-	-	273,700	-	273,700
Amortization of warrants issued in connection with a debt modification	-	-	147,720	-	147,720
Common stock issued to third parties in conjunction with conversion of debt	968,000	96	145,104	-	145,200
Fees associated with filing of Form S-1	-	-	(68,498)	-	(68,498)
Net loss	-	-	-	(2,929,817)	(2,929,817)
Balance as of December 31, 2022	38,263,813	$3,826	$5,288,510	$(7,195,576)	$(1,903,240)

See accompanying notes to consolidated financial statements

SIGYN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(2,929,817)	$(3,004,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,854	2,946
Amortization expense	3,600	16,205
Stock issued for services	-	249,100
Accretion of debt discount	646,302	368,205
Accretion of original issuance costs	135,812	61,283
Interest expense converted to notes payable	-	30,800
Impairment of assets	-	536,047
Changes in operating assets and liabilities:
Other current assets	(9,867)	(2,075)
Other assets	-	(20,711)
Accounts payable	287,843	23,669
Accrued payroll and payroll taxes	29,052	(58,635)
Other current liabilities	(21)	23,603
Net cash used in operating activities	(1,830,242)	(1,774,182)

Cash flows from investing activities:
Purchase of property and equipment	(860)	(29,264)
Net cash used in investing activities	(860)	(29,264)

Cash flows from financing activities:
Proceeds from short-term convertible notes	1,567,000	250,000
Repayment of short-term convertible notes	-	(55,000)
Common stock issued for cash	-	1,865,000
Fees associated with filing of Form S-1	(68,498)	-
Net cash provided by financing activities	1,498,502	2,060,000

Net (decrease) increase in cash	(332,600)	256,554

Cash at beginning of period	$340,956	$84,402
Cash at end of period	$8,356	$340,956

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature in conjunction with debt issuance	$273,700	$101,972
Amortization of warrants issued in connection with a debt modification	$147,720	$-
Warrants issued to third parties in conjunction with debt issuance	$793,039	$188,069
Original issue discount issued in conjunction with debt	$156,700	$126,030
Common stock issued to third parties in conjunction with conversion of debt	$145,104	$236,715

See accompanying notes to consolidated financial statements

SIGYN THERAPEUTICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

Sigyn Therapeutics, Inc. (“Sigyn”, the “Company”, “we,” “us,” or “our”) is a development-stage company focused on creating therapeutic solutions that address unmet needs in global health.

Sigyn Therapy™, our lead product candidate, is a broad-spectrum blood purification technology designed to treat pathogen-associated inflammatory disorders that are not addressed with approved drug therapies. Candidate treatment indications include endotoxemia and inflammation in end-stage renal disease (dialysis) patients, sepsis (a leading cause of hospital deaths), community acquired pneumonia (a leading cause of death among infectious diseases), and emerging pandemic threats.

Our development pipeline includes a cancer treatment system comprised of ChemoPrep™ to enhance the tumor site delivery of chemotherapy, and ChemoPure™ to reduce treatment toxicity and inhibit the spread of cancer metastasis.

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

As of March 31, 2023, we have a total 42,713,325 shares issued and outstanding, of which 17,073,325 shares are held by non-affiliate stockholders.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $7,195,576 at December 31, 2022, had a working capital deficit of approximately $1,978,396 at December 31, 2022, had net losses of $2,929,817 and $3,004,619 for the years ended December 31, 2022 and 2021, respectively, and net cash used in operating activities of $1,830,242 and $1,774,182 for the years ended December 31, 2022 and 2021, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. The Company had $457 of advertising expenses for the year ended December 31, 2022 and had no advertising expenses for the year ended December 31, 2021.

Research and Development

All research and development costs are expensed as incurred. The Company incurred research and development expense of $657,657 and $734,014 for the years ended December 31, 2022 and 2021, respectively.

Inventories

In conjunction with the October 19, 2020 Share Exchange Agreement, the Company kept the gem inventory of Reign Resources Corporation. Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of December 31, 2022 and 2021, the Company carried primarily loose sapphire jewels, jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of December 31, 2022. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time.

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

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. As of December 31, 2022 and 2021, the Company had not experienced impairment losses on its long-lived assets.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2022 and 2021, the fair value of cash, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

For option-based simple derivative financial instruments, the Company uses the Monte Carlo simulations to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. There were no derivative financial instruments as of December 31, 2022 and 2021 and no charges or credits to income for the years ended December 31, 2022 and 2021.

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

Reclassifications

An adjustment has been made to the Consolidated Balance Sheets as of December 31, 2021, to reclass $1,072 of other current liabilities previously classified in accrued payroll and payroll taxes. These reclassifications had no effect on the reported results of operations.

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

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	Estimated Life	December 31, 2022	December 31, 2021

Office equipment	5 years	$29,041	$28,181
Computer equipment	3 years	3,157	3,157
Accumulated depreciation		(10,146)	(3,292)
		$22,052	$28,046

Depreciation expense was $6,854 and $2,946 for the years ended December 31, 2022 and 2021, respectively, and is classified in general and administrative expenses in the Consolidated Statements of Operations.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Estimated life	December 31, 2022	December 31, 2021
Website	3 years	$10,799	$10,799
Accumulated amortization		(8,699)	(5,099)
		$2,100	$5,700

As of December 31, 2022, estimated future amortization expenses related to intangible assets were as follows:

Intangible Assets
2023	$2,100
$2,100

The Company had amortization expense of $3,600 and $16,205 for the years ended December 31, 2022 and 2021, respectively.

On January 8, 2020, James Joyce, the Company’s CEO and Craig Roberts, the Company’s CTO, assigned to the Company the rights to patent 62/881,740 pertaining to the devices, systems and methods for the broad-spectrum reduction of pro-inflammatory cytokines in blood.

NOTE 6 – CONVERTIBLE PROMISSORY DEBENTURES

Convertible notes payable consisted of the following:

	December 30, 2022	December 31, 2021

January 28, 2020 ($457,380) – 0% interest per annum outstanding principal and interest due October 20, 2022 (“Note 1”)	$457,380	$457,380
June 23, 2020 ($60,500) – 0% interest per annum outstanding principal and interest due October 20, 2022 (“Note 2”)	60,500	60,500
September 17, 2020 ($199,650) – 0% interest per annum outstanding principal and interest due October 20, 2022. On October 28, 2021, Osher elected to convert $16,714 of the aggregate principal amount of the Note of $199,650, into 42,857 common shares (“Note 3”).	182,936	182,936
March 23, 2022 ($220,000) – 0% interest per annum outstanding principal and interest due March 23, 2023 (“Note 4”)	220,000	-
April 28, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due April 28, 2023 (“Note 5”)	110,000	-
May 10, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due May 10, 2023 (“Note 6”)	110,000	-
June 1, 2022 ($55,000) – 0% interest per annum outstanding principal and interest due June 1, 2023 (“Note 7”)	55,000	-
June 22, 2022 ($82,500) – 0% interest per annum outstanding principal and interest due June 22, 2023 (“Note 8”)	82,500	-
July 2022 ($341,000) – 0% interest per annum outstanding principal and interest due various dates July 2023 (“Note 9”)	341,000	-
August 31, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due August 31, 2023 (“Note 10”)	110,000	-
September 9, 2022 ($82,500) – 0% interest per annum outstanding principal and interest due September 9, 2023 (“Note 11”)	82,500	-
September 20, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due September 20, 2023 (“Note 12”)	110,000	-
October 20, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due October 20, 2023 (“Note 13”)	110,000	-
November 9, 2022 ($82,500) – 0% interest per annum outstanding principal and interest due November 9, 2023 (“Note 14”)	82,500	-
November 14, 2022 ($55,000) – 0% interest per annum outstanding principal and interest due November 14, 2023 (“Note 15”)	55,000	-
December 22, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due September 9, 2023 (“Note 16”)	110,000	-

Total convertible notes payable	2,279,316	700,816
Original issue discount	(74,502)	(53,614)
Beneficial conversion feature	(175,275)	-
Debt discount	(392,883)	-

Total convertible notes payable	$1,636,656	$647,202

Principal payments on convertible promissory debentures are due as follows:

Year ending December 31,
2024	$2,279,316
$2,279,316

Changes in convertible notes were as follows:

	Note 1	Note 2	Note 3	Note 4	Note 5	Note 6	Note 7	Note 8	Note 9	Note 10	Note 11	Note 12	Note 13	Note 14	Note 15	Note 16	Other	Totals
Convertible notes payable as of January 1, 2021	$385,000	$50,000	$181,500	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$616,500
Extension of convertible note payable	72,380	10,500	18,150	-	-	-	-	-	-	-	-	-	-	-	-	-	-	101,030
Exchange of convertible note payable for common stock	-	-	(16,714)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(16,714)
Convertible notes payable, net, as of December 31, 2021	457,380	60,500	182,936	-	-	-	-	-	-	-	-	-	-	-	-	-	-	700,816

Convertible notes payable issued in 2022	-	-	-	220,000	110,000	110,000	55,000	82,500	341,000	110,000	82,500	110,000	110,000	82,500	55,000	110,000	-	1,578,500
Convertible notes payable as of December 31, 2022	$457,380	$60,500	$182,936	$220,000	$110,000	$110,000	$55,000	$82,500	$341,000	$110,000	$82,500	$110,000	$110,000	$82,500	$55,000	$110,000	$-	$2,279,316

Changes in note discounts were as follows:

	Note 1	Note 2	Note 3	Note 4	Note 5	Note 6	Note 7	Note 8	Note 9	Note 10	Note 11	Note 12	Note 13	Note 14	Note 15	Note 16	Other	Totals
Note discounts as of January 1, 2020	$73,418	$5,830	$18,584	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$97,832
Note discounts in conjunction with extension of convertible note	41,580	5,500	18,150	-	-	-	-	-	-	-	-	-	-	-	-	-	-	65,230
2021 accretion of note discounts	(80,822)	(6,809)	(21,817)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(109,448)
Note discounts as of December 31, 2021	34,176	4,521	14,917	-	-	-	-	-	-	-	-	-	-	-	-	-	-	53,614

Note discounts issued in conjunction with debt	-	-	-	113,418	44,786	44,787	22,794	34,861	140,289	64,104	82,500	110,000	110,000	82,500	55,000	110,000	-	1,015,039
2022 accretion of note discounts	(34,176)	(4,521)	(14,917)	(87,938)	(30,308)	(28,836)	(13,301)	(18,336)	(70,720)	(32,316)	(39,994)	(49,874)	(23,671)	(12,822)	(7,726)	(6,537)	50,000	(425,993)
Note discounts as of December 31, 2022	$-	$-	$-	$25,480	$14,478	$15,951	$9,493	$16,525	$69,569	$31,788	$42,506	$60,126	$86,329	$69,678	$47,274	$103,463	$50,000	$592,660

Convertible notes payable, net, as of December 31, 2021	$423,204	$55,979	$168,019	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$647,202
Convertible notes payable, net, as of December 31, 2022	$457,380	$60,500	$182,936	$194,520	$95,522	$94,049	$45,507	$65,975	$271,431	$78,212	$39,994	$49,874	$23,671	$12,822	$7,726	$6,537	$(50,000)	$1,636,656

2021 Effective interest rate	11%	11%	12%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%
2022 Effective interest rate	7%	7%	8%	40%	28%	26%	24%	22%	21%	29%	48%	45%	22%	16%	14%	6%	-%	19%

Current Noteholders

Osher – $110,000 (Note 16)

On December 22, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due December 22, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 733,333 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Osher – $55,000 (Note 15)

On November 14, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $55,000 aggregate principal amount of Note due November 14, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 366,667 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from Osher noteholder for the issuance of the Note and Warrants was $50,000 which was issued at a $5,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Brio – $82,500 (Note 14)

On November 9, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund Ltd (“Brio”) of (i) $82,500 aggregate principal amount of Note due November 9, 2023 based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 550,000 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $75,000 which was issued at a $7,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Osher – $110,000 (Note 13)

On October 20, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due October 20, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 733,333 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Osher – $110,000 (Note 12)

On September 20, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due September 20, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 733,333 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Brio – $82,500 (Note 11)

On September 9, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund Ltd. (“Brio”) of (i) $82,500 aggregate principal amount of Note due September 9, 2023 based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 550,000 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $75,000 which was issued at a $7,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Osher – $110,000 (Note 10)

On August 31, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due August 31, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 733,333 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Other – $341,000 (Note 9)

In July 2022, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “July 2022 Notes”) totaling (i) $341,000 aggregate principal amount of Note (total of $310,000 cash was received) due in various dates in July 2023 based on $1.00 for each $0.90909 paid by the noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 676,936 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $0.50 per share.

Osher – $82,500 (Note 8)

On June 22, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $82,500 aggregate principal amount of Note due June 22, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 165,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $75,000 which was issued at a $7,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.50 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Osher – $55,000 (Note 7)

On June 1, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $55,000 aggregate principal amount of Note due June 1, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 110,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $50,000 which was issued at a $5,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.50 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Brio – $110,000 (Note 6)

On May 10, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund Ltd. (“Brio”) of (i) $110,000 aggregate principal amount of Note due May 10, 2023 based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 220,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.50 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Osher – $110,000 (Note 5)

On April 28, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due April 28, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 220,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.50 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Osher – $110,000 (Note 4)

On March 23, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due March 23, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 220,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.50 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions to restructure the terms of the note.

Brio – $110,000 (Note 4)

On March 23, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund Ltd. (“Brio”) of (i) $110,000 aggregate principal amount of Note due March 23, 2023 based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 220,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.50 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

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

Previous Noteholders

Other – $145,200

On November 21, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with a third party investor of (i) $145,200 aggregate principal amount of Note due November 21, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 968,000 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $132,000 which was issued at a $13,200 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On November 23, 2022, third party investor elected to convert the aggregate principal amount of the Note, $145,200, into 968,000 common shares.

All other previous notes were detailed in our Form 10-K filed on March 31, 2022. No changes occurred related to these notes during the period covered by this Form 10-Q.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company authorized 10,000,000 shares of par value $0.0001 preferred stock, of which none are issued and outstanding at December 31, 2022 and 2021, respectively.

Common Stock

The Company has authorized 1,000,000,000 shares of par value $0.0001 common stock, of which 38,263,813 and 37,295,813 shares are outstanding as of December 31, 2022 and 2021, respectively.

Warrants

On October 22, 2021, the Company and Osher amended convertible debt agreements for the maturity date from October 20, 2021 to October 20, 2022. In exchange for the extension of the Note, the Company issued Osher 450,000 warrants to purchase an aggregate of 450,000 shares of the Company’s common stock, valued at $197,501 (based on the Black Scholes valuation model on the date of grant) (see Note 6). The warrants are exercisable for a period of five years at $1.00 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date. The Company accreted the value of the warrants rateably through October 20, 2022. The Company recorded $147,720 and $40,041 for the years ended December 31, 2022 and 2021, respectively, and is classified in other expenses in the consolidated Statements of Operations. See Notes 6 for further warrant discussions.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Years ended December 31,
	2022	2021
Operating lease expense	$71,676	$41,811
Short term lease cost	$-	$-
Total lease expense	$71,676	$41,811

In accordance with ASC 842, other information related to leases was as follows:

Years ended December 31,	2022	2021
Operating cash flows from operating leases	$72,714	$17,866
Cash paid for amounts included in the measurement of lease liabilities	$72,714	$17,866

Weighted-average remaining lease term—operating leases	3.67 years	4.67 years
Weighted-average discount rate—operating leases	10%	10%

In accordance with ASC 842, maturities of operating lease liabilities as of December 31, 2022 were as follows:

Operating
Year ending:	Lease
2023	$74,895
2024	77,142
2025	79,456
2026	54,225
Total undiscounted cash flows	$285,718

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	3.67 years
Weighted-average discount rate	10%
Present values	$240,625

Lease liabilities—current	53,200
Lease liabilities—long-term	187,425
Lease liabilities—total	$240,625

Difference between undiscounted and discounted cash flows	$45,093

Operating lease cost was $71,676 and $41,811 for the years ended December 31, 2022 and 2021, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 5 and 7, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

Employment Agreements

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. The Company incurred compensation expense of $453,067 and $496,125 (including $18,542 of 2020 payroll paid in 2021), and employee benefits of $48,811 and $31,126, for the years ended December 31, 2022 and 2021, respectively.

Sigyn had no employment agreement with its CTO but still incurred compensation on behalf of the CTO. The Company incurred compensation expense of $233,678 and $259,000, and employee benefits of $25,312 and $21,704, for the years ended December 31, 2022 and 2021, respectively.

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

A reconciliation of the statutory income tax rates and the effective tax rate is as follows:

	December 31,
	2022	2021

Statutory U.S. federal rate	21.0%	21.0%
State income tax, net of federal benefit	7.0%	7.0%
Permanent differences	(7.5)%	(4.0)%
Valuation allowance	(20.5)%	(24.0)%

Provision for income taxes	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	December 31,
	2022	2021

Deferred tax assets:
Net operating loss carry forwards	$1,674,531	$1,073,527
Valuation allowance	(1,674,531)	(1,073,527)

	$-	$-

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Years Ended December 31,
	2022	2021
Convertible notes payable	11,726,940	5,489,940
Warrants to purchase shares of common stock	15,192,493	7,992,558
Total potentially dilutive shares	26,919,433	13,482,498

The following table sets forth the computation of basic and diluted net income per share:

	Years Ended December 31,
	2022	2021

Net loss attributable to the common stockholders	$(2,929,817)	$(3,004,619)

Basic weighted average outstanding shares of common stock	37,396,591	36,396,594
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	37,396,591	36,396,594

Loss per share:
Basic and diluted	$(0.08)	$(0.08)

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

Board of Directors Compensation

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

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2022 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended December 31, 2022, except for the following:

Warrants

In March 2023, the Company offered a short-term inducement to the Company’s warrant holders in which the Company will issue one share of the Company’s common stock in exchange for each two warrants returned to the Company to be cancelled. All other terms of the original grants remain the same. A total of 8,899,019 warrants were exchanged for 4,449,512 shares of the Company’s common stock through March 24, 2023.

2023 Convertible Notes

During the three months ended March 31, 2023, the Company entered into an Original Issue Discount Senior Convertible Debentures totaling (i) $970,200 aggregate principal amount of Note (total of $882,000 cash was received) due in various dates in January through March 2024 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 6,468,004 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $0.15 per share.

