Form 10-Q
period 2023-03-31
Sigyn Therapeutics, Inc.
filed 2023-05-15
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 42,981,659 shares of common stock outstanding.

SIGYN THERAPEUTICS, INC.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “seeks,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described in these forward-looking statements: the ability of Sigyn to meet its financial and strategic goals, due to, among other things, competition; the ability of Sigyn to grow and manage growth profitability and retain its key employees; the possibility that the Sigyn may be adversely affected by other economic, business, and/or competitive factors; risks relating to the successful development of Sigyn’s product candidates; the ability to successfully complete planned clinical studies of its product candidates; the risk that we may not fully enroll our clinical studies or enrollment will take longer than expected; risks relating to the occurrence of adverse safety events and/or unexpected concerns that may arise from data or analysis from our clinical studies; changes in applicable laws or regulations; expected initiation of the clinical studies, the timing of clinical data; the outcome of the clinical data, including whether the results of such study is positive or whether it can be replicated; the outcome of data collected, including whether the results of such data and/or correlation can be replicated; the timing, costs, conduct and outcome of our other clinical studies; the anticipated treatment of future clinical data by the FDA, the EMA or other regulatory authorities, including whether such data will be sufficient for approval; the success of future development activities for its product candidates; potential indications for which product candidates may be developed; the expected duration over which Sigyn’s balances will fund its operations; and other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in other reports and other public filings with the SEC by Sigyn.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash	$322,327	$8,356
Inventories	50,000	50,000
Other current assets	40,161	11,942
Total current assets	412,488	70,298

Property and equipment, net	20,337	22,052
Intangible assets, net	1,200	2,100
Operating lease right-of-use assets, net	205,711	217,718
Other assets	20,711	20,711
Total assets	$660,447	$332,879

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$265,085	$327,517
Accrued payroll and payroll taxes	41,124	30,124
Short-term convertible notes payable, less unamortized debt issuance costs of $778,415 and $642,660, respectively	2,471,101	1,636,656
Current portion of operating lease liabilities	55,099	53,200
Other current liabilities	1,039	1,197
Total current liabilities	2,833,448	2,048,694
Long-term liabilities:
Operating lease liabilities, net of current portion	173,037	187,425
Total long-term liabilities	173,037	187,425
Total liabilities	3,006,485	2,236,119

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 42,804,825 and 38,263,813 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	4,281	3,826
Additional paid-in capital	6,186,293	5,288,510
Accumulated deficit	(8,536,612)	(7,195,576)
Total stockholders’ deficit	(2,346,038)	(1,903,240)
Total liabilities and stockholders’ deficit	$660,447	$332,879

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2023	2022

Net revenues	$-	$-

Gross Profit	-	-

Operating expenses:
Marketing expenses	184	250
Stock based compensation	37,500	-
Research and development	147,843	228,342
General and administrative	335,731	380,644
Total operating expenses	521,258	609,236
Loss from operations	(521,258)	(609,236)

Other expense:
Modification of warrants	(15,806)	-
Interest expense	1,139	31
Interest expense - debt discount	791,708	52,257
Interest expense - original issuance costs	42,737	16,522
Total other expense	819,778	68,810

Loss before income taxes	(1,341,036)	(678,046)
Income taxes	-	-

Net loss	$(1,341,036)	$(678,046)

Net loss per share, basic and diluted	$(0.03)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	38,465,636	37,295,813

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance as of December 31, 2021	37,295,803	$3,730	$3,997,445	$(4,265,759)	$(264,584)
Warrants issued to third parties in conjunction with debt issuance	-	-	162,362	-	162,362
Amortization of warrants issued in connection with a debt modification	-	-	48,699	-	48,699
Net loss	-	-	-	(678,046)	(678,046)
Balance as of March 31, 2022	37,295,803	$3,730	$4,208,506	$(4,943,805)	$(731,569)

Balance as of December 31, 2022	38,263,813	$3,826	$5,288,510	$(7,195,576)	$(1,903,240)
Warrants issued to third parties in conjunction with debt issuance	-	-	578,016	-	578,016
Beneficial conversion feature in conjunction with debt issuance	-	-	303,984	-	303,984
Stock based compensation	-	-	37,500	-	37,500
Issuance of common stock in conjunction with modification of warrants	4,541,012	455	(16,261)	-	(15,806)
Fees associated with filing of Form S-1	-	-	(5,456)	-	(5,456)
Net loss	-	-	-	(1,341,036)	(1,341,036)
Balance as of March 31, 2023	42,804,825	$4,281	$6,186,293	$(8,536,612)	$(2,346,038)

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(1,341,036)	$(678,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,715	1,704
Amortization expense	900	900
Stock based compensation	37,500	-
Accretion of debt discount	791,708	52,257
Accretion of original issuance costs	42,737	16,522
Modification of warrants	(15,806)	-
Changes in operating assets and liabilities:
Other current assets	(28,219)	(10,170)
Accounts payable	(62,432)	156,473
Accrued payroll and payroll taxes	11,000	-
Other current liabilities	(640)	789
Net cash used in operating activities	(562,573)	(459,571)

Cash flows from investing activities:
None	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from short-term convertible notes	882,000	200,000
Fees associated with filing of Form S-1	(5,456)	-
Net cash provided by financing activities	876,544	200,000

Net (decrease) increase in cash	313,971	(259,571)

Cash at beginning of period	8,356	340,956
Cash at end of period	$322,327	$81,385

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature in conjunction with debt issuance	$303,984	$-
Warrants issued to third parties in conjunction with debt issuance	$578,016	$162,362
Original issue discount issued in conjunction with debt	$88,200	$20,000

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $8,536,612 at March 31, 2023, had a working capital deficit of approximately $2,420,960 at March 31, 2023, had net losses of $1,341,036 and $678,046 for the three months ended March 31, 2023 and 2022, respectively, and net cash used in operating activities of $562,573 and $459,571 for the three months ended March 31, 2023 and 2022, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern for a year from the date of issuance.

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

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management relate to common stock valuation. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

Advertising and Marketing Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. The Company had $184 and $250 of advertising expenses for the three months ended March 31, 2023 and 2022, respectively.

Research and Development

All research and development costs are expensed as incurred. The Company incurred research and development expense of $147,843 and $228,342 for the three months ended March 31, 2023 and 2022, respectively.

Inventories

In conjunction with the October 19, 2020 Share Exchange Agreement, the Company kept the gem inventory of Reign Resources Corporation. Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of March 31, 2023 and December 31, 2022, the Company carried primarily loose sapphire jewels, jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of March 31, 2023. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time.

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

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. As of March 31, 2023 and December 31, 2022, the Company had not experienced impairment losses on its long-lived assets.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2023 and December 31, 2022, the fair value of cash, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

For option-based simple derivative financial instruments, the Company uses the Monte Carlo simulations to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. There were no derivative financial instruments as of March 31, 2023 and December 31, 2022 and no charges or credits to income for the three months ended March 31, 2023 and 2022.

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

If the conversion feature does not qualify for either the derivative treatment or as a beneficial conversion feature, the convertible debt is treated as traditional debt.

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

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

		March 31,	December 31,
	Estimated Life	2023	2022

Office equipment	5 years	$29,041	$29,041
Computer equipment	3 years	3,157	3,157
Accumulated depreciation		(11,861)	(10,146)
		$20,337	$22,052

Depreciation expense was $1,715 and $1,704 for the three months ended March 31, 2023 and 2022, respectively, and is classified in general and administrative expenses in the Consolidated Statements of Operations.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Estimated life	March 31, 2023	December 31, 2022
Website	3 years	$10,799	$10,799
Accumulated amortization		(9,599)	(8,699)
		$1,200	$2,100

As of March 31, 2023, estimated future amortization expenses related to intangible assets were as follows:

Intangible Assets
2023	$1,200
$1,200

The Company had amortization expense of $900 and $900 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 6 – CONVERTIBLE PROMISSORY DEBENTURES

Convertible notes payable consisted of the following:

	March 31, 2023	December 31, 2022

January 28, 2020 ($457,380) – 0% interest per annum outstanding principal and interest due October 20, 2022 (“Note 1”)	$457,380	$457,380
June 23, 2020 ($60,500) – 0% interest per annum outstanding principal and interest due October 20, 2022 (“Note 2”)	60,500	60,500
September 17, 2020 ($182,936) – 0% interest per annum outstanding principal and interest due October 20, 2022. On October 28, 2021, Osher elected to convert $16,714 of the aggregate principal amount of the Note of $199,650, into 42,857 common shares (“Note 3”).	182,936	182,936
March 23, 2022 ($220,000) – 0% interest per annum outstanding principal and interest due March 23, 2023 (“Note 4”)	220,000	220,000
April 28, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due April 28, 2023 (“Note 5”)	110,000	110,000
May 10, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due May 10, 2023 (“Note 6”)	110,000	110,000
June 1, 2022 ($55,000) – 0% interest per annum outstanding principal and interest due June 1, 2023 (“Note 7”)	55,000	55,000
June 22, 2022 ($82,500) – 0% interest per annum outstanding principal and interest due June 22, 2023 (“Note 8”)	82,500	82,500
July 2022 ($341,000) – 0% interest per annum outstanding principal and interest due various dates July 2023 (“Note 9”)	341,000	341,000
August 31, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due August 31, 2023 (“Note 10”)	110,000	110,000
September 9, 2022 ($82,500) – 0% interest per annum outstanding principal and interest due September 9, 2023 (“Note 11”)	82,500	82,500
September 20, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due September 20, 2023 (“Note 12”)	110,000	110,000
October 20, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due October 20, 2023 (“Note 13”)	110,000	110,000
November 9, 2022 ($82,500) – 0% interest per annum outstanding principal and interest due November 9, 2023 (“Note 14”)	82,500	82,500
November 14, 2022 ($55,000) – 0% interest per annum outstanding principal and interest due November 14, 2023 (“Note 15”)	55,000	55,000
December 22, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due December 22, 2023 (“Note 16”)	110,000	110,000
During the three months ended March 31, 2023 ($970,200) – 0% interest per annum outstanding principal and interest due on various dates from January 2024 through March 27, 2024 (“Note 17”)	970,200	-

Total convertible notes payable	3,249,516	2,279,316
Original issue discount	(119,965)	(74,502)
Beneficial conversion feature	(398,528)	(175,275)
Debt discount	(259,922)	(392,883)

Total convertible notes payable	$2,471,101	$1,636,656

Principal payments on convertible promissory debentures are due as follows:

Year ending December 31,
2023 (9 months remaining)	$2,279,316
2024	$970,200
$3,249,516

Changes in convertible notes were as follows:

	Note 1	Note 2	Note 3	Note 4	Note 5	Note 6	Note 7	Note 8	Note 9	Note 10	Note 11	Note 12	Note 13	Note 14	Note 15	Note 16	Note 17	Other	Totals
Convertible notes payable, net, as of December 31, 2021	457,380	60,500	182,936	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	700,816

Convertible notes payable issued in 2022	-	-	-	220,000	110,000	110,000	55,000	82,500	341,000	110,000	82,500	110,000	110,000	82,500	55,000	110,000	-	-	1,578,500
Convertible notes payable as of December 31, 2022	$457,380	$60,500	$182,936	$220,000	$110,000	$110,000	$55,000	$82,500	$341,000	$110,000	$82,500	$110,000	$110,000	$82,500	$55,000	$110,000	$-	$-	$2,279,316

Convertible notes payable issued in 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	970,200	-	970,200
Convertible notes payable as of March 31, 2023	$457,380	$60,500	$182,936	$220,000	$110,000	$110,000	$55,000	$82,500	$341,000	$110,000	$82,500	$110,000	$110,000	$82,500	$55,000	$110,000	$970,200	$-	$3,249,516

Changes in note discounts were as follows:

	Note 1	Note 2	Note 3	Note 4	Note 5	Note 6	Note 7	Note 8	Note 9	Note 10	Note 11	Note 12	Note 13	Note 14	Note 15	Note 16	Note 17	Other	Totals
Note discounts as of December 31, 2021	34,176	4,521	14,917	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	53,614

Note discounts issued in conjunction with debt in 2022	-	-	-	113,418	44,786	44,787	22,794	34,861	140,289	64,104	82,500	110,000	110,000	82,500	55,000	110,000	-	-	1,015,039
2022 accretion of note discounts	(34,176)	(4,521)	(14,917)	(87,938)	(30,308)	(28,836)	(13,301)	(18,336)	(70,720)	(32,316)	(39,994)	(49,874)	(23,671)	(12,822)	(7,726)	(6,537)	-	50,000	(425,993)
Note discounts as of December 31, 2022	$-	$-	$-	$25,480	$14,478	$15,951	$9,493	$16,525	$69,569	$31,788	$42,506	$60,126	$86,329	$69,678	$47,274	$103,463	$-	$50,000	$642,660

Note discounts issued in conjunction with debt in 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	970,200	-	970,200
2023 accretion of note discounts	-	-	-	(25,480)	(11,043)	(11,044)	(5,621)	(8,596)	(61,527)	(15,807)	(22,192)	(29,590)	(29,590)	(22,191)	(14,794)	(29,589)	(547,381)	-	(834,445)
Note discounts as of March 31, 2023	$-	$-	$-	$-	$3,435	$4,907	$3,872	$7,929	$8,042	$15,981	$20,314	$30,536	$56,739	$47,487	$32,480	$73,874	$422,819	$50,000	$778,415

Convertible notes payable, net, as of December 31, 2021	$423,204	$55,979	$168,019	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$647,202
Convertible notes payable, net, as of December 31, 2022	$457,380	$60,500	$182,936	$194,520	$95,522	$94,049	$45,507	$65,975	$271,431	$78,212	$39,994	$49,874	$23,671	$12,822	$7,726	$6,537	$-	$(50,000)	$1,636,656
Convertible notes payable, net, as of March 31, 2023	$457,380	$60,500	$182,936	$220,000	$106,565	$105,093	$51,128	$74,571	$332,958	$94,019	$62,186	$79,464	$53,261	$35,013	$22,520	$36,126	$547,381	$(50,000)	$2,471,101

2021 Effective interest rate	11%	11%	12%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%
2022 Effective interest rate	7%	7%	8%	40%	28%	26%	24%	22%	21%	29%	48%	45%	22%	16%	14%	6%	-%	-%	19%
2023 Effective interest rate	-%	-%	-%	12%	10%	10%	10%	10%	18%	14%	27%	27%	27%	27%	27%	27%	56%	-%	26%

Current Noteholders

2023 Notes – $970,200 (Note 17)

During the three months ended March 31, 2023, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “2023 Notes”) with a third party investors totaling (i) $970,200 aggregate principal amount of Note due on various dates from January 2024 through March 27, 2024 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 6,468,000 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $882,000 which was issued at a $88,200 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

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

Osher – $182,936 (Note 3)

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

All other previous notes were detailed in our Form 10-K filed on March 31, 2023. No changes occurred related to these notes during the period covered by this Form 10-Q.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company authorized 10,000,000 shares of par value $0.0001 preferred stock, of which none are issued and outstanding at March 31, 2023 and December 31, 2022, respectively.

Common Stock

The Company has authorized 1,000,000,000 shares of par value $0.0001 common stock, of which 42,804,825 and 38,263,813 shares are outstanding as of March 31, 2023 and December 31, 2022, respectively.

Restricted Stock Units

Effective October 10, 2022, the Company’s Board of Directors appointed Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel as non-executive members to the Company’s Board of Directors (“Director”). Each Director shall receive a grant of restricted stock units of $50,000 (see Note 11).

Warrants

In accordance with ASC 718-20, Compensation – Stock Compensation, a modification of a stock award is treated as an exchange of the original award for a new award incurring additional compensation cost for any incremental value resulting from the modification. Incremental compensation cost shall be measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms are modified and recognized over the vesting period. A short-term inducement shall be accounted for as a modification of the terms of only those that accept the inducement.

In March 2023, the Company offered a short-term inducement to the Company’s warrant holders in which the Company will issue one share of the Company’s common stock in exchange for each two warrants returned to the Company to be cancelled. All other terms of the original grants remain the same. A total of 9,082,024 warrants were exchanged for 4,541,012 shares of the Company’s common stock through March 31, 2023. The Company recognized $15,806 as modification of warrants in the three months ended March 31, 2023 as a result of the modification.

On October 22, 2021, the Company and Osher amended convertible debt agreements for the maturity date from October 20, 2021 to October 20, 2022. In exchange for the extension of the Note, the Company issued Osher 450,000 warrants to purchase an aggregate of 450,000 shares of the Company’s common stock, valued at $197,501 (based on the Black Scholes valuation model on the date of grant) (see Note 6). The warrants are exercisable for a period of five years at $1.00 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date. The Company accreted the value of the warrants ratably through October 20, 2022. The Company recorded $0 and $48,699 for the three months ended March 31, 2023 and 2022, respectively, and is classified in other expenses in the consolidated Statements of Operations. See Notes 6 for further warrant discussions.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Three Months ended March 31,
	2023	2022
Operating lease expense	$17,919	$17,919
Short term lease cost	$-	$-
Total lease expense	$17,919	$17,919

In accordance with ASC 842, other information related to leases was as follows:

Three Months ended March 31,	2023	2022
Operating cash flows from operating leases	$18,402	$17,866
Cash paid for amounts included in the measurement of lease liabilities	$18,402	$17,866

Weighted-average remaining lease term—operating leases	3.42 years	4.67 years
Weighted-average discount rate—operating leases	10%	10%

In accordance with ASC 842, maturities of operating lease liabilities as of March 31, 2023 were as follows:

Operating
Year ending:	Lease
2023 (remaining 9 months)	$56,493
2024	77,142
2025	79,456
2026	54,225
Total undiscounted cash flows	$267,316

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	3.42 years
Weighted-average discount rate	10%
Present values	$228,136

Lease liabilities—current	55,099
Lease liabilities—long-term	173,037
Lease liabilities—total	$228,136

Difference between undiscounted and discounted cash flows	$39,180

Operating lease cost was $17,919 and $17,919 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Note 7, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

Employment Agreements

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. The Company incurred compensation expense of $113,750 and $117,319, and employee benefits of $10,058 and $12,835, for the three months ended March 31, 2023 and 2022, respectively.

Sigyn had no employment agreement with its CTO but still incurred compensation on behalf of the CTO. The Company incurred compensation expense of $61,000 and $58,810, and employee benefits of $5,394 and $6,434, for the three months ended March 31, 2023 and 2022, respectively.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Three Months Ended March 31,
	2023	2022
Convertible notes payable	18,194,940	5,929,940
Warrants to purchase shares of common stock	12,578,478	8,432,558
Total potentially dilutive shares	30,773,418	14,362,498

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2023	2022

Net loss attributable to the common stockholders	$(1,341,036)	$(678,046)

Basic weighted average outstanding shares of common stock	38,465,636	37,295,813
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	38,465,636	37,295,813

Loss per share:
Basic and diluted	$(0.03)	$(0.02)

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

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2023 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended March 31, 2023, except for the following:

Employment Agreement

On April 1, 2023, the Company entered into an Employment Agreement with Dr. Annette Marleau whereby Dr. Marleau became the Company’s Chief Scientific Officer. Dr. Marleau receives an annual base salary of $300,000, with automatic 3% annual increases plus bonus compensation not to exceed 40% of salary. Dr. Marleau’s employment also provides for medical insurance, disability benefits and up to six months of severance pay if her employment is terminated by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the notes included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 particularly under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements and Risk Factors Summary” sections.

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

Warrants

In March 2023, the Company offered a short-term inducement to the Company’s warrant holders in which the Company will issue one share of the Company’s common stock in exchange for each two warrants returned to the Company to be cancelled. All other terms of the original grants remain the same. A total of 9,082,024 warrants were exchanged for 4,541,012 shares of the Company’s common stock through March 24, 2023. The Company recognized $15,806 as modification of warrants in the three months ended March 31, 2023 as a result of the modification.

Employment Agreement

On April 1, 2023, the Company entered into an Employment Agreement with Dr. Annette Marleau whereby Dr. Marleau became the Company’s Chief Scientific Officer. Dr. Marleau receives an annual base salary of $300,000, with automatic 3% annual increases plus bonus compensation not to exceed 40% of salary. Dr. Marleau’s employment also provides for medical insurance, disability benefits and up to six months of severance pay if her employment is terminated by the Company.

Convertible Promissory Debentures

2023 Notes – $970,200

During the three months ended March 31, 2023, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “2023 Notes”) with a third party investors totaling (i) $970,200 aggregate principal amount of Note due on various dates from January 2024 through March 27, 2024 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 6,468,000 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $882,000 which was issued at a $88,200 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

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

Osher – $182,936

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

As of May 15, 2023, we had a total 42,981,659 shares issued and outstanding, of which 27,176,159 shares are held by non-affiliate shareholders.

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

The data resulting from our in vivo and in vitro studies is being incorporated into an Investigational Device Exemption (IDE) that we are drafting for submission to the U.S. Food and Drug Administration (“FDA”) to support the potential initiation of a human feasibility study in End-Stage Renal Disease (ESRD) patients with endotoxemia and elevated inflammatory cytokine production. As per the study protocol, Sigyn Therapy is to be administered in combination with the regularly scheduled dialysis treatments of enrolled subjects. The primary study objective will be to evaluate the safety of Sigyn Therapy in health compromised ESRD patients. A secondary objective will be to quantify changes in circulating levels of endotoxin, tumor necrosis factor-αlpha (TNF-α), interleukin-1β (IL-1β), and interleukin-6 (IL-6) before and after each Sigyn Therapy administration. Endotoxin and excess TNF-α, IL-1β, and IL-6 production are commonly associated with each of our candidate treatment indications, including sepsis and community-acquired pneumonia.

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

To improve the delivery of chemotherapeutic agents, we designed ChemoPrepTM with an objective to reduce the bloodstream presence of tumor-derived extracellular vesicles or exosomes (Tumor-EXs) that diminish the efficacy of chemotherapy. As compared to non-cancer subjects, Tumor-EXs are highly concentrated in the bloodstream of those suffering from cancer. Tumor-EXs decoy and directly inhibit chemotherapeutic agents from reaching tumor cell targets. Tumor-EXs have also been reported to export chemotherapeutic agents out of cancer cells. Based on these factors, we believe the pre-chemo depletion of circulating Tumor-EXs could establish a novel, yet practical strategy to increase tumor-site saturation of chemotherapy, which in turn may permit for lower doses of chemotherapy to be administered without diminishing patient benefit.

ChemoPrepTM may also improve the performance of ChemoPureTM as a reduced bloodstream presence of Tumor-EXs, which are competitive binding and adsorption factors based on similar size and structural characteristics, would likely increase the efficiency of ChemoPureTM to reduce the presence of off-target chemotherapeutic agents that remain circulating in the bloodstream.

ChemoPureTM was designed to perform two critical functions after chemotherapy administration. To reduce treatment toxicity by lowering the bloodstream presence of chemotherapeutic agents that are not delivered to the target tumor site, and to reduce the circulating presence of chemotherapy-induced Tumor-EXs that may promote the spread of cancer metastases.

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

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following discussion represents a comparison of our results of operations for the three months ended March 31, 2023 and 2022. The results of operations for the periods shown in our audited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended March 31,
	2023	2022

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	521,258	609,236
Other expense	819,778	68,810
Net loss before income taxes and discontinued operations	$(1,341,036)	$(678,046)

Net Revenues

For the three months ended March 31, 2023 and 2022, we had no revenues.

Cost of Sales

For the three months ended March 31, 2023 and 2022, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses decreased by $87,978, or 14.4%, to $521,258 for three months ended March 31, 2023 from $609,236 for the three months ended March 31, 2022 primarily due to decreases in research and development costs of $80,499, investor relations costs of $6,579, consulting fees of $51,610, insurance costs of $11,585, marketing costs of $66, and compensation costs of $4,021,offset primarily by increases in professional fees of $26,663, depreciation costs of $11, rent expenses of $1,395, stock based compensation of $37,500, and general and administration costs of $813, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended March 31, 2023, we had marketing expenses of $184, research and development costs of $147,843, stock based compensation of $37,500, and general and administrative expenses of $335,731 primarily due to professional fees of $80,157, compensation costs of $140,873, rent expense of $19,314, depreciation costs of $1,715, amortization costs of $900, investor relations costs of $3,526, consulting fees of $55,642, insurance expense of $29,488, and general and administration costs of $4,116, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended March 31, 2022, we had marketing expenses of $250, research and development costs of $228,342, and general and administrative expenses of $380,644 primarily due to professional fees of $53,494, compensation costs of $144,894, rent of $17,919, depreciation costs of $1,704, amortization costs of $900, investor relations costs of $10,105, consulting fees of $107,252, insurance expense of $41,073, and general and administration costs of $3,303, as a result of adding administrative infrastructure for our anticipated business development.

Other Expense

Other expense for the three months ended March 31, 2023 totaled $819,778 primarily due to interest expense of $791,708 in conjunction with accretion of debt discount, interest expense of $42,737 in conjunction with accretion of original issuance discount, interest expense of $1,139, and modification of warrants of $15,806, compared to other expense of $68,810 for the three months ended March 31, 2022 primarily due to interest expense of $52,257 in conjunction with accretion of debt discount and interest expense of $16,522 in conjunction with accretion of original issuance discount.

Net loss before income taxes

Net loss before income taxes and discontinued operations for the three months ended March 31, 2023 totaled $1,341,036 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, consulting fees, research and development costs, rent, insurance, stock based compensation, and general and administration costs compared to a loss of $678,046 for the three months ended March 31, 2022 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, consulting fees, research and development costs, rent, insurance, stock based compensation, and general and administration costs .

Assets and Liabilities

Assets were $660,447 as of March 31, 2023. Assets consisted primarily of cash of $322,327, inventories of $50,000, other current assets of $40,161, equipment of $20,337, intangible assets of $1,200, operating lease right-of-use assets of $205,711, and other assets of $20,711. Liabilities were $3,006,485 as of March 31, 2023. Liabilities consisted primarily of accounts payable of $265,085, accrued payroll and payroll taxes of $41,124, other current liabilities of $1,039, convertible notes of $2,471,101, net of $778,415 of unamortized debt discount and debt issuance costs, and operating lease liabilities of $228,136.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $8,536,612 at March 31, 2023, had a working capital deficit of $2,420,960 and $1,978,396 at March 31, 2023 and December 31, 2022, respectively, had a net loss of $1,341,036 and $678,046 for the three months ended March 31, 2023 and 2022, respectively, and net cash used in operating activities of $562,573 and $459,571 for the three months ended March 31, 2023 and 2022, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had an increase in cash flows for the three months ended March 31, 2023 of $313,971 resulting from cash provided by financing activities of $876,544, offset partially by cash used in operating activities of $562,573.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended March 31,
	2023	2022

Net cash provided by (used in):
Operating activities	$(562,573)	$(459,571)
Investing activities	-	-
Financing activities	876,544	200,000
	$313,971	$(259,571)

Cash Flows from Operating Activities – For the three months ended March 31, 2023, net cash used in operations was $562,573 compared to net cash used in operations of $459,571 for the three months ended March 31, 2022. Net cash used in operations was primarily due to a net loss of $1,341,036 for three months ended March 31, 2023 and the changes in operating assets and liabilities of $80,291, primarily due to the decrease in accounts payable of $62,432 other current liabilities of $640, and the increase in other current assets of $28,219, offset partially by the increase in accrued payroll and payroll taxes of $11,000. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $1,715, amortization expense of $900, stock based compensation of $37,500, accretion of original issuance costs of $42,737, accretion of debt discount of $791,708, and modification of warrants of $15,806.

For the three months ended March 31, 2022, net cash used in operations was $459,571. Net cash used in operations was primarily due to a net loss of $678,046 for three months ended March 31, 2022 and the changes in operating assets and liabilities of $147,092, primarily due to the increase in accounts payable of $156,473, other current liabilities of $789, and other current assets of $10,170. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $1,704, amortization expense of $900, accretion of original issuance costs of $16,522, and accretion of debt discount of $52,257.

Cash Flows from Investing Activities – For the three months ended March 31, 2023 and 2022, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities – For the three months ended March 31, 2023, net cash provided by financing was $876,544, due to proceeds from short term convertible notes of $882,000 and fees associated with the filing of the Company’s Form S-1 of $5,456 compared to cash provided by financing activities of $200,000 for the three months ended March 31, 2022 due to proceeds from short term convertible notes.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of March 31, 2023, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

The remediation efforts set out herein will be implemented in the 2024 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the three months ended March 31, 2023 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ending March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2023, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “2023 Notes”) with a third party investors totaling (i) $970,200 aggregate principal amount of Note due on various dates from January 2024 through March 27, 2024 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 6,468,000 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $882,000 which was issued at a $88,200 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

These issuances have been made pursuant to transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

In March 2023, the Company offered a short-term inducement to the Company’s warrant holders in which the Company will issue one share of the Company’s common stock in exchange for each two warrants returned to the Company to be cancelled. All other terms of the original grants remain the same. A total of 9,082,024 warrants were exchanged for 4,541,012 shares of the Company’s common stock through March 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of May 15, 2023, the Company has not repaid five convertible notes totaling $920,816 and the three convertible notes are now in default. The Company is currently in discussions to restructure the terms of the note.

ITEM 4. MINE SAFTEY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended March 31, 2023, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMITON.

None.

Item 6. Exhibits.

Exhibit
Number	Description

31.1	Certification by Principal Executive Officer pursuant to Rule13a-14(a).

31.2	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a).

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

**	To be filed by amendment

***	Filed herewith

+

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.

+	Management contract or compensatory plan

All references to Registrant’s Forms 8-K, 10-K and 10-Q include reference to File No. 000-55575

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Sigyn Therapeutics, Inc. a Delaware corporation

Dated: May 15, 2023	By:	/s/ James Joyce
James Joyce
Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 15, 2023	By:	/s/ Jeremy Ferrell
Jeremy Ferrell
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 15, 2023	By:	/s/ Craig Roberts
Craig Roberts
Chief Technology Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Joyce	Chief Executive Officer and Director	May 15, 2023
James Joyce	(Principal Executive Officer)

/s/ Jeremy Ferrell	Chief Financial Officer	May 15, 2023
Jeremy Ferrell	(Principal Financial and Accounting Officer)

/s/ Craig Roberts	CTO and Director	May 15, 2023
Craig Roberts

/s/ Richa Nand	Director	May 15, 2023
Richa Nand

/s/ Jim Dorst	Director	May 15, 2023
Jim Dorst

/s/ Chris Wetzel	Director	May 15, 2023
Chris Wetzel

