Form 10-Q
period 2023-06-30
Sigyn Therapeutics, Inc.
filed 2023-08-14
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, there were 44,231,402 shares of common stock outstanding.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash	$23,633	$8,356
Inventories	50,000	50,000
Other current assets	55,162	11,942
Total current assets	128,795	70,298

Property and equipment, net	18,622	22,052
Intangible assets, net	300	2,100
Operating lease right-of-use assets, net	193,389	217,718
Other assets	20,711	20,711
Total assets	$361,817	$332,879

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$339,944	$327,517
Accrued payroll and payroll taxes	186,402	30,124
Advance from shareholder	30,000	-
Short-term convertible notes payable, less unamortized debt issuance costs of $421,235 and $642,660, respectively	2,630,281	1,636,656
Current portion of operating lease liabilities	57,049	53,200
Other current liabilities	2,261	1,197
Total current liabilities	3,245,937	2,048,694
Long-term liabilities:
Operating lease liabilities, net of current portion	158,098	187,425
Total long-term liabilities	158,098	187,425
Total liabilities	3,404,035	2,236,119

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 1,215 and none shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 44,231,402 and 38,263,813 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4,423	3,826
Additional paid-in capital	6,213,095	5,288,510
Accumulated deficit	(9,259,736)	(7,195,576)
Total stockholders’ deficit	(3,042,218)	(1,903,240)
Total liabilities and stockholders’ deficit	$361,817	$332,879

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022

Net revenues	$-	$-	$-	$-

Gross Profit	-	-	-	-

Operating expenses:
Marketing expenses	284	381	100	131
Stock based compensation	75,000	-	37,500	-
Research and development	367,002	383,025	219,159	154,683
General and administrative	652,981	758,625	317,250	377,981
Total operating expenses	1,095,267	1,142,031	574,009	532,795
Loss from operations	(1,095,267)	(1,142,031)	(574,009)	(532,795)

Other expense:
Modification of warrants	(224,362)	-	(208,556)	-
Interest expense	1,630	31	491	-
Interest expense - debt discount	1,088,849	160,854	297,141	108,597
Interest expense - original issuance costs	102,776	41,455	60,039	24,933
Total other expense	968,893	202,340	149,115	133,530

Loss before income taxes	(2,064,160)	(1,344,371)	(723,124)	(666,325)
Income taxes	-	-	-	-

Net loss	$(2,064,160)	$(1,344,371)	$(723,124)	$(666,325)

Net loss per share, basic and diluted	$(0.05)	$(0.04)	$(0.02)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	40,911,801	37,295,813	43,331,086	37,295,813

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of December 31, 2021	-	$-	37,295,803	$3,730	$3,997,445	$(4,265,759)	$(264,584)
Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	162,362	-	162,362
Amortization of warrants issued in connection with a debt modification	-	-	-	-	48,699	-	48,699
Net loss	-	-	-	-	-	(678,046)	(678,046)
Balance as of March 31, 2022	-	$-	37,295,803	$3,730	$4,208,506	$(4,943,805)	$(731,569)

Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	168,991	-	168,991
Amortization of warrants issued in connection with a debt modification	-	-	-	-	49,240	-	49,240
Fees associated with filing of Form S-1	-	-	-	-	(3,498)	-	(3,498)
Net loss	-	-	-	-	-	(666,325)	(666,325)
Balance as of June 30, 2022	-	$-	37,295,803	$3,730	$4,423,239	$(5,610,130)	$(1,183,161)

Balance as of December 31, 2022	-	$-	38,263,813	$3,826	$5,288,510	$(7,195,576)	$(1,903,240)
Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	578,016	-	578,016
Beneficial conversion feature in conjunction with debt issuance	-	-	-	-	303,984	-	303,984
Stock based compensation	-	-	-	-	37,500	-	37,500
Modification of warrants	-	-	4,541,012	455	(16,261)	-	(15,806)
Fees associated with filing of Form S-1	-	-	-	-	(5,456)	-	(5,456)
Net loss	-	-	-	-	-	(1,341,036)	(1,341,036)
Balance as of March 31, 2023	-	$-	42,804,825	$4,281	$6,186,293	$(8,536,612)	$(2,346,038)

Conversion of common stock for Series A preferred stock	1,215	-	(6,105,528)	(611)	611	-	-
Stock based compensation	-	-	-	-	37,500	-	37,500
Modification of warrants	-	-	6,289,105	629	(209,185)	-	(208,556)
Common stock issued to third parties in conjunction with conversion of debt	-	-	1,243,000	124	197,876	-	198,000
Net loss	-	-	-	-	-	(723,124)	(723,124)
Balance as of June 30, 2023	1,215	$-	44,231,402	$4,423	$6,213,095	$(9,259,736)	$(3,042,218)

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(2,064,160)	$(1,344,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,430	3,423
Amortization expense	1,800	1,800
Stock based compensation	75,000	-
Accretion of debt discount	1,088,849	160,854
Accretion of original issuance costs	102,776	41,455
Modification of warrants	(224,362)	-
Changes in operating assets and liabilities:
Other current assets	(43,220)	(45,631)
Accounts payable	12,427	259,464
Accrued payroll and payroll taxes	156,278	68,698
Other current liabilities	(85)	-
Net cash used in operating activities	(891,267)	(854,308)

Cash flows from investing activities:
Purchase of property and equipment	-	(859)
Net cash used in investing activities	-	(859)

Cash flows from financing activities:
Proceeds from short-term convertible notes	882,000	525,000
Advance from shareholder	30,000	-
Fees associated with filing of Form S-1	(5,456)	(3,498)
Net cash provided by financing activities	906,544	521,502

Net (decrease) increase in cash	15,277	(333,665)

Cash at beginning of period	8,356	340,956
Cash at end of period	$23,633	$7,291

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature in conjunction with debt issuance	$303,984	$-
Warrants issued to third parties in conjunction with debt issuance	$578,016	$331,353
Original issue discount issued in conjunction with debt	$88,200	$52,500
Common stock issued to third parties in conjunction with conversion of debt	$198,000	$-
Conversion of common stock for Series A preferred stock	$611	$-
Amortization of warrants issued in connection with a debt modification	$-	$97,939

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

Sigyn Therapeutics, Inc. (“Sigyn”, the “Company”, “we,” “us,” or “our”) is a development-stage company that creates blood purification devices to overcome limitations of drug therapies.

Sigyn Therapy™, our lead product candidate, is a broad-spectrum blood purification technology designed to treat pathogen-associated inflammatory disorders that are not addressed with approved drug therapies. Candidate treatment indications include endotoxemia, sepsis (a leading cause of hospital deaths), community acquired pneumonia (a leading cause of death among infectious diseases), and emerging drug resistant bacterial and pandemic virus threats. We plan to initiate first-in-human feasibility studies of Sigyn Therapy in end-stage renal disease patients suffering from endotoxemia.

Our therapeutic pipeline is comprised of drug-enhancement technologies, including ImmunePrepTM to enhance the delivery of immunotherapeutic antibodies (including checkpoint inhibitors), and ChemoPrep™ and ChemoPure™ to enhance the tumor site delivery of chemotherapy and reduce its toxicity.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $9,259,736 at June 30, 2023, had a working capital deficit of approximately $3,117,142 at June 30, 2023, had net losses of $723,124 and $2,064,160, and $666,325 and $1,344,371 for the three and six months ended June 30, 2023 and 2022, respectively, and net cash used in operating activities of $891,267 and $854,308 for the six months ended June 30, 2023 and 2022, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. The Company had $100 and $284, and $131 and $381 of advertising expenses for the three and six months ended June 30, 2023 and 2022, respectively.

Research and Development

All research and development costs are expensed as incurred. The Company incurred research and development expense of $219,159 and $367,002, and $154,683 and $383,025 for the three and six months ended June 30, 2023 and 2022, respectively.

Inventories

In conjunction with the October 19, 2020 Share Exchange Agreement, the Company kept the gem inventory of Reign Resources Corporation. Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of June 30, 2023 and December 31, 2022, the Company carried primarily loose sapphire jewels, jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of June 30, 2023. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time.

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

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. As of June 30, 2023 and December 31, 2022, the Company had not experienced impairment losses on its long-lived assets.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2023 and December 31, 2022, the fair value of cash, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Derivative Financial Instruments

The Company evaluates all of its financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Monte Carlo simulations to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. There were no derivative financial instruments as of June 30, 2023 and December 31, 2022 and no charges or credits to income for the three and six months ended June 30, 2023 and 2022.

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

Recent Accounting Pronouncements

There are no recently issued accounting updates that are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

		June 30,	December 31,
	Estimated Life	2023	2022

Office equipment	5 years	$29,041	$29,041
Computer equipment	3 years	3,157	3,157
Accumulated depreciation		(13,576)	(10,146)
		$18,622	$22,052

Depreciation expense was $1,715 and $3,430, and $1,719 and $3,423 for the three and six months ended June 30, 2023 and 2022, respectively, and is classified in general and administrative expenses in the Consolidated Statements of Operations.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Estimated life	June 30, 2023	December 31, 2022
Website	3 years	$10,799	$10,799
Accumulated amortization		(10,499)	(8,699)
		$300	$2,100

As of June 30, 2023, estimated future amortization expenses related to intangible assets were as follows:

Intangible Assets
2023	$300
$300

The Company had amortization expense of $900 and $1,800, and $900 and $1,800 for the three and six months ended June 30, 2023 and 2022, respectively.

NOTE 6 – CONVERTIBLE PROMISSORY DEBENTURES

Convertible notes payable consisted of the following:

	June 30, 2023	December 31, 2022

January 28, 2020 ($457,380) – 0% interest per annum outstanding principal and interest due October 20, 2022 (“Note 1”)	$457,380	$457,380
June 23, 2020 ($60,500) – 0% interest per annum outstanding principal and interest due October 20, 2022 (“Note 2”)	60,500	60,500
September 17, 2020 ($182,936) – 0% interest per annum outstanding principal and interest due October 20, 2022. On October 28, 2021, Osher elected to convert $16,714 of the aggregate principal amount of the Note of $199,650, into 42,857 common shares (“Note 3”).	182,936	182,936
March 23, 2022 ($220,000) – 0% interest per annum outstanding principal and interest due March 23, 2023 (“Note 4”)	220,000	220,000
April 28, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due April 28, 2023 (“Note 5”)	110,000	110,000
May 10, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due May 10, 2023 (“Note 6”)	110,000	110,000
June 1, 2022 ($55,000) – 0% interest per annum outstanding principal and interest due June 1, 2023 (“Note 7”)	55,000	55,000
June 22, 2022 ($82,500) – 0% interest per annum outstanding principal and interest due June 22, 2023 (“Note 8”)	82,500	82,500
July 2022 ($341,000) – 0% interest per annum outstanding principal and interest due various dates July 2023. On June 2, 2023, an investor elected to convert $16,500 of principal of the Note into 33,000 common shares (“Note 9”)	324,500	341,000
August 31, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due August 31, 2023 (“Note 10”)	110,000	110,000
September 9, 2022 ($82,500) – 0% interest per annum outstanding principal and interest due September 9, 2023 (“Note 11”)	82,500	82,500
September 20, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due September 20, 2023 (“Note 12”)	110,000	110,000
October 20, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due October 20, 2023 (“Note 13”)	110,000	110,000
November 9, 2022 ($82,500) – 0% interest per annum outstanding principal and interest due November 9, 2023 (“Note 14”)	82,500	82,500
November 14, 2022 ($55,000) – 0% interest per annum outstanding principal and interest due November 14, 2023 (“Note 15”)	55,000	55,000
December 22, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due December 22, 2023 (“Note 16”)	110,000	110,000
During the three and six months ended June 30, 2023 ($970,200) – 0% interest per annum outstanding principal and interest due on various dates from January 2024 through March 27, 2024. On June 2, 2023, an investor elected to convert $181,500 of principal of the Note into 1,210,000 common shares (“Note 17”)	788,700	-

Total convertible notes payable	3,051,516	2,279,316
Original issue discount	(59,926)	(74,502)
Beneficial conversion feature	(232,663)	(175,275)
Debt discount	(128,646)	(392,883)

Total convertible notes payable	$2,630,281	$1,636,656

Principal payments on convertible promissory debentures are due as follows:

Year ending December 31,
2023 (6 months remaining)	$2,262,816
2024	$788,700
$3,051,516

Changes in convertible notes were as follows:

	Note 1	Note 2	Note 3	Note 4	Note 5	Note 6	Note 7	Note 8	Note 9	Note 10	Note 11	Note 12	Note 13	Note 14	Note 15	Note 16	Note 17	Other	Totals
Convertible notes payable, net, as of December 31, 2021	457,380	60,500	182,936	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	700,816

Convertible notes payable issued in 2022	-	-	-	220,000	110,000	110,000	55,000	82,500	341,000	110,000	82,500	110,000	110,000	82,500	55,000	110,000	-	-	1,578,500
Convertible notes payable as of December 31, 2022	$457,380	$60,500	$182,936	$220,000	$110,000	$110,000	$55,000	$82,500	$341,000	$110,000	$82,500	$110,000	$110,000	$82,500	$55,000	$110,000	$-	$-	$2,279,316

Convertible notes payable issued in 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	970,200	-	970,200
Conversion of debt for common stock	-	-	-	-	-	-	-	-	(16,500)	-	-	-	-	-	-	-	(181,500)	-	(198,000)
Convertible notes payable as of June 30, 2023	$457,380	$60,500	$182,936	$220,000	$110,000	$110,000	$55,000	$82,500	$324,500	$110,000	$82,500	$110,000	$110,000	$82,500	$55,000	$110,000	$788,700	$-	$3,051,516

Changes in note discounts were as follows:

	Note 1	Note 2	Note 3	Note 4	Note 5	Note 6	Note 7	Note 8	Note 9	Note 10	Note 11	Note 12	Note 13	Note 14	Note 15	Note 16	Note 17	Other	Totals
Note discounts as of December 31, 2021	34,176	4,521	14,917	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	53,614

Note discounts issued in conjunction with debt in 2022	-	-	-	113,418	44,786	44,787	22,794	34,861	140,289	64,104	82,500	110,000	110,000	82,500	55,000	110,000	-	-	1,015,039
2022 accretion of note discounts	(34,176)	(4,521)	(14,917)	(87,938)	(30,308)	(28,836)	(13,301)	(18,336)	(70,720)	(32,316)	(39,994)	(49,874)	(23,671)	(12,822)	(7,726)	(6,537)	-	50,000	(425,993)
Note discounts as of December 31, 2022	$-	$-	$-	$25,480	$14,478	$15,951	$9,493	$16,525	$69,569	$31,788	$42,506	$60,126	$86,329	$69,678	$47,274	$103,463	$-	$50,000	$642,660

Note discounts issued in conjunction with debt in 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	970,200	-	970,200
2023 accretion of note discounts	-	-	-	(25,480)	(14,478)	(15,951)	(9,493)	(16,525)	(69,569)	(31,788)	(37,131)	(49,506)	(49,509)	(37,132)	(24,756)	(49,509)	(710,798)	(50,000)	(1,191,625)
Note discounts as of June 30, 2023	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$5,375	$10,620	$36,820	$32,546	$22,518	$53,954	$259,402	$-	$421,235

Convertible notes payable, net, as of December 31, 2022	$457,380	$60,500	$182,936	$194,520	$95,522	$94,049	$45,507	$65,975	$271,431	$78,212	$39,994	$49,874	$23,671	$12,822	$7,726	$6,537	$-	$(50,000)	$1,636,656
Convertible notes payable, net, as of June 30, 2023	$457,380	$60,500	$182,936	$220,000	$110,000	$110,000	$55,000	$82,500	$324,500	$110,000	$77,125	$99,380	$73,180	$49,954	$32,482	$56,046	$529,298	$-	$2,630,281

2021 Effective interest rate	11%	11%	12%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%
2022 Effective interest rate	7%	7%	8%	40%	28%	26%	24%	22%	21%	29%	48%	45%	22%	16%	14%	6%	-%	-%	19%
2023 Effective interest rate	-%	-%	-%	12%	13%	15%	17%	20%	21%	29%	45%	45%	45%	45%	45%	45%	90%	-%	39%

Current Noteholders

2023 Notes – $970,200 (Note 17)

During the six months ended June 30, 2023, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “2023 Notes”) with a third party investors totaling (i) $970,200 aggregate principal amount of Note due on various dates from January 2024 through March 27, 2024 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 6,468,000 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $882,000 which was issued at a $88,200 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On June 2, 2023, a third party investor elected to convert $181,500 of principal of the Note into 1,210,000 common shares.

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

On June 2, 2023, a third party investor elected to convert $16,500 of principal of the Note into 33,000 common shares.

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

NOTE 7 – ADVANCE FROM SHAREHOLDER

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $30,000 and $0 under Advance From Shareholder in the accompanying Balance Sheets at June 30, 2023 and December 31, 2022, respectively. The Company received advances of $30,000 and $0 and no repayments for the six months ended June 30, 2023 and 2022. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are non-interest bearing and due on demand.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company authorized 10,000,000 shares of par value $0.0001 preferred stock, of which 1,215 and none shares are issued and outstanding at June 30, 2023 and December 31, 2022, respectively.

During fiscal 2023, holders of 6,105,528 shares of common stock elected to exchange these shares for an aggregate of 1,215 shares of Series A Convertible Preferred Stock. Each Series A Convertible Preferred Share converts into one thousand (1,000) shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio in the Warrant Exchange Agreement.

Rights and Privileges - The holders of Series A preferred stock have various rights and preferences as follows:

Rights - The holders of the Series A preferred stock have the same rights as the Common Stock, on an “as-if” converted basis, with respect to any dividends, distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily.

Voting Rights - Shares of Series A preferred stock have no voting rights except on matters adversely affecting the rights of the holders of the Preferred Stock.

Rank - With respect to payment of dividends and distribution of assets upon liquidation or dissolution or winding up of the Corporation, whether voluntary or involuntary, the Series A Preferred Stock shall rank equal to the Common Stock on an as converted basis.

Conversion Rights - The holders of the preferred stock have certain conversion rights of such preferred stock into shares of common stock of the Company. Each share of preferred stock is convertible at the option of the holder at any time into the number of shares of common stock at the quotient of the stated value divided by the conversion price, subject to customary adjustments to protect against dilution.

Redemption Rights – The Series A preferred stock is not subject to any redemption rights.

Common Stock

The Company has authorized 1,000,000,000 shares of par value $0.0001 common stock, of which 44,231,402 and 38,263,813 shares are outstanding as of June 30, 2023 and December 31, 2022, respectively.

During the six months ended June 30, 2023, a total of 21,660,227 warrants were exchanged for 10,830,117 shares of the Company’s common stock.

On June 2, 2023, a third party investor elected to convert the aggregate principal amount of a Note of $198,000, into 1,243,000 common shares.

Restricted Stock Units

Effective October 10, 2022, the Company’s Board of Directors appointed Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel as non-executive members to the Company’s Board of Directors (“Director”). Effective January 1, 2023, each Director shall receive an annual grant of restricted stock units of $50,000. During the three and six months ended June 30, 2023, the Company recorded stock based compensation totaling $37,500 and $75,000, respectively, in the consolidated Statements of Operations (see Note 12).

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

In March 2023, the Company offered a short-term inducement to the Company’s warrant holders in which the Company will issue one share of the Company’s common stock in exchange for each two warrants returned to the Company to be cancelled. All other terms of the original grants remain the same. A total of 21,660,227 warrants were exchanged for 10,830,117 shares of the Company’s common stock through June 30, 2023. The Company recognized $224,362 as modification of warrants in the three and six months ended June 30, 2023 as a result of the modification.

On October 22, 2021, the Company and Osher amended convertible debt agreements for the maturity date from October 20, 2021 to October 20, 2022. In exchange for the extension of the Note, the Company issued Osher 450,000 warrants to purchase an aggregate of 450,000 shares of the Company’s common stock, valued at $197,501 (based on the Black Scholes valuation model on the date of grant) (see Note 6). The warrants are exercisable for a period of five years at $1.00 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date. The Company accreted the value of the warrants ratably through October 20, 2022. The Company recorded $0 and $0, and $49,240 and $97,939 for the three and six months ended June 30, 2023 and 2022, respectively, and is classified in other expenses in the consolidated Statements of Operations. See Note 6 for further warrant discussions.

NOTE 9 – OPERATING LEASES

On May 27, 2021, the Company entered into a sixty-three month lease for its corporate office at $6,134 per month commencing June 15, 2021 maturing September 30, 2026. The Company accounts for this lease in accordance with ASC 842. Adoption of the standard resulted in the initial recognition of operating lease ROU asset of $287,805 and operating lease liability of $287,805 as of June 15, 2021.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Six Months ended June 30,		Three Months ended June 30,
	2023	2022	2023	2022
Operating lease expense	$35,838	$35,838	$17,919	$17,919
Short term lease cost	$-	$-	$-	$-
Total lease expense	$35,838	$35,838	$17,919	$17,919

In accordance with ASC 842, other information related to leases was as follows:

Six Months ended June 30,	2023	2022
Operating cash flows from operating leases	$36,987	$35,910
Cash paid for amounts included in the measurement of lease liabilities	$36,987	$35,910

Weighted-average remaining lease term—operating leases	3.2 years	4.2 years
Weighted-average discount rate—operating leases	10%	10%

In accordance with ASC 842, maturities of operating lease liabilities as of June 30, 2023 were as follows:

Operating
Year ending:	Lease
2023 (remaining 6 months)	$37,908
2024	77,142
2025	79,456
2026	54,224
Total undiscounted cash flows	$248,730

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	3.2 years
Weighted-average discount rate	10%
Present values	$215,147

Lease liabilities—current	57,049
Lease liabilities—long-term	158,098
Lease liabilities—total	$215,147

Difference between undiscounted and discounted cash flows	$33,583

Operating lease cost was $17,919 and $35,838, and $17,919 and $35,838 for the three and six months ended June 30, 2023 and 2022, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 7 and 8, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

Employment Agreements

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. The Company incurred compensation expense of $118,085 (including accrued compensation of $61,210) and $231,835 (including accrued compensation of $61,210), and $123,857 (including accrued compensation of $31,043) and $241,176 (including accrued compensation of $131,043) for the three and six months ended June 30, 2023 and 2022, respectively.

On April 1, 2023, the Company entered into an Employment Agreement with Dr. Annette Marleau whereby Dr. Marleau became the Company’s Chief Scientific Officer. Dr. Marleau receives an annual base salary of $300,000, with automatic 3% annual increases plus bonus compensation not to exceed 40% of salary. Dr. Marleau’s employment also provides for medical insurance, disability benefits and up to six months of severance pay if her employment is terminated by the Company. The Company incurred compensation expense of $76,610 (including accrued compensation of $26,610) and $76,610 (including accrued compensation of $26,610), and $0 and $0 for the three and six months ended June 30, 2023 and 2022, respectively.

Sigyn had no employment agreement with its CTO but still incurred compensation on behalf of the CTO. The Company incurred compensation expense of $62,288 (including accrued compensation of $32,288) and $123,288 (including accrued compensation of $43,288), and $61,306 (including accrued compensation of $16,305) and $120,115 (including accrued compensation of $16,305) for the three and six months ended June 30, 2023 and 2022, respectively.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2023	2022	2023	2022
Convertible notes payable	18,194,940	6,644,940	18,194,940	6,644,940
Restricted stock units	343,512	-	171,756	11,840,890
Warrants to purchase shares of common stock	-	8,432,288	-	11,840,890
Total potentially dilutive shares	18,538,452	15,077,228	18,366,696	18,485,830

The following table sets forth the computation of basic and diluted net income per share:

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022

Net loss attributable to the common stockholders	$(2,064,160)	$(1,344,371)	$(723,124)	$(666,325)

Basic weighted average outstanding shares of common stock	40,911,801	37,295,813	43,331,086	37,295,813
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	40,911,801	37,295,813	43,331,086	37,295,813

Loss per share:
Basic and diluted	$(0.05)	$(0.04)	$(0.02)	$(0.02)

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

Board of Directors Compensation

Effective October 10, 2022, the Company’s Board of Directors appointed Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel as non-executive members to the Company’s Board of Directors (“Director”). Each Director shall receive an annual retainer of $30,000 paid in equal quarterly amounts at the end of each quarter. In addition, effective January 1, 2023, each Director shall receive a grant of restricted stock units of $50,000, or at the discretion of the Board of Directors, options to acquire shares of common stock. Restricted stock units will be valued based on the average of the five trading days preceding and including the date of grant and will vest at a rate determined by the Board of Directors over one year. If options are granted, the options will be valued at the exercise price based on the average of the five trading days preceding and including the date of grant, have a ten year term, and will vest at a rate determined by the Board of Directors.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2023 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended June 30, 2023, except for the following:

On July 18, 2023, the Company entered into an Original Issue Discount Senior Convertible Debentures totaling (i) $110,000 aggregate principal amount of Note (total of $100,000 cash was received) due July 18, 2024 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 733,334 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $0.15 per share.

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

Warrants

In March 2023, the Company offered a short-term inducement to the Company’s warrant holders in which the Company will issue one share of the Company’s common stock in exchange for each two warrants returned to the Company to be cancelled. All other terms of the original grants remain the same. A total of 21,660,227 warrants were exchanged for 10,830,117 shares of the Company’s common stock through June 30, 2023. The Company recognized $208,556 and $224,362 as modification of warrants in the three and six months ended June 30, 2023 as a result of the modification.

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

Convertible Promissory Debentures

July 2023 Notes

On July 18, 2023, the Company entered into an Original Issue Discount Senior Convertible Debentures totaling (i) $110,000 aggregate principal amount of Note (total of $100,000 cash was received) due July 18, 2024 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 733,334 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $0.15 per share.

2023 Notes – $970,200

During the six months ended June 30, 2023, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “2023 Notes”) with a third party investors totaling (i) $970,200 aggregate principal amount of Note due on various dates from January 2024 through March 27, 2024 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 6,468,000 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $882,000 which was issued at a $88,200 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On June 2, 2023, a third party investor elected to convert $181,500 of principal of the Note into 1,210,000 common shares .

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

On June 2, 2023, a third party investor elected to convert $16,500 of principal of the Note into 33,000 common shares.

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

Business Overview

Sigyn Therapeutics, Inc. (“Sigyn”, the “Company”, “we,” “us,” or “our”) is a development-stage company that creates blood purification devices to overcome limitations of drug therapies. Our corporate address is 2468 Historic Decatur Road, Suite 140, San Diego, California, 92106.

Sigyn Therapy™, our lead product candidate, is a broad-spectrum blood purification technology designed to treat pathogen-associated inflammatory disorders that are not addressed with approved drug therapies. Candidate treatment indications include endotoxemia, sepsis (a leading cause of hospital deaths), community acquired pneumonia (a leading cause of death among infectious diseases), and emerging drug-resistant bacterial and pandemic virus threats. We plan to initiate first-in-human feasibility studies of Sigyn Therapy in end-stage renal disease patients suffering from endotoxemia.

Our therapeutic pipeline is comprised of drug-enhancement technologies, including ImmunePrepTM to enhance the delivery of immunotherapeutic antibodies (including checkpoint inhibitors), and ChemoPrep™ and ChemoPure™ to enhance the tumor site delivery of chemotherapy and reduce its toxicity.

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

As of August 15, 2023, we had a total 44,231,402 shares issued and outstanding, of which 18,591,402 shares are held by non-affiliate shareholders.

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

Candidate Pipeline Product

Our therapeutic pipeline is comprised of drug-enhancement technologies, including ImmunePrepTM to enhance the delivery of immunotherapeutic antibodies, and ChemoPrep™ and ChemoPure™, a medical device system to enhance the tumor site delivery of chemotherapy and reduce its toxicity.

ImmunePrepTM

In May 2023, we disclosed the submission of a provisional patent application entitled: “DEVICES FOR ENHANCING THE ACTIVITY OF THERAPEUTIC ANTIBODIES” to the United States Patent and Trademark Office (“USPTO”). Associated with this patent submission, we filed a trademark application to register ImmunePrepTM with the USPTO.

ImmunePrepTM is a development-stage commercialization platform for antibody-based immunotherapies and their corresponding biosimilars. The platform is designed to permit the potential creation of selective plasma depletion devices that enhance the delivery of therapeutic antibodies without increasing drug toxicity.

Therapeutic antibodies are market-cleared to treat a variety of indications, including but not limited to Alzheimer’s disease, autoimmune disorders, and cancer. However, patient response to these therapies is often suboptimal as just a small portion of infused antibodies reach their intended therapeutic target. In many cases, infused antibodies are bound by drug decoys that display the antibody’s antigen binding site on their surface. As a result, these decoys are empowered to bind and sequester antibodies from being delivered to their therapeutic targets (such as cancer cells).

We designed ImmunePrepTM to allow for a monoclonal antibody to be the active component of a selective plasma depletion device that preemptively eliminates bloodstream decoys that would subsequently block the infused delivery of the same antibody. The mechanistic objective of this pre-treatment strategy is to increase the availability of antibodies to interact with their intended therapeutic targets without increasing drug toxicity. Concurrently, the ability of therapeutic targets to evade antibody interactions would be diminished.

ChemoPrepTM and ChemoPureTM

In October 2022, we disclosed the submission of a provisional patent application entitled: “SYSTEM AND METHODS TO ENHANCE CHEMOTHERAPY DELIVERY AND REDUCE TOXICITY” to the United States Patent and Trademark Office (“USPTO”). Associated with this patent submission, we filed trademark applications to register ChemoPrepTM and ChemoPureTM with the USPTO”.

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

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following discussion represents a comparison of our results of operations for the three months ended June 30, 2023 and 2022. The results of operations for the periods shown in our audited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended June 30,
	2023	2022

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	574,009	532,795
Other expense	149,115	133,530
Net loss before income taxes and discontinued operations	$(723,124)	$(666,325)

Net Revenues

For the three months ended June 30, 2023 and 2022, we had no revenues.

Cost of Sales

For the three months ended June 30, 2023 and 2022, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses increased by $41,214, or 7.7%, to $574,009 for three months ended June 30, 2023 from $532,795 for the three months ended June 30, 2022 primarily due to decreases in research and development costs of $64,476 (attributed to in house efforts), stock based compensation of $37,500, rent expenses of $642, and insurance costs of $770, offset primarily by decreases in investor relations costs of $9,367, consulting fees of $5,524, marketing costs of $31, and compensation costs of $40,678, professional fees of $2,096, depreciation costs of $4, and general and administration costs of $4,474, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended June 30, 2023, we had marketing expenses of $100, research and development costs of $219,159, stock based compensation of $37,500, and general and administrative expenses of $317,250 primarily due to professional fees of $25,851, compensation costs of $154,754, rent expense of $19,314, depreciation costs of $1,715, amortization costs of $900, investor relations costs of $4,519, consulting fees of $40,350, insurance expense of $63,534, and general and administration costs of $6,313, as a result of adding administrative infrastructure for our anticipated business development.

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

Other Expense

Other expense for the three months ended June 30, 2023 totaled $149,115 primarily due to interest expense of $297,141 in conjunction with accretion of debt discount, interest expense of $60,039 in conjunction with accretion of original issuance discount, interest expense of $491, and modification of warrants of $208,556, compared to other expense of $133,530 for the three months ended June 30, 2022 primarily due to interest expense of $108,597 in conjunction with accretion of debt discount and interest expense of $24,933 in conjunction with accretion of original issuance discount.

Net loss before income taxes

Net loss before income taxes and discontinued operations for the three months ended June 30, 2023 totaled $723,124 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, consulting fees, research and development costs, rent, insurance, stock based compensation, and general and administration costs compared to a loss of $666,325 for the three months ended June 30, 2022 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, consulting fees, research and development costs, rent, insurance, stock based compensation, and general and administration costs.

Assets and Liabilities

Assets were $361,817 as of June 30, 2023. Assets consisted primarily of cash of $23,633, inventories of $50,000, other current assets of $55,162, equipment of $18,622, intangible assets of $300, operating lease right-of-use assets of $193,389, and other assets of $20,711. Liabilities were $3,404,035 as of June 30, 2023. Liabilities consisted primarily of accounts payable of $339,944, accrued payroll and payroll taxes of $186,402, advance from shareholder of $30,000, other current liabilities of $2,261, convertible notes of $2,630,281, net of $421,235 of unamortized debt discount and debt issuance costs, and operating lease liabilities of $215,147.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following discussion represents a comparison of our results of operations for the three months ended June 30, 2023 and 2022. The results of operations for the periods shown in our audited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Six Months Ended June 30,
	2023	2022

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	1,095,267	1,142,031
Other expense	968,893	202,340
Net loss before income taxes and discontinued operations	$(2,064,160)	$(1,344,371)

Net Revenues

For the six months ended June 30, 2023 and 2022, we had no revenues.

Cost of Sales

For the six months ended June 30, 2023 and 2022, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses decreased by $46,980, or 4.1%, to $1,095,267 for six months ended June 30, 2023 from $1,142,031 for the six months ended June 30, 2022 primarily due to decreases in research and development costs of $16,023, investor relations costs of $15,946, consulting fees of $7,133, insurance costs of $10,816, marketing costs of $97, compensation costs of $44,700, professional fees of $25,433, and general and administration costs of $3,660, offset primarily by increases in depreciation costs of $7, rent expenses of $2,037, stock based compensation of $75,000, as a result of adding administrative infrastructure for our anticipated business development.

For the six months ended June 30, 2023, we had marketing expenses of $284, research and development costs of $367,002, stock based compensation of $75,000, and general and administrative expenses of $652,981 primarily due to professional fees of $106,008, compensation costs of $295,627, rent expense of $38,628, depreciation costs of $3,430, amortization costs of $1,800, investor relations costs of $8,045, consulting fees of $95,992, insurance expense of $93,022, and general and administration costs of $10,429, as a result of adding administrative infrastructure for our anticipated business development.

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

Other Expense

Other expense for the six months ended June 30, 2023 totaled $968,893 primarily due to interest expense of $1,088,849 in conjunction with accretion of debt discount, interest expense of $102,776 in conjunction with accretion of original issuance discount, interest expense of $1,630, and modification of warrants of $224,362, compared to other expense of $202,340 for the three months ended June 30, 2022 primarily due to interest expense of $160,854 in conjunction with accretion of debt discount and interest expense of $41,455 in conjunction with accretion of original issuance discount.

Net loss before income taxes

Net loss before income taxes and discontinued operations for the three months ended June 30, 2023 totaled $2,064,160 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, consulting fees, research and development costs, rent, insurance, stock based compensation, and general and administration costs compared to a loss of $1,344,371 for the three months ended June 30, 2022 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, consulting fees, research and development costs, rent, insurance, stock based compensation, and general and administration costs.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $9,259,736 at June 30, 2023, had a working capital deficit of $3,117,142 and $1,978,396 at June 30, 2023 and December 31, 2022, respectively, had net losses of $723,124 and $2,064,160, and $666,325 and $1,344,371 for the three and six months ended June 30, 2023 and 2022, respectively, and net cash used in operating activities of $891,267 and $854,308 for the six months ended June 30, 2023 and 2022, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had an increase in cash flows for the six months ended June 30, 2023 of $15,277 resulting from cash provided by financing activities of $906,544, offset partially by cash used in operating activities of $891,267.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended June 30,
	2023	2022

Net cash provided by (used in):
Operating activities	$(891,267)	$(854,308)
Investing activities	-	(859)
Financing activities	906,544	521,502
	$15,277	$(333,665)

Cash Flows from Operating Activities – For the six months ended June 30, 2023, net cash used in operations was $891,267 compared to net cash used in operations of $854,308 for the six months ended June 30, 2022. Net cash used in operations was primarily due to a net loss of $2,064,160 for six months ended June 30, 2023 and the changes in operating assets and liabilities of $125,400, primarily due to the increase in accounts payable of $12,427 and accrued payroll and payroll taxes of $156,278, offset partially by the decrease in other current liabilities of $85, and other current assets of $43,220. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $3,430, amortization expense of $1,800, stock based compensation of $75,000, accretion of debt discount of $1,088,849, accretion of original issuance costs of $102,776, and modification of warrants of $224,362.

For the six months ended June 30, 2022, net cash used in operations was $854,308. Net cash used in operations was primarily due to a net loss of $1,344,371 for six months ended June 30, 2022 and the changes in operating assets and liabilities of $282,531, primarily due to the increase in accounts payable of $259,464 and accrued payroll and payroll taxes of $68,770, offset partially by other current liabilities of $72 and other current assets of $45,631. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $3,423, amortization expense of $1,800, accretion of original issuance costs of $41,455, and accretion of debt discount of $160,854.

Cash Flows from Investing Activities – For the six months ended June 30, 2023, the Company had no cash flows from investing activities. For the six months ended June 30, 2022, net cash used in investing activities was $859 due to the purchase of property and equipment.

Cash Flows from Financing Activities – For the six months ended June 30, 2023, net cash provided by financing was $906,544, due to proceeds from short term convertible notes of $882,000, advances from shareholder of $30,000, and fees associated with the filing of the Company’s Form S-1 of $5,456 compared to cash provided by financing activities of $521,502 for the six months ended June 30, 2022 due to proceeds from short term convertible notes of $525,000 and fees associated with the filing of the Company’s Form S-1 of $3,498.

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

Advance from Shareholder

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $30,000 and $0 under Advance from Shareholder in the accompanying Balance Sheets at June 30, 2023 and December 31, 2022, respectively. The Company received advances of $30,000 and $0 and no repayments for the six months ended June 30, 2023 and 2022. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are non-interest bearing and due on demand.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of June 30, 2023, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the three months ended June 30, 2023 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ending June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 2, 2023, a third party investor elected to convert the aggregate principal amount of a Note of $198,000, into 1,243,000 common shares.

In March 2023, the Company offered a short-term inducement to the Company’s warrant holders in which the Company will issue one share of the Company’s common stock in exchange for each two warrants returned to the Company to be cancelled. All other terms of the original grants remain the same. A total of 21,660,227 warrants were exchanged for 10,830,117 shares of the Company’s common stock through June 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of August 15, 2023, the Company has not repaid nine convertible notes totaling $1,278,316 and the nine convertible notes are now in default. The Company is currently in discussions to restructure the terms of the note.

ITEM 4. MINE SAFTEY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended June 30, 2023, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

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

Sigyn Therapeutics, Inc. a Delaware corporation

Dated: August 11, 2023	By:	/s/ James Joyce
James Joyce
Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 11, 2023	By:	/s/ Jeremy Ferrell
Jeremy Ferrell
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 11, 2023	By:	/s/ Craig Roberts
Craig Roberts
Chief Technology Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Joyce	Chief Executive Officer and Director	August 11, 2023
James Joyce	(Principal Executive Officer)

/s/ Jeremy Ferrell	Chief Financial Officer	August 11, 2023
Jeremy Ferrell	(Principal Financial and Accounting Officer)

/s/ Craig Roberts	CTO and Director	August 11, 2023
Craig Roberts

/s/ Richa Nand	Director	August 11, 2023
Richa Nand

/s/ Jim Dorst	Director	August 11, 2023
Jim Dorst

/s/ Chris Wetzel	Director	August 11, 2023
Chris Wetzel

