Form 10-Q
period 2023-09-30
Sigyn Therapeutics, Inc.
filed 2023-11-14
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, there were 51,536,602 shares of common stock outstanding.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$64,584	$8,356
Inventories	50,000	50,000
Other current assets	54,287	11,942
Total current assets	168,871	70,298

Property and equipment, net	16,906	22,052
Intangible assets, net	-	2,100
Operating lease right-of-use assets, net	180,735	217,718
Other assets	20,711	20,711
Total assets	$387,223	$332,879

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$361,629	$327,517
Accrued payroll and payroll taxes	405,248	30,124
Advance from shareholder	45,000	-
Short-term convertible notes payable, less unamortized debt issuance costs of $838,084 and $642,660, respectively	2,947,751	1,636,656
Current portion of operating lease liabilities	59,061	53,200
Other current liabilities	1,807	1,197
Total current liabilities	3,820,496	2,048,694
Long-term liabilities:
Operating lease liabilities, net of current portion	142,398	187,425
Total long-term liabilities	142,398	187,425
Total liabilities	3,962,894	2,236,119

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 1,287 and none shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 44,236,260 and 38,263,813 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4,424	3,826
Additional paid-in capital	6,585,367	5,288,510
Accumulated deficit	(10,165,462)	(7,195,576)
Total stockholders’ deficit	(3,575,671)	(1,903,240)
Total liabilities and stockholders’ deficit	$387,223	$332,879

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022

Net revenues	$-	$-	$-	$-

Gross Profit	-	-	-	-

Operating expenses:
Marketing expenses	335	446	51	65
Stock based compensation	112,500	-	37,500	-
Research and development	582,232	516,796	215,230	133,770
General and administrative	1,043,014	1,158,435	390,033	399,812
Total operating expenses	1,738,081	1,675,677	642,814	533,647
Loss from operations	(1,738,081)	(1,675,677)	(642,814)	(533,647)

Other expense:
Modification of warrants	(226,929)	-	(2,567)	-
Interest expense	2,300	102	670	70
Interest expense - debt discount	1,309,703	309,226	220,854	148,372
Interest expense - original issuance costs	146,731	85,875	43,955	44,420
Total other expense	1,231,805	395,203	262,912	192,862

Loss before income taxes	(2,969,886)	(2,070,880)	(905,726)	(726,509)
Income taxes	-	-	-	-

Net loss	$(2,969,886)	$(2,070,880)	$(905,726)	$(726,509)

Net loss per share, basic and diluted	$(0.07)	$(0.06)	$(0.02)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	42,031,295	37,295,813	44,233,778	37,295,813

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of December 31, 2021	-	$-	37,295,803	$3,730	$3,997,445	$(4,265,759)	$(264,584)
Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	162,362	-	162,362
Amortization of warrants issued in connection with a debt modification	-	-	-	-	48,699	-	48,699
Net loss	-	-	-	-	-	(678,046)	(678,046)
Balance as of March 31, 2022	-	$-	37,295,803	$3,730	$4,208,506	$(4,943,805)	$(731,569)

Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	168,991	-	168,991
Amortization of warrants issued in connection with a debt modification	-	-	-	-	49,240	-	49,240
Fees associated with filing of Form S-1	-	-	-	-	(3,498)	-	(3,498)
Net loss	-	-	-	-	-	(666,325)	(666,325)
Balance as of June 30, 2022	-	$-	37,295,803	$3,730	$4,423,239	$(5,610,130)	$(1,183,161)

Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	157,787	-	157,787
Amortization of warrants issued in connection with a debt modification	-	-	-	-	49,781	-	49,781
Fees associated with filing of Form S-1	-	-	-	-	(40,000)	-	(40,000)
Net loss	-	-	-	-	-	(726,509)	(726,509)
Balance as of September 30, 2022	-	$-	37,295,803	$3,730	$4,590,807	$(6,336,639)	$(1,742,102)

Balance as of December 31, 2022	-	$-	38,263,813	$3,826	$5,288,510	$(7,195,576)	$(1,903,240)
Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	578,016	-	578,016
Beneficial conversion feature in conjunction with debt issuance	-	-	-	-	303,984	-	303,984
Stock based compensation	-	-	-	-	37,500	-	37,500
Modification of warrants	-	-	4,541,012	455	(16,261)	-	(15,806)
Fees associated with filing of Form S-1	-	-	-	-	(5,456)	-	(5,456)
Net loss	-	-	-	-	-	(1,341,036)	(1,341,036)
Balance as of March 31, 2023	-	$-	42,804,825	$4,281	$6,186,293	$(8,536,612)	$(2,346,038)

Conversion of common stock for Series A preferred stock	1,215	-	(6,105,528)	(611)	611	-	-
Stock based compensation	-	-	-	-	37,500	-	37,500
Modification of warrants	-	-	6,289,105	629	(209,185)	-	(208,556)
Common stock issued to third parties in conjunction with conversion of debt	-	-	1,243,000	124	197,876	-	198,000
Net loss	-	-	-	-	-	(723,124)	(723,124)
Balance as of June 30, 2023	1,215	$-	44,231,402	$4,423	$6,213,095	$(9,259,736)	$(3,042,218)

Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	255,692	-	255,692
Beneficial conversion feature in conjunction with debt issuance	-	-	-	-	81,647	-	81,647
Conversion of common stock for Series A preferred stock	72	-	(361,809)	(36)	36	-	-
Stock based compensation	-	-	-	-	37,500	-	37,500
Modification of warrants	-	-	366,667	37	(2,603)	-	(2,566)
Net loss	-	-	-	-	-	(905,726)	(905,726)
Balance as of September 30, 2023	1,287	$-	44,236,260	$4,424	$6,585,367	$(10,165,462)	$(3,575,671)

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(2,969,886)	$(2,070,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,146	5,139
Amortization expense	2,100	2,700
Stock based compensation	112,500	-
Accretion of debt discount	1,309,703	309,226
Accretion of original issuance costs	146,731	85,875
Modification of warrants	(226,929)	-
Changes in operating assets and liabilities:
Other current assets	(42,345)	(5,179)
Accounts payable	34,112	266,147
Accrued payroll and payroll taxes	375,124	29,052
Other current liabilities	(1,572)	(555)
Net cash used in operating activities	(1,255,316)	(1,378,475)

Cash flows from investing activities:
Purchase of property and equipment	-	(860)
Net cash used in investing activities	-	(860)

Cash flows from financing activities:
Proceeds from short-term convertible notes	1,272,000	1,110,000
Advance from shareholder	45,000	-
Fees associated with filing of Form S-1	(5,456)	(43,498)
Net cash provided by financing activities	1,311,544	1,066,502

Net (decrease) increase in cash	56,228	(312,833)

Cash at beginning of period	8,356	340,956
Cash at end of period	$64,584	$28,123

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature in conjunction with debt issuance	$385,631	$-
Warrants issued to third parties in conjunction with debt issuance	$833,708	$331,353
Original issue discount issued in conjunction with debt	$127,200	$52,500
Original issue discount issued in conjunction with extension of debt	305,319
Common stock issued to third parties in conjunction with conversion of debt	$198,000	$-
Conversion of common stock for Series A preferred stock	$647	$-
Amortization of warrants issued in connection with a debt modification	$-	$97,939

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

Sigyn Therapeutics, Inc. (“Sigyn”, the “Company” “we,” “us,” or “our”) is a development-stage company that creates blood purification technologies to overcome clearly defined limitations in healthcare.

Sigyn Therapy™, our lead product candidate, is being advanced to treat life-threatening conditions that are not addressed with market-cleared drug agents. Candidate treatment indications include endotoxemia, sepsis (a leading cause of hospital deaths), community acquired pneumonia (a leading cause of infectious disease deaths), drug-resistant bacterial infections, and emerging pandemic viral threats.

Our therapeutic pipeline is comprised of technologies that we have designed to improve the targeted delivery of cancer drug agents. ChemoPrepTM and ChemoPureTM are components of a therapeutic system to improve the delivery of chemotherapy and reduce its toxicity. ImmunePrepTM is a novel platform to enhance the potential efficacy of immunotherapeutic antibodies (including checkpoint inhibitors). At present, we have no market approved medical products and there is no assurance that we will be able to commercialize any of our product candidates.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $10,165,462 at September 30, 2023, had a working capital deficit of approximately $3,651,625 at September 30, 2023, had net losses of $905,726 and $2,969,886, and $726,509 and $2,070,880 for the three and nine months ended September 30, 2023 and 2022, respectively, and net cash used in operating activities of $1,255,316 and $1,378,475 for the nine months ended September 30, 2023 and 2022, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. The Company had $51 and $335, and $65 and $446 of advertising expenses for the three and nine months ended September 30, 2023 and 2022, respectively.

Research and Development

All research and development costs are expensed as incurred. The Company incurred research and development expense of $215,230 and $582,232, and $133,770 and $516,796 for the three and nine months ended September 30, 2023 and 2022, respectively.

Inventories

In conjunction with the October 19, 2020 Share Exchange Agreement, the Company kept the gem inventory of Reign Resources Corporation. Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of September 30, 2023 and December 31, 2022, the Company carried primarily loose sapphire jewels, jewelry for sale on our website, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of September 30, 2023. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time.

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

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. As of September 30, 2023 and December 31, 2022, the Company had not experienced impairment losses on its long-lived assets.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2023 and December 31, 2022, the fair value of cash, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

For option-based simple derivative financial instruments, the Company uses the Monte Carlo simulations to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. There were no derivative financial instruments as of September 30, 2023 and December 31, 2022 and no charges or credits to income for the three and nine months ended September 30, 2023 and 2022.

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

Recent Accounting Pronouncements

There are no recently issued accounting updates that are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	Estimated Life	September 30, 2023	December 31, 2022

Office equipment	5 years	$30,410	$29,041
Computer equipment	3 years	3,157	3,157
Accumulated depreciation		(15,292)	(10,146)
		$16,906	$22,052

Depreciation expense was $1,716 and $5,146, and $1,716 and $5,139 for the three and nine months ended September 30, 2023 and 2022, respectively, and is classified in general and administrative expenses in the Consolidated Statements of Operations.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Estimated life	September 30, 2023	December 31, 2022
Website	3 years	$10,799	$10,799
Accumulated amortization		(10,799)	(8,699)
		$-	$2,100

The Company had amortization expense of $300 and $2,100, and $900 and $2,700 for the three and nine months ended September 30, 2023 and 2022, respectively.

NOTE 6 – CONVERTIBLE PROMISSORY DEBENTURES

Convertible notes payable consisted of the following:

	September 30, 2023	December 31, 2022

January 28, 2020 ($564,138) – 0% interest per annum outstanding principal and interest due August 30, 2024 (“Note 1”)	$564,138	$457,380
June 23, 2020 ($74,621) – 0% interest per annum outstanding principal and interest due August 30, 2024 (“Note 2”)	74,621	60,500
September 17, 2020 ($225,377) – 0% interest per annum outstanding principal and interest due August 30, 2024. On October 28, 2021, Osher elected to convert $16,714 of the aggregate principal amount of the Note of $199,650, into 42,857 common shares (“Note 3”).	225,377	182,936
March 23, 2022 ($259,685) – 0% interest per annum outstanding principal and interest due August 30, 2024 (“Note 4”)	259,685	220,000
April 28, 2022 ($127,979) – 0% interest per annum outstanding principal and interest due August 30, 2024 (“Note 5”)	127,979	110,000
May 10, 2022 ($128,020) – 0% interest per annum outstanding principal and interest due August 30, 2024 (“Note 6”)	128,020	110,000
June 1, 2022 ($63,301) – 0% interest per annum outstanding principal and interest due August 30, 2024 (“Note 7”)	63,301	55,000
June 22, 2022 ($94,314) – 0% interest per annum outstanding principal and interest due August 30, 2024 (“Note 8”)	94,314	82,500
July 2022 ($341,000) – 0% interest per annum outstanding principal and interest due July 2023. On June 2, 2023, an investor elected to convert $16,500 of principal of the Note into 33,000 common shares (“Note 9”)	324,500	341,000
August 31, 2022 ($123,200) – 0% interest per annum outstanding principal and interest due August 30, 2024 (“Note 10”)	123,200	110,000
September 9, 2022 ($92,400) – 0% interest per annum outstanding principal and interest due August 30, 2024 (“Note 11”)	92,400	82,500
September 20, 2022 ($123,200) – 0% interest per annum outstanding principal and interest due August 30, 2024 (“Note 12”)	123,200	110,000
October 20, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due October 20, 2023 (“Note 13”)	110,000	110,000
November 9, 2022 ($92,400) – 0% interest per annum outstanding principal and interest due August 30, 2024 (“Note 14”)	92,400	82,500
November 14, 2022 ($55,000) – 0% interest per annum outstanding principal and interest due November 14, 2023 (“Note 15”)	55,000	55,000
December 22, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due December 22, 2023 (“Note 16”)	110,000	110,000
During the three and nine months ended September 30, 2023 ($1,399,200) – 0% interest per annum outstanding principal and interest due on various dates from January 2024 through September 1, 2024. On June 2, 2023, an investor elected to convert $181,500 of principal of the Note into 1,210,000 common shares (“Note 17”)	1,217,700	-

Total convertible notes payable	3,785,835	2,279,316
Original issue discount	(360,290)	(74,502)
Beneficial conversion feature	(191,842)	(175,275)
Debt discount	(285,952)	(392,883)

Total convertible notes payable	$2,947,751	$1,636,656

Principal payments on convertible promissory debentures are due as follows:

Year ending December 31,
2023 (6 months remaining)	$599,500
2024	$3,186,336
$3,785,836

Changes in convertible notes were as follows:

	Note 1	Note 2	Note 3	Note 4	Note 5	Note 6	Note 7	Note 8	Note 9	Note 10	Note 11	Note 12	Note 13	Note 14	Note 15	Note 16	Note 17	Other	Totals
Convertible notes payable, net, as of December 31, 2021	457,380	60,500	182,936	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	700,816

Convertible notes payable issued in 2022	-	-	-	220,000	110,000	110,000	55,000	82,500	341,000	110,000	82,500	110,000	110,000	82,500	55,000	110,000	-	-	1,578,500
Convertible notes payable as of December 31, 2022	$457,380	$60,500	$182,936	$220,000	$110,000	$110,000	$55,000	$82,500	$341,000	$110,000	$82,500	$110,000	$110,000	$82,500	$55,000	$110,000	$-	$-	$2,279,316

Convertible notes payable issued in 2023	106,758	14,121	42,441	39,685	17,979	18,020	8,301	11,814	-	13,200	9,900	13,200	-	9,900	-	-	1,399,200	-	1,704,519
Conversion of debt for common stock	-	-	-	-	-	-	-	-	(16,500)	-	-	-	-	-	-	-	(181,500)	-	(198,000)
Convertible notes payable as of September 30, 2023	$564,138	$74,621	$225,377	$259,685	$127,979	$128,020	$63,301	$94,314	$324,500	$123,200	$92,400	$123,200	$110,000	$92,400	$55,000	$110,000	$1,217,700	$-	$3,785,835

Changes in note discounts were as follows:

	Note 1	Note 2	Note 3	Note 4	Note 5	Note 6	Note 7	Note 8	Note 9	Note 10	Note 11	Note 12	Note 13	Note 14	Note 15	Note 16	Note 17	Other	Totals
Note discounts as of December 31, 2021	34,176	4,521	14,917	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	53,614

Note discounts issued in conjunction with debt in 2022	-	-	-	113,418	44,786	44,787	22,794	34,861	140,289	64,104	82,500	110,000	110,000	82,500	55,000	110,000	-	-	1,015,039
2022 accretion of note discounts	(34,176)	(4,521)	(14,917)	(87,938)	(30,308)	(28,836)	(13,301)	(18,336)	(70,720)	(32,316)	(39,994)	(49,874)	(23,671)	(12,822)	(7,726)	(6,537)	-	50,000	(425,993)
Note discounts as of December 31, 2022	$-	$-	$-	$25,480	$14,478	$15,951	$9,493	$16,525	$69,569	$31,788	$42,506	$60,126	$86,329	$69,678	$47,274	$103,463	$-	$50,000	$642,660

Note discounts issued in conjunction with debt in 2023	106,758	14,121	42,441	39,685	17,979	18,020	8,301	11,814	-	13,200	9,900	13,200	-	9,900	-	-	1,346,539	-	1,651,858
2023 accretion of note discounts	(4,680)	(619)	(1,860)	(27,220)	(15,267)	(16,741)	(9,857)	(17,043)	(69,569)	(32,367)	(42,939)	(60,705)	(79,756)	(60,250)	(39,877)	(79,754)	(847,930)	(50,000)	(1,456,434)
Note discounts as of September 30, 2023	$102,078	$13,502	$40,581	$37,945	$17,190	$17,230	$7,937	$11,296	$-	$12,621	$9,467	$12,621	$6,573	$19,328	$7,397	$23,709	$498,609	$-	$838,084

Convertible notes payable, net, as of December 31, 2021	$423,204	$55,979	$168,019	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$647,202
Convertible notes payable, net, as of December 31, 2022	$457,380	$60,500	$182,936	$194,520	$95,522	$94,049	$45,507	$65,975	$271,431	$78,212	$39,994	$49,874	$23,671	$12,822	$7,726	$6,537	$-	$(50,000)	$1,636,656
Convertible notes payable, net, as of September 30, 2023	$462,060	$61,119	$184,796	$221,740	$110,789	$110,790	$55,364	$83,018	$324,500	$110,579	$82,933	$110,579	$103,427	$73,072	$47,603	$86,291	$719,091	$-	$2,947,751

2021 Effective interest rate	11%	11%	12%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%
2022 Effective interest rate	7%	7%	8%	40%	28%	26%	24%	22%	21%	29%	48%	45%	22%	16%	14%	6%	-%	-%	19%
2023 Effective interest rate	1%	1%	1%	10%	12%	13%	16%	18%	21%	26%	46%	49%	73%	65%	73%	73%	70%	-%	38%

Current Noteholders

2023 Notes – $1,399,200 (Note 17)

During the nine months ended September 30, 2023, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “2023 Notes”) with third party investors totaling (i) $1,399,200 aggregate principal amount of Note due on various dates from January 2024 through September 1, 2024 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 9,328,010 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $1,272,000 which was issued at a $127,200 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

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

Brio – $92,400 (Note 14)

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

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $9,900.

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

Osher – $123,200 (Note 12)

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

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $13,200.

Brio – $92,400 (Note 11)

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

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $9,900.

Osher – $123,200 (Note 10)

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

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $13,200.

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

The Company has not repaid these convertible notes and the convertible notes are now in default. In October 2023, the noteholders converted their debentures in exchange for the issuance of 649,000 shares of Common Stock to the holders.

On June 2, 2023, a third party investor elected to convert $16,500 of principal of the Note into 33,000 common shares.

Osher – $94,314 (Note 8)

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

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $11,814.

Osher – $63,301 (Note 7)

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

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $8,301.

Brio – $128,020 (Note 6)

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

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $18,020.

Osher – $127,979 (Note 5)

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

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $17,979.

Osher – $129,721 (Note 4)

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

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $19,721.

Brio – $129,964 (Note 4)

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

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $19,964.

Osher – $225,377 (Note 3)

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

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $42,441.

Osher – $74,621 (Note 2)

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

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $14,121.

Osher – $564,138 (Note 1)

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

The Company has not repaid this convertible note and the convertible note is now in default. On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $106,758.

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

NOTE 7 – ADVANCE FROM SHAREHOLDER

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $45,000 and $0 under Advance From Shareholder in the accompanying Balance Sheets at September 30, 2023 and December 31, 2022, respectively. The Company received advances of $45,000 and $0 and no repayments for the nine months ended September 30, 2023 and 2022. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are non-interest bearing and due on demand.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company authorized 10,000,000 shares of par value $0.0001 preferred stock, of which 1,287 and none shares are issued and outstanding at September 30, 2023 and December 31, 2022, respectively.

During fiscal 2023, holders of 6,467,337 shares of common stock elected to exchange these shares for an aggregate of 1,287 shares of Series A Convertible Preferred Stock. Each Series A Convertible Preferred Share converts into one thousand (1,000) shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio in the Warrant Exchange Agreement.

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

Common Stock

The Company has authorized 1,000,000,000 shares of par value $0.0001 common stock, of which 44,236,260 and 38,263,813 shares are outstanding as of September 30, 2023 and December 31, 2022, respectively.

During the nine months ended September 30, 2023, a total of 22,393,561 warrants were exchanged for 11,196,784 shares of the Company’s common stock.

On June 2, 2023, a third party investor elected to convert the aggregate principal amount of two Notes of $198,000, into 1,243,000 common shares.

Restricted Stock Units

Effective October 10, 2022, the Company’s Board of Directors appointed Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel as non-executive members to the Company’s Board of Directors (“Director”). Effective January 1, 2023, each Director shall receive an annual grant of restricted stock units of $50,000. During the three and nine months ended September 30, 2023, the Company recorded stock based compensation totaling $37,500 and $112,500, respectively, in the consolidated Statements of Operations (see Note 12).

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

In March 2023, the Company offered a short-term inducement to the Company’s warrant holders in which the Company will issue one share of the Company’s common stock in exchange for each two warrants returned to the Company to be cancelled. All other terms of the original grants remain the same. A total of 22,393,561 warrants were exchanged for 11,196,784 shares of the Company’s common stock through September 30, 2023. The Company recognized $226,929 as modification of warrants in the three and nine months ended September 30, 2023 as a result of the modification.

On October 22, 2021, the Company and Osher amended convertible debt agreements for the maturity date from October 20, 2021 to October 20, 2022. In exchange for the extension of the Note, the Company issued Osher 450,000 warrants to purchase an aggregate of 450,000 shares of the Company’s common stock, valued at $197,501 (based on the Black Scholes valuation model on the date of grant) (see Note 6). The warrants are exercisable for a period of five years at $1.00 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date. The Company accreted the value of the warrants ratably through October 20, 2022. The Company recorded $0 and $0, and $49,240 and $97,939 for the three and nine months ended September 30, 2023 and 2022, respectively, and is classified in other expenses in the consolidated Statements of Operations. See Note 6 for further warrant discussions.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Nine Months ended September 30,		Three Months ended September 30,
	2023	2022	2023	2022
Operating lease expense	$53,757	$53,757	$17,919	$17,919
Short term lease cost	$-	$-	$-	$-
Total lease expense	$53,757	$53,757	$17,919	$17,919

In accordance with ASC 842, other information related to leases was as follows:

Nine Months ended September 30,	2023	2022
Operating cash flows from operating leases	$55,941	$54,312
Cash paid for amounts included in the measurement of lease liabilities	$55,941	$54,312

Weighted-average remaining lease term—operating leases	2.92 years	3.92 years
Weighted-average discount rate—operating leases	10%	10%

In accordance with ASC 842, maturities of operating lease liabilities as of September 30, 2023 were as follows:

Operating
Year ending:	Lease
2023 (remaining 3 months)	$18,954
2024	77,142
2025	79,456
2026	54,224
Total undiscounted cash flows	$229,776

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	2.92 years
Weighted-average discount rate	10%
Present values	$201,459

Lease liabilities—current	59,061
Lease liabilities—long-term	142,398
Lease liabilities—total	$201,459

Difference between undiscounted and discounted cash flows	$28,317

Operating lease cost was $17,919 and $53,757, and $17,919 and $53,757 for the three and nine months ended September 30, 2023 and 2022, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 7 and 8, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

Employment Agreements

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. The Company incurred compensation expense of $113,750 (including accrued compensation of $113,750) and $345,585 (including accrued compensation of $174,960), and $98,141 (including accrued compensation of $31,043) and $339,317 (including accrued compensation of $31,043) for the three and nine months ended September 30, 2023 and 2022, respectively.

On April 1, 2023, the Company entered into an Employment Agreement with Dr. Annette Marleau whereby Dr. Marleau became the Company’s Chief Scientific Officer. Dr. Marleau receives an annual base salary of $300,000, with automatic 3% annual increases plus bonus compensation not to exceed 40% of salary. Dr. Marleau’s employment also provides for medical insurance, disability benefits and up to six months of severance pay if her employment is terminated by the Company. The Company incurred compensation expense of $75,000 (including accrued compensation of $37,500) and $151,610 (including accrued compensation of $37,500), and $0 and $0 for the three and nine months ended September 30, 2023 and 2022, respectively.

Sigyn had no employment agreement with its CTO but still incurred compensation on behalf of the CTO. The Company incurred compensation expense of $60,000 (including accrued compensation of $60,000) and $183,288 (including accrued compensation of $103,288), and $53,562 and $173,678 (including accrued compensation of $16,305) for the three and nine months ended September 30, 2023 and 2022, respectively.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2023	2022	2023	2022
Convertible notes payable	21,847,405	9,386,463	21,847,405	9,386,463
Restricted stock units	515,268	-	171,756	-
Warrants to purchase shares of common stock	2,126,669	11,841,160	2,126,669	11,841,160
Total potentially dilutive shares	24,489,342	21,227,623	24,145,830	21,227,623

The following table sets forth the computation of basic and diluted net income per share:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022

Net loss attributable to the common stockholders	$(2,969,886)	$(2,070,880)	$(905,726)	$(726,509)

Basic weighted average outstanding shares of common stock	42,031,295	37,295,813	44,233,778	37,295,813
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	42,031,295	37,295,813	44,233,778	37,295,813

Loss per share:
Basic and diluted	$(0.07)	$(0.06)	$(0.02)	$(0.02)

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

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2023 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended September 30, 2023, except for the following:

In October 2023, the holders of $1,322,200 of Original Issue Discount Senior Convertible Debentures converted their debentures at an average contractual exercise price of $0.18 per share in exchange for the issuance of 7,300,342 shares of Common Stock to the holders.

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

Warrants

In March 2023, the Company offered a short-term inducement to the Company’s warrant holders in which the Company will issue one share of the Company’s common stock in exchange for each two warrants returned to the Company to be cancelled. All other terms of the original grants remain the same. A total of 22,393,561 warrants were exchanged for 11,196,784 shares of the Company’s common stock through June 30, 2023. The Company recognized $2,567 and $226,929 as modification of warrants in the three and nine months ended September 30, 2023 as a result of the modification.

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

Convertible Promissory Debentures

In October 2023, the holders of $1,322,200 of Original Issue Discount Senior Convertible Debentures converted their debentures at an average contractual exercise price of $0.18 per share in exchange for the issuance of 7,300,342 shares of Common Stock to the holders.

2023 Notes – $1,399,200

During the nine months ended September 30, 2023, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “2023 Notes”) with third party investors totaling (i) $1,399,200 aggregate principal amount of Note due on various dates from January 2024 through September 1, 2024 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants’) to purchase up to an aggregate of 9,328,010 shares of the Company’s Common Stock at an exercise price of $0.25 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $1,272,000 which was issued at a $127,200 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

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

Brio – $92,400

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

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $9,900.

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

Osher – $123,200

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

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $13,200.

Brio – $92,400

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

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $9,900.

Osher – $123,200

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

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $13,200.

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

The Company has not repaid these convertible notes and the convertible notes are now in default. In October 2023, the noteholders converted their debentures in exchange for the issuance of 649,000 shares of Common Stock to the holders.

Osher – $94,314

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

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $11,814.

Osher – $63,301

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

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $8,301.

Brio – $128,020

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

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $18,020.

Osher – $127,979

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

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $17,979.

Osher – $129,721

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

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $19,721.

Brio – $129,964

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

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $19,964.

Osher – $225,377

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

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $42,441.

Osher – $74,621

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

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $14,121.

Osher – $564,138

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

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $106,758.

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

Business Overview

Sigyn Therapeutics, Inc. (“Sigyn”, the “Company” “we,” “us,” or “our”) is a development-stage company that creates blood purification technologies to overcome clearly defined limitations in healthcare.

Sigyn Therapy™, our lead product candidate, is being advanced to treat life-threatening conditions that are not addressed with market-cleared drug agents. Candidate treatment indications include endotoxemia, sepsis (a leading cause of hospital deaths), community acquired pneumonia (a leading cause of infectious disease deaths), drug-resistant bacterial infections, and emerging pandemic viral threats.

We plan to initiate first-in-human feasibility studies of Sigyn TherapyTM in End-Stage Renal Disease (ESRD) patients with endotoxemia and concurrent inflammation, whose incidence is elevated among ~550,000 U.S. dialysis patients. To support the initiation of our proposed study, we have drafted an Investigational Device Exemption (IDE) for submission to the U.S. Food and Drug Administration (“FDA”). Our clinical study plan proposes to enroll 12-15 ESRD subjects to evaluate the safety of Sigyn Therapy at three clinical site locations that have already been identified and evaluated by a contract research organization that specializes in ESRD related clinical studies. Beyond our clinical objective to demonstrate safety, we will also quantify changes in endotoxin levels as well as markers of inflammation as secondary endpoints. However, the clinical plan proposed in our IDE has not yet been communicated to FDA and there is no assurance that FDA will approve the initiation of our proposed feasibility study. Additionally, there is no assurance that we will receive FDA market approval of Sigyn TherapyTM as a Class III medical device.

Our Therapeutic Pipeline

Our therapeutic pipeline is comprised of technologies that we have designed to improve the targeted delivery of cancer drug agents. ChemoPrepTM and ChemoPureTM are components of a therapeutic system to improve the delivery of chemotherapy and reduce its toxicity. ImmunePrepTM is a novel platform to enhance the potential efficacy of immunotherapeutic antibodies (including checkpoint inhibitors). At present, we have no market approved medical products and there is no assurance that we will be able to commercialize any of our product candidates.

ChemoPrepTM and ChemoPureTM

On October 6, 2022, we disclosed that a provisional patent application entitled: “SYSTEM AND METHODS TO ENHANCE CHEMOTHERAPY DELIVERY AND REDUCE TOXICITY” had been filed with the United States Patent and Trademark Office (“USPTO”). The provisional patent submission established the priority date for our patent pending invention and provided us up to one year to submit a non-provisional patent application. On October 4, 2023, we subsequently disclosed that a non-provisional Patent Cooperation Treaty (PCT) submission had been filed to support the continued advancement of this patent. Related to these patent submissions, trademark applications to register ChemoPrep™ and ChemoPure™ have been filed with the USPTO. However, there is no assurance that we will receive a registered trademark for either the ChemoPrep™ or ChemoPureTM name, nor is there any assurance that patent submissions associated with ChemoPrep™ and ChemoPureTM will result in an issued patent.

Chemotherapeutic agents are the most commonly administered drug to treat cancer, which is the second leading cause of death in the United States. Despite therapeutic advances, treatment toxicity, drug resistance and inadequate tumor site delivery restrict the benefit of chemotherapy. To overcome these challenges, our patent submission describes a therapeutic device system whose primary objective is to enhance tumor site delivery of chemotherapy and reduce its toxicity. A secondary objective of the system is to reduce treatment dosing without sacrificing patient benefit.

Our proposed chemotherapy enhancement system is comprised of two blood purification technologies. ChemoPrepTM, administered prior to chemotherapy to optimize tumor site delivery with lower chemotherapy doses and ChemoPureTM, which is deployed post-chemotherapy to further reduce toxicity through the extraction of circulating chemotherapeutic agents that were not delivered to the target tumor site.

ImmunePrepTM

On May 17, 2023, we disclosed that a provisional patent application entitled: “DEVICES FOR ENHANCING THE ACTIVITY OF THERAPEUTIC ANTIBODIES” had been submitted to the United States Patent and Trademark Office (“USPTO”). The provisional patent submission established the priority date of this patent pending invention and provides us up to one year to submit a non-provisional patent application. Associated with this patent submission, we further disclosed that a trademark application to register the name ImmunePrepTM had also been filed with the USPTO. However, there is no assurance that we will receive a registered trademark for the ImmunePrepTM name, nor is there any assurance that patent submissions associated with ImmunePrepTM will result in an issued patent.

We intend for ImmunePrepTM to become a platform that allows for antibody-based immunotherapies to be incorporated within plasma extraction devices to enhance the targeted delivery of therapeutic antibodies without increased drug toxicity.

Therapeutic antibodies are market-cleared to treat a variety of indications, including cancer. However, patient response to these therapies is often suboptimal as just a small portion of infused antibodies reach their intended therapeutic target. In many cases, infused antibodies are bound by drug decoys that display the antibody’s antigen binding site on their surface. As a result, these decoys are empowered to bind and sequester antibodies from being delivered to their intended therapeutic targets.

ImmunePrepTM is designed to extract bloodstream decoys that would subsequently block the infused delivery of therapeutic antibodies. The mechanistic objective of this pre-treatment strategy is to increase the availability of antibodies to interact with their intended therapeutic targets. Conversely, the ability of therapeutic targets to evade antibody interactions would be diminished.

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

As of November 10, 2023, we had a total 51,536,602 shares issued and outstanding, of which 25,896,602 shares are held by non-affiliate shareholders.

Post-Merger Developments

Since the consummation of the merger transaction on October 19, 2020, we have advanced Sigyn Therapy from conceptual design through completion of in vitro studies that have quantified the reduction of relevant therapeutic targets from human blood plasma with small-scale versions of Sigyn Therapy. These include endotoxin (gram-negative bacterial toxin); peptidoglycan and lipoteichoic acid (gram-positive bacterial toxins); viral pathogens (including SARS-CoV-2); hepatic toxins (ammonia, bile acid, and bilirubin); and tumour necrosis factor alpha (TNF alpha), interleukin-1 beta (IL-1b), and interleukin 6 (IL-6), which are pro-inflammatory cytokines whose dysregulated production (the cytokine storm) precipitate sepsis and play a prominent role in each of our therapeutic opportunities.

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

The data resulting from our in vivo and in vitro studies is being incorporated into an Investigational Device Exemption (IDE) that we are drafting for submission to the U.S. Food and Drug Administration (“FDA”) to support the potential initiation of a human feasibility study in End-Stage Renal Disease (ESRD) patients with endotoxemia and concurrent inflammation. As per the study protocol, Sigyn Therapy is to be administered in combination with the regularly scheduled dialysis treatments of enrolled subjects. The primary study objective will be to evaluate the safety of Sigyn Therapy in health compromised ESRD patients. A secondary objective will be to quantify changes in circulating levels of endotoxin, tumour necrosis factor-αlpha (TNF-α), interleukin-1β (IL-1β), and interleukin-6 (IL-6) before and after each Sigyn Therapy administration. Endotoxin and excess TNF-α, IL-1β, and IL-6 production are commonly associated with each of our candidate treatment indications, including sepsis and community-acquired pneumonia.

Based on our previous experience in developing extracorporeal blood purification therapies, we believe that we have collected sufficient data to support first-in-human studies of Sigyn Therapy. Sigyn Therapy, as a significant risk Class III device, which requires extensive pre-clinical and clinical studies to be conducted along with the submission of a Pre-Market Approval (PMA) application prior to market clearance consideration by FDA. At present, we are identifying candidate clinical site locations and then plan to submit an IDE application to FDA related to the potential initiation of a human feasibility study to demonstrate the safety of Sigyn Therapy. Our clinical strategy has not yet been communicated to FDA and there is no assurance that FDA will approve the initiation of our feasibility study. Additionally, while we believe the data from our in vivo and in vitro studies provides support for our IDE submission, FDA may request that we conduct additional animal or pre-clinical studies prior to approving our IDE. Among our previous experiences in developing extracorporeal blood purification therapies, our CEO oversaw the development of the Aethlon Hemopurifier, a blood purification device that received an FDA “Breakthrough Device” designation for the treatment of life-threatening viruses and was awarded a second FDA “Breakthrough Device” designation related to the treatment of cancer. The Hemopurifier has not yet been approved by FDA and remains in clinical trials.

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

Overview of Candidate Treatment Indications

Based on data resulting from in vitro blood purification studies, our candidate treatment indications include, but are not limited to; endotoxemia, sepsis, community acquired pneumonia, drug resistant bacterial infections, and emerging pandemic viral threats. However, there is no assurance that human feasibility and pivotal studies will demonstrate Sigyn Therapy to be a safe and efficacious treatment for these or any other treatment indications.

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

We are currently preparing an Investigational Device Exemption (IDE) for submission to the U.S. Food and Drug Administration (“FDA”) related to a human feasibility study of Sigyn Therapy in ESRD patients with endotoxemia and concurrent inflammation. As per the study protocol, Sigyn Therapy will be administered in combination with the regularly scheduled dialysis treatments of enrolled subjects. The primary study objective will be to evaluate the safety of Sigyn Therapy in health compromised ESRD patients. A secondary objective is to quantify changes in circulating levels of endotoxin, tumour necrosis factor-α (TNF-α), interleukin-1β (IL-1β), and interleukin-6 (IL-6) before and after each Sigyn Therapy administration. Endotoxin and excess TNF-α, IL-1β, and IL-6 production are commonly associated with each of our candidate treatment indications, including sepsis and community-acquired pneumonia.

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

Drug-Resistant Bacterial Infections

According to the U.S. Centers for Disease Control and Prevention (CDC), nearly three million individuals are infected with multi-drug resistant bacterial infections in the U.S. each year, which results in more than 35,000 deaths. The United Nations reported approximately 5 million deaths in 2019 were associated with antimicrobial drug resistance and projects the annual death toll could increase to 10 million by 2050 in the absence of new therapeutic advances. Based on its potential broad-spectrum mechanism to extract bacterial toxins from the bloodstream, Sigyn Therapy may provide a novel strategy to address life-threatening drug-resistant bacterial infections.

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

Our Therapeutic Pipeline

Our therapeutic pipeline is comprised of technologies that we have designed to improve the targeted delivery of cancer drug agents. ChemoPrepTM and ChemoPureTM are components of a therapeutic system to improve the delivery of chemotherapy and reduce its toxicity. ImmunePrepTM is a novel platform to enhance the potential efficacy of immunotherapeutic antibodies (including checkpoint inhibitors). At present, we have no market approved medical products and there is no assurance that we will be able to commercialize any of our product candidates.

ChemoPrepTM and ChemoPureTM

On October 6, 2022, we disclosed that a provisional patent application entitled: “SYSTEM AND METHODS TO ENHANCE CHEMOTHERAPY DELIVERY AND REDUCE TOXICITY” had been filed with the United States Patent and Trademark Office (“USPTO”). The provisional patent submission established the priority date for our patent pending invention and provided us up to one year to submit a non-provisional patent application. On October 4, 2023, we subsequently disclosed that a non-provisional Patent Cooperation Treaty (PCT) submission had been filed to support the continued advancement of this patent. Related to these patent submissions, trademark applications to register ChemoPrep™ and ChemoPure™ have been filed with the USPTO. However, there is no assurance that we will receive a registered trademark for either the ChemoPrep™ or ChemoPureTM name, nor is there any assurance that patent submissions associated with ChemoPrep™ and ChemoPureTM will result in an issued patent.

Chemotherapeutic agents are the most commonly administered drug to treat cancer, which is the second leading cause of death in the United States. Despite therapeutic advances, treatment toxicity, drug resistance and inadequate tumor site delivery restrict the benefit of chemotherapy. To overcome these challenges, our patent submission describes a therapeutic device system whose primary objective is to enhance tumor site delivery of chemotherapy and reduce its toxicity. A secondary objective of the system is to reduce treatment dosing without sacrificing patient benefit.

Our proposed chemotherapy enhancement system is comprised of two blood purification technologies. ChemoPrepTM, administered prior to chemotherapy to optimize tumor site delivery with lower chemotherapy doses and ChemoPureTM, which is deployed post-chemotherapy to further reduce toxicity through the extraction of circulating chemotherapeutic agents that were not delivered to the target tumor site.

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

In an in vitro study conducted by researchers at Innovative Biotherapies, we obtained pre-clinical insight that liposomal nanoparticles, commonly used to deliver chemotherapeutic agents, can be reduced from human blood plasma with a formulation of adsorbent components. In the study, liposome concentrations in human blood plasma were reduced by 92.5% after a two-hour interaction with the adsorbent components. Beyond providing initial support for our candidate strategy to remove liposomal drug agents, the study established the possibility that Tumor-EXs may also be reduced from blood plasma as liposomes have previously served as a research model system for isolating extracellular vesicles and exosomes based on a similarity of size and structural characteristics. However, we have yet to conduct other in vitro studies to further validate the potential of either ChemoPrepTM or ChemoPureTM.

ImmunePrepTM

On May 17, 2023, we disclosed that a provisional patent application entitled: “DEVICES FOR ENHANCING THE ACTIVITY OF THERAPEUTIC ANTIBODIES” had been submitted to the United States Patent and Trademark Office (“USPTO”). The provisional patent submission established the priority date of this patent pending invention and provides us up to one year to submit a non-provisional patent application. Associated with this patent submission, we further disclosed that a trademark application to register the name ImmunePrepTM had also been filed with the USPTO. However, there is no assurance that we will receive a registered trademark for the ImmunePrepTM name, nor is there any assurance that patent submissions associated with ImmunePrepTM will result in an issued patent.

We intend for ImmunePrepTM to become a platform that allows for antibody-based immunotherapies to be incorporated within plasma extraction devices to enhance the targeted delivery of therapeutic antibodies without increased drug toxicity.

Therapeutic antibodies are market-cleared to treat a variety of indications, including cancer. However, patient response to these therapies is often suboptimal as just a small portion of infused antibodies reach their intended therapeutic target. In many cases, infused antibodies are bound by drug decoys that display the antibody’s antigen binding site on their surface. As a result, these decoys are empowered to bind and sequester antibodies from being delivered to their intended therapeutic targets.

ImmunePrepTM is designed to extract bloodstream decoys that would subsequently block the infused delivery of therapeutic antibodies. The mechanistic objective of this pre-treatment strategy is to increase the availability of antibodies to interact with their intended therapeutic targets. Conversely, the ability of therapeutic targets to evade antibody interactions would be diminished.

Unlike Sigyn TherapyTM, which is a candidate to treat life-threatening conditions that are not addressed with approved drug therapies, the intent of our ImmunePrepTM platform is to enhance the infused delivery of therapeutic antibodies. Additionally, while Sigyn TherapyTM is a hollow-fiber based device designed for use on dialysis and continuous renal replacement machines, ImmunePrepTM does not contain hollow-fibers and is intended for use on portable blood processing systems that can be located within the clinical sites where therapeutic antibodies are administered. During treatment, the functionality of the blood processing system allows for patient blood plasma to flow through ImmunePrepTM, which selectively extracts circulating drug decoys from the bloodstream prior to antibody infusion.

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

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following discussion represents a comparison of our results of operations for the three months ended September 30, 2023 and 2022. The results of operations for the periods shown in our audited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended September 30,
	2023	2022

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	642,814	533,647
Other expense	262,912	192,862
Net loss before income taxes	$(905,726)	$(726,509)

Net Revenues

For the three months ended September 30, 2023 and 2022, we had no revenues.

Cost of Sales

For the three months ended September 30, 2023 and 2022, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses increased by $109,167, or 20.5%, to $642,814 for three months ended September 30, 2023 from $533,647 for the three months ended September 30, 2022 primarily due to increases in research and development costs of $81,460, consulting fees of $27,925, stock based compensation of $37,500, travel costs of $2,170, rent expenses of $147, and general and administration costs of $8,765, offset primarily by decreases in investor relations costs of $500, compensation costs of $33,374, professional fees of $244, amortization costs of $600, marketing costs of $14, and insurance costs of $14,069, as a result of adding administrative infrastructure for our anticipated business development. Research and development costs consist of in house efforts.

For the three months ended September 30, 2023, we had marketing expenses of $51, research and development costs of $215,230, stock based compensation of $37,500, and general and administrative expenses of $390,033 primarily due to professional fees of $40,485, compensation costs of $158,941, rent expense of $20,146, depreciation costs of $1,716, amortization costs of $300, investor relations costs of $18,974, consulting fees of $69,700, insurance expense of $64,783, travel costs of $2,170, and general and administration costs of $12,818, as a result of adding administrative infrastructure for our anticipated business development.

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

Other Expense

Other expense for the three months ended September 30, 2023 totaled $262,912 primarily due to interest expense of $220,854 in conjunction with accretion of debt discount, interest expense of $43,955 in conjunction with accretion of original issuance discount, interest expense of $670, and modification of warrants of $2,567, compared to other expense of $192,8620 for the three months ended September 30, 2022 primarily due to interest expense of $148,372 in conjunction with accretion of debt discount and interest expense of $44,420 in conjunction with accretion of original issuance discount.

Net loss before income taxes

Net loss before income taxes for the three months ended September 30, 2023 totaled $905,726 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, consulting fees, research and development costs, rent, insurance, stock based compensation, and general and administration costs compared to a loss of $726,509 for the three months ended September 30, 2022 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, consulting fees, research and development costs, rent, insurance, and general and administration costs.

Assets and Liabilities

Assets were $387,223 as of September 30, 2023. Assets consisted primarily of cash of $64,584, inventories of $50,000, other current assets of $54,287, equipment of $16,906, operating lease right-of-use assets of $180,735, and other assets of $20,711. Liabilities were $3,962,894 as of September 30, 2023. Liabilities consisted primarily of accounts payable of $361,629, accrued payroll and payroll taxes of $405,248, advance from shareholder of $45,000, other current liabilities of $1,807, convertible notes of $2,947,751, net of $838,085 of unamortized debt discount and debt issuance costs, and operating lease liabilities of $201,459.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following discussion represents a comparison of our results of operations for the nine months ended September 30, 2023 and 2022. The results of operations for the periods shown in our audited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Nine Months Ended September 30,
	2023	2022

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	1,738,081	1,675,677
Other expense	1,231,805	395,203
Net loss before income taxes	$(2,969,886)	$(2,070,880)

Net Revenues

For the nine months ended September 30, 2023 and 2022, we had no revenues.

Cost of Sales

For the nine months ended September 30, 2023 and 2022, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses increased by $62,404, or 3.7%, to $1,738,081 for three months ended September 30, 2023 from $1,675,677 for the nine months ended September 30, 2023 primarily due to increases in research and development costs of $65,436, consulting fees of $20,792, stock based compensation of $112,500, travel costs of $2,021, rent expenses of $2,185, and general and administration costs of $10,575, offset primarily by decreases in investor relations costs of $16,446, compensation costs of $78,075, professional fees of $30,989, amortization costs of $600, marketing costs of $111, and insurance costs of $24,884, as a result of adding administrative infrastructure for our anticipated business development. Research and development costs consist in house efforts.

For the three months ended September 30, 2023, we had marketing expenses of $335, research and development costs of $582,232, stock based compensation of $112,500, and general and administrative expenses of $1,043,014 primarily due to professional fees of $141,181, compensation costs of $454,568, rent expense of $58,775, depreciation costs of $5,146, amortization costs of $2,100, investor relations costs of $27,019, consulting fees of $165,692, insurance expense of $157,805, travel costs of $2,170, and general and administration costs of $28,558, as a result of adding administrative infrastructure for our anticipated business development.

For the nine months ended September 30, 2022, we had marketing expenses of $446, research and development costs of $516,796, and general and administrative expenses of $1,158,435 primarily due to professional fees of $172,170, compensation costs of $532,643, insurance expense of $182,689, rent of $56,590, depreciation and amortization costs of $7,839, investor relations costs of $43,465, consulting fees of $144,900, and general and administration costs of $17,990, as a result of adding administrative infrastructure for our anticipated business development. In 2022, the Company has incurred professional fees (primarily legal and audit fees), incurred compensation for its CEO and CTO and hired a CFO, incurred consulting costs (primarily for public relations and brand awareness), had investor relations costs, and had rent through the lease of office space. Research and development costs consist of $439,116 attributed to in house efforts and $77,680 to third parties for developmental services and testing.

Other Expense

Other expense for the nine months ended September 30, 2023 totaled $1,231,805 primarily due to interest expense of $1,309,703 in conjunction with accretion of debt discount, interest expense of $146,731 in conjunction with accretion of original issuance discount, interest expense of $2,300, and modification of warrants of $226,929, compared to other expense of $395,203 for the three months ended September 30, 2022 primarily due to interest expense of $309,226 in conjunction with accretion of debt discount and interest expense of $85,875 in conjunction with accretion of original issuance discount.

Net loss before income taxes

Net loss before income taxes for the nine months ended September 30, 2023 totaled $2,969,886 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, consulting fees, research and development costs, rent, insurance, stock based compensation, and general and administration costs compared to a loss of $2,070,880 for the nine months ended September 30, 2022 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, consulting fees, research and development costs, rent, insurance, and general and administration costs.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $10,165,462 at September 30, 2023, had a working capital deficit of $3,651,625 and $1,978,396 at September 30, 2023 and December 31, 2022, respectively, had net losses of $905,726 and $2,969,886, and $726,509 and $2,070,880 for the three and nine months ended September 30, 2023 and 2022, respectively, and net cash used in operating activities of $1,255,316 and $1,378,475 for the nine months ended September 30, 2023 and 2022, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had an increase in cash flows for the nine months ended September 30, 2023 of $56,228 resulting from cash provided by financing activities of $1,311,544, offset partially by cash used in operating activities of $1,255,316.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended September 30,
	2023	2022

Net cash provided by (used in):
Operating activities	$(1,255,316)	$(1,378,475)
Investing activities	-	(860)
Financing activities	1,311,544	1,066,502
	$56,228	$(312,833)

Cash Flows from Operating Activities – For the nine months ended September 30, 2023, net cash used in operations was $1,255,316 compared to net cash used in operations of $1,378,475 for the nine months ended September 30, 2022. Net cash used in operations was primarily due to a net loss of $2,969,886 for nine months ended September 30, 2023 and the changes in operating assets and liabilities of $365,319, primarily due to the increase in accounts payable of $34,112 and accrued payroll and payroll taxes of $375,124, offset partially by the decrease in other current liabilities of $1,572, and other current assets of $42,345. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $5,146, amortization expense of $2,100, stock based compensation of $112,500, accretion of debt discount of $1,309,703, accretion of original issuance costs of $146,731, and modification of warrants of $226,929.

For the nine months ended September 30, 2022, net cash used in operations was $1,378,475. Net cash used in operations was primarily due to a net loss of $2,070,880 for nine months ended September 30, 2022 and the changes in operating assets and liabilities of $289,465, primarily due to the increase in accounts payable of $266,147 and accrued payroll and payroll taxes of $29,052, offset partially by other current liabilities of $555 and other current assets of $5,179. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $5,139, amortization expense of $2,700, accretion of original issuance costs of $85,875, and accretion of debt discount of $309,226.

Cash Flows from Investing Activities – For the nine months ended September 30, 2023, the Company had no cash flows from investing activities. For the nine months ended September 30, 2022, net cash used in investing activities was $860 due to the purchase of property and equipment.

Cash Flows from Financing Activities – For the nine months ended September 30, 2023, net cash provided by financing was $1,311,544, due to proceeds from short term convertible notes of $1,272,000, advances from shareholder of $45,000, and fees associated with the filing of the Company’s Form S-1 of $5,456 compared to cash provided by financing activities of $1,066,502 for the nine months ended September 30, 2022 due to proceeds from short term convertible notes of $1,110,000 and fees associated with the filing of the Company’s Form S-1 of $43,498.

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

Advance from Shareholder

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $45,000 and $0 under Advance from Shareholder in the accompanying Balance Sheets at September 30, 2023 and December 31, 2022, respectively. The Company received advances of $45,000 and $0 and no repayments for the nine months ended September 30, 2023 and 2022. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are non-interest bearing and due on demand.

Convertible Notes Payable

In October 2023, the holders of $1,322,200 of Original Issue Discount Senior Convertible Debentures converted their debentures at an average contractual exercise price of $0.18 per share in exchange for the issuance of 7,300,342 shares of Common Stock to the holders.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of September 30, 2023, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the three months ended September 30, 2023 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ending September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In August 2023, the Company offered a short-term inducement to the Company’s warrant holders in which the Company will issue one share of the Company’s common stock in exchange for each two warrants returned to the Company to be cancelled. All other terms of the original grants remain the same. A total of 733,334 warrants were exchanged for 366,667 shares of the Company’s common stock through September 30, 2023.

In October 2023, the holders of $1,322,200 of Original Issue Discount Senior Convertible Debentures converted their debentures at an average contractual exercise price of $0.18 per share in exchange for the issuance of 7,300,342 shares of Common Stock to the holders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFTEY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended September 30, 2023, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

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

Sigyn Therapeutics, Inc. a Delaware corporation

Dated: November 10, 2023	By:	/s/ James Joyce
James Joyce
Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 10, 2023	By:	/s/ Jeremy Ferrell
Jeremy Ferrell
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 10, 2023	By:	/s/ Craig Roberts
Craig Roberts
Chief Technology Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Joyce	Chief Executive Officer and Director	November 10, 2023
James Joyce	(Principal Executive Officer)

/s/ Jeremy Ferrell	Chief Financial Officer	November 10, 2023
Jeremy Ferrell	(Principal Financial and Accounting Officer)

/s/ Craig Roberts	CTO and Director	November 10, 2023
Craig Roberts

/s/ Richa Nand	Director	November 10, 2023
Richa Nand

/s/ Jim Dorst	Director	November 10, 2023
Jim Dorst

/s/ Chris Wetzel	Director	November 10, 2023
Chris Wetzel

