Form 10-K
period 2023-12-31
Sigyn Therapeutics, Inc.
filed 2024-02-20
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number 000-55575

SIGYN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-4210559
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

2468 Historic Decatur Road Ste., 140, San Diego, California	92106
(Address of principal executive offices)	(zip code)

(619) 353-0800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant was $1,859,140. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 16, 2024, there were 1,224,315 shares of common stock outstanding.

SIGYN THERAPEUTICS, INC.

2023 ANNUAL REPORT ON FORM 10-K

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

We plan to initiate first-in-human feasibility studies of Sigyn TherapyTM in End-Stage Renal Disease (“ESRD”) patients with endotoxemia and concurrent inflammation, whose incidence is elevated among ~550,000 U.S. dialysis patients. To support the initiation of our proposed study, we have drafted an Investigational Device Exemption (“IDE”) for submission to the U.S. Food and Drug Administration (“FDA”). Our clinical study plan proposes to enroll 12-15 ESRD subjects to evaluate the safety of Sigyn Therapy at three clinical site locations that have already been identified and evaluated by a contract research organization that specializes in ESRD related clinical studies. Beyond our clinical objective to demonstrate safety, we will also quantify changes in endotoxin levels as well as markers of inflammation as secondary endpoints. However, the clinical plan proposed in our IDE has not yet been communicated to FDA and there is no assurance that FDA will approve the initiation of our proposed feasibility study. Additionally, there is no assurance that we will receive FDA market approval of Sigyn TherapyTM as a Class III medical device.

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

ChemoPrepTM and ChemoPureTM

On October 6, 2022, we disclosed that a provisional patent application entitled: “SYSTEM AND METHODS TO ENHANCE CHEMOTHERAPY DELIVERY AND REDUCE TOXICITY” had been filed with the United States Patent and Trademark Office (“USPTO”). The provisional patent submission established the priority date for our patent pending invention and provided us up to one year to submit a non-provisional patent application. On October 4, 2023, we subsequently disclosed that a non-provisional Patent Cooperation Treaty (“PCT”) submission had been filed to support the continued advancement of this patent. Related to these patent submissions, trademark applications to register ChemoPrep™ and ChemoPure™ have been filed with the USPTO. However, there is no assurance that we will receive a registered trademark for either the ChemoPrep™ or ChemoPureTM name, nor is there any assurance that patent submissions associated with ChemoPrep™ and ChemoPureTM will result in an issued patent.

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

ImmunePrepTM

On May 17, 2023, we disclosed that a provisional patent application entitled: “DEVICES FOR ENHANCING THE ACTIVITY OF THERAPEUTIC ANTIBODIES” had been submitted to the USPTO. The provisional patent submission established the priority date of this patent pending invention and provides us up to one year to submit a non-provisional patent application. Associated with this patent submission, we further disclosed that a trademark application to register the name ImmunePrepTM had also been filed with the USPTO. However, there is no assurance that we will receive a registered trademark for the ImmunePrepTM name, nor is there any assurance that patent submissions associated with ImmunePrepTM will result in an issued patent.

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

In the Share Exchange Agreement, we acquired 100% of the issued and outstanding shares of privately held Sigyn Therapeutics common stock in exchange for 75% of the fully paid and nonassessable shares of our common stock outstanding (the “Acquisition”). In conjunction with the transaction, we changed our name from Reign Resources Corporation to Sigyn Therapeutics, Inc. pursuant to an amendment to our articles of incorporation that was filed with the State of Delaware. Subsequently, our trading symbol was changed to SIGY. The Acquisition was treated by the Company as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For accounting purposes, Sigyn is considered to have acquired Reign Resources Corporation as the accounting acquirer because: (i) Sigyn stockholders own 75% of the combined company, on an as-converted basis, immediately following the Closing Date, (ii) Sigyn directors hold a majority of board seats in the combined company and (iii) Sigyn management held all key positions in the management of the combined company. Accordingly, Sigyn’s historical results of operations will replace Reign Resources Corporation’s historical results of operations for all periods prior to the Acquisition and, for all periods following the Acquisition, the results of operations of the combined company will be included in the Company’s financial statements. The Acquisition was treated as a “tax-free exchange” under Section 368 of the Internal Revenue Code of 1986 and resulted in the private Sigyn Therapeutics corporate entity (established on October 29, 2019) to become a wholly owned subsidiary of Reign Resources Corporation. Among the conditions for closing the acquisition, the Reign Resources Corporation extinguished all previously reported liabilities, its preferred class of shares, and all stock purchase options. As a result, the reported liabilities totaling $3,429,516 were converted into a total of 197,684 common shares. Additionally, assets held on the books of Reign Resources Corporation, such as Gem inventory, was kept in the Company and therefore recorded as assets on the Share Exchange date. Upon the closing of the Acquisition, we appointed James A. Joyce and Craig P. Roberts to serve as members of our Board of Directors.

As of February 16, 2024, we had a total 1,224,315 shares issued and outstanding, of which 647,415 shares are held by non-affiliate shareholders.

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

The studies were conducted by a clinical team at Innovative BioTherapies, Inc. (“IBT”), under a contract with the University of Michigan to utilize animal care, associated institutional review oversight, as well as surgical suite facilities located within the North Campus Research Complex. The treatment protocol of the study was reviewed and approved by the University of Michigan Institutional Animal Care and Use Committee (“IACUC”).

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

The data resulting from our in vivo and in vitro studies is being incorporated into an Investigational Device Exemption (IDE) that we are drafting for submission to the FDA to support the potential initiation of a human feasibility study in ESRD patients with endotoxemia and concurrent inflammation. As per the study protocol, Sigyn Therapy is to be administered in combination with the regularly scheduled dialysis treatments of enrolled subjects. The primary study objective will be to evaluate the safety of Sigyn Therapy in health compromised ESRD patients. A secondary objective will be to quantify changes in circulating levels of endotoxin, tumor necrosis factor-αlpha (TNF-α), interleukin-1β (IL-1β), and interleukin-6 (IL-6) before and after each Sigyn Therapy administration. Endotoxin and excess TNF-α, IL-1β, and IL-6 production are commonly associated with each of our candidate treatment indications, including sepsis and community-acquired pneumonia.

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

End-Stage Renal Disease, Endotoxemia and Inflammation

According to the United States Renal Data System (“USRDS”), more than 550,000 individuals suffer from ESRD, which results in approximately 85 million kidney dialysis treatments being administered in the United States each year. Persistent inflammation is a hallmark feature of ESRD as reflected by the excess production of inflammatory cytokines, including tumor necrosis factor-α (TNF-α), interleukin-1β (IL-1β) and interleukin-6 (IL-6), which contribute to increased all-cause mortality. ESRD inflammation also induces intestinal permeability, which allows endotoxin (gram-negative bacterial toxin) to translocate from the gut and into the bloodstream. Beyond fueling further inflammation, endotoxin is a potent activator of sepsis, which can lead to multiple organ failure and ultimately death.

Sigyn Therapy establishes a candidate strategy to improve the health and quality-of-life of ESRD patients. Beyond its potential to reduce endotoxin, TNF-α, IL-1β, and IL-6 from human blood plasma, Sigyn Therapy can be administered in series with regularly scheduled dialysis therapy.

We are currently preparing an Investigational Device Exemption (IDE) for submission to the FDA related to a human feasibility study of Sigyn Therapy in ESRD patients with endotoxemia and concurrent inflammation. As per the study protocol, Sigyn Therapy will be administered in combination with the regularly scheduled dialysis treatments of enrolled subjects. The primary study objective will be to evaluate the safety of Sigyn Therapy in health compromised ESRD patients. A secondary objective is to quantify changes in circulating levels of endotoxin, tumor necrosis factor-α (TNF-α), interleukin-1β (IL-1β), and interleukin-6 (IL-6) before and after each Sigyn Therapy administration. Endotoxin and excess TNF-α, IL-1β, and IL-6 production are commonly associated with each of our candidate treatment indications, including sepsis and community-acquired pneumonia.

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

Community Acquired Pneumonia

Community Acquired Pneumonia (“CAP”) represents a significant opportunity for Sigyn Therapy to reduce the occurrence of sepsis. CAP is a leading cause of death among infectious diseases, the leading cause of death in children under five years of age, and a catalyst for approximately 50% of sepsis and septic shock cases.

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

Drug-Resistant Bacterial Infections

According to the U.S. Centers for Disease Control and Prevention (“CDC”), nearly three million individuals are infected with multi-drug resistant bacterial infections in the U.S. each year, which results in more than 35,000 deaths. The United Nations reported approximately 5 million deaths in 2019 were associated with antimicrobial drug resistance and projects the annual death toll could increase to 10 million by 2050 in the absence of new therapeutic advances. Based on its potential broad-spectrum mechanism to extract bacterial toxins from the bloodstream, Sigyn Therapy may provide a novel strategy to address life-threatening drug-resistant bacterial infections.

Emerging Pandemic Threats

Covid-19 affirmed the use of extracorporeal blood purification as a first-line countermeasure to treat an emerging pandemic threat not addressed with an approved drug or vaccine at the outset of an outbreak. On March 24, 2020, the U.S. Department of Health and Human Services (“HHS”) declared that the emergence of COVID-19 justified the Emergency-Use Authorization (“EUA”) of drugs, biological products, and medical devices to combat the pandemic. Within a month of this HHS declaration, FDA awarded an EUA to blood purification therapies from Terumo BCT, ExThera Medical Corporation, CytoSorbents, Inc., and Baxter Healthcare Corporation. In connection with these authorizations, FDA published a statement that blood purification devices may be effective at treating patients with confirmed COVID-19 by reducing various pathogens, cytokines, and other inflammatory mediators from the bloodstream.

Consistent with FDA’s statement, small-scale versions of Sigyn Therapy have been quantified to reduce the presence of various pathogens, cytokines, and other inflammatory mediators from human blood plasma during in vitro studies. As such, we believe that Sigyn Therapy could provide a candidate strategy to treat future pandemic outbreaks, which are increasingly being fueled by a confluence of global warming, urban crowding, and intercontinental travel.

Additionally, as a majority of infectious human viruses are not addressed with a corresponding drug or vaccine, there may be an ongoing need for blood purification technologies that offer to reduce the severity of infection and mitigate the excess production of inflammatory cytokines (the cytokine storm) associated with high mortality in non-pandemic viral infections. In this regard, we believe Sigyn Therapy aligns with HHS initiatives established through the Public Health Emergency Medical Countermeasure Enterprise (“PHEMCE”) that support the development of broad-spectrum medical countermeasures that can mitigate the impact of an emerging pandemic or bioterror threat, yet also have viability in established disease indications.

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

ChemoPrepTM and ChemoPureTM

On October 6, 2022, we disclosed that a provisional patent application entitled: “SYSTEM AND METHODS TO ENHANCE CHEMOTHERAPY DELIVERY AND REDUCE TOXICITY” had been filed with the USPTO. The provisional patent submission established the priority date for our patent pending invention and provided us up to one year to submit a non-provisional patent application. On October 4, 2023, we subsequently disclosed that a non-provisional Patent Cooperation Treaty (“PCT”) submission had been filed to support the continued advancement of this patent. Related to these patent submissions, trademark applications to register ChemoPrep™ and ChemoPure™ have been filed with the USPTO. However, there is no assurance that we will receive a registered trademark for either the ChemoPrep™ or ChemoPureTM name, nor is there any assurance that patent submissions associated with ChemoPrep™ and ChemoPureTM will result in an issued patent.

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

Unlike Sigyn TherapyTM, which is a candidate to treat life-threatening conditions that are not addressed with approved drug therapies, the intent of the ChemoPrepTM and ChemoPureTM is to enhance the delivery of market-cleared chemotherapeutic drugs and reduce their toxicity. Additionally, while Sigyn TherapyTM is a hollow-fiber based device designed for use on dialysis and continuous renal replacement machines, ChemoPrepTM and ChemoPureTM do not contain hollow-fibers and are intended for use on portable blood processing systems that can be located within the clinical sites where chemotherapy is administered. During treatment, the functionality of the blood processing system allows for patient blood plasma to flow through our devices, which contain formulations of adsorbent and binding components intended to deplete Tumor-EXs and chemotherapeutic agents from the bloodstream.

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

ImmunePrepTM

On May 17, 2023, we disclosed that a provisional patent application entitled: “DEVICES FOR ENHANCING THE ACTIVITY OF THERAPEUTIC ANTIBODIES” had been submitted to the USPTO. The provisional patent submission established the priority date of this patent pending invention and provides us up to one year to submit a non-provisional patent application. Associated with this patent submission, we further disclosed that a trademark application to register the name ImmunePrepTM had also been filed with the USPTO. However, there is no assurance that we will receive a registered trademark for the ImmunePrepTM name, nor is there any assurance that patent submissions associated with ImmunePrepTM will result in an issued patent.

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

Candidate Pipeline Product

Beyond our focus to clinically advance Sigyn Therapy, we intend to develop a pipeline of extracorporeal blood purification therapies. In this regard, we have designed a therapeutic system to enhance the benefit of cancer chemotherapy. To support this endeavor, we disclosed on October 6, 2022, that a patent application entitled: “SYSTEM AND METHODS TO ENHANCE CHEMOTHERAPY DELIVERY AND REDUCE TOXICITY” had been filed with the USPTO. On October 13, 2022, we subsequently disclosed that trademark applications to register ChemoPrepTM and ChemoPureTM were filed with the USPTO.

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

Recent Corporate Developments

●	December 2020 – Reported the first in vitro study results of Sigyn Therapy. The study reported the simultaneous reduction of endotoxin, a gram-negative bacterial toxin, and relevant pro-inflammatory cytokines from human blood plasma. The cytokines evaluated in the study were Interleukin-1 Beta (IL-1B), Interleukin-6 (IL-6) and Tumor Necrosis Factor alpha (TNF-a).

●	January 2021 - Reported the results of an in vitro study that modelled the potential of Sigyn Therapy adsorbent components to reduce the presence of CytoVesicles (extracellular vesicles that transport inflammatory cargos in the bloodstream) from human blood plasma.

●	January 2021 - Appointed industry veteran Eric Lynam as Head of Clinical Affairs, with a mandate to oversee clinical studies of Sigyn Therapy.

●	April 2021 - Disclosed in vitro study observations that small-scale versions of Sigyn Therapy were quantified to reduce the presence of viral pathogens, including SARS-CoV-2 (COVID-19) from human blood plasma.

●	April 2021 - Appointed former Aethlon Medical executive Charlene Owen as Director of Operations.

●	July 2021 - Disclosed the completion of in vitro studies that quantified the reduction of hepatic toxins (ammonia, bile acid & bilirubin) from human blood plasma with small-scale versions of Sigyn Therapy.

●	July 2021 - Disclosed the completion of a first-in-mammal pilot animal study of Sigyn Therapy at the University of Michigan.

●	December 2021 - Reported that small-scale versions of Sigyn Therapy reduced the presence of gram-positive bacterial toxins from human blood plasma.

●	February 2022 - Reported the subsequent completion of an in vivo animal study of Sigyn Therapy at the University of Michigan.

●	March 2022 - Announced the appointments of two internationally recognized clinician researchers, Alexander S. Yevzlin, MD, FASN and H. David Humes, MD, to Sigyn Therapeutics’ Scientific Advisory Board.

●	March 2022 - Ajay Verma, MD, PhD, a recognized thought leader in the field of neurology joins the Scientific Advisory Board.

●	April 2022 - Donald J. Hillebrand, M.D., a recognized thought leader in the field of Hepatology and Liver Transplantation joins the Scientific Advisory Board.

●	August 2022 – The Company’s common stock commences trading on the OTCQB Venture Market.

●	October 2022 –

●	Announced the appointment of Richa Nand, B.S., J.D.; Jim Dorst, B.S., M.S.; and Christopher Wetzel, B.S., M.B.A. to our Board of Directors.

●	Patent application entitled: “SYSTEM AND METHODS TO ENHANCE CHEMOTHERAPY DELIVERY AND REDUCE TOXICITY” is submitted to the USPTO.

●	Trademark applications to register ChemoPrepTM and ChemoPureTM are filed with the USPTO related to medical device products to enhance cancer therapies.

●	December 2022 – Eric Stroup, a dialysis industry thought leader joins the Sigyn Therapeutics Science Advisory Board.

●	April 2023 - Annette Marleau, Ph.D. appointed as Chief Scientific Officer (CSO) of Sigyn Therapeutics.

●	May 2023 – Patent application entitled: “DEVICES FOR ENHANCING THE ACTIVITY OF THERAPEUTIC ANTIBODIES” submitted to the USPTO.

●	May 2023 - Trademark application to register ImmunePrepTM is filed with the USPTO.

●	December 2023 - Appointed Gerald DeCiccio, CPA, as Chief Financial Officer.

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

Intellectual Property

We own the intellectual property rights to pending royalty-free patents that have been assigned to us by our co-founders, James A. Joyce and Craig P. Roberts. We have also received a “Notice of Allowance” from the USPTO related to the use of Sigyn Therapeutics, Sigyn Therapy, and the protection of our corporate logo. We plan to continually expand our intellectual property portfolio and protect trade secrets that are not the subject of patent submissions. However, there is no assurance that the claims of current pending and future patent applications will result in issued patents. Pending changes in patent law, it is anticipated that each patent that becomes issued will have an enforceable life that will extend for a period of 20 years from the initial patent filing date and will expire at the end of such 20-year terms.

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

DEVICES FOR ENHANCING THE ACTIVITY OF THERAPEUTIC ANTIBODIES - Patent Application No.: 63/465,360; Filing Date: 05/10/2023 Inventor: James A. Joyce and Annette M. Marleau

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

The Pre-market Approval Pathway

A pre-market approval (“PMA”) application must be submitted to the FDA for Class III devices for which FDA requires a PMA. The PMA application process is much more demanding than the 510(k)-pre-market notification process. A PMA application must be supported by extensive data, including but not limited to technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction reasonable evidence of safety and effectiveness of the device.

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

Upon completion of the PMA review, the FDA may: (i) approve the PMA which authorizes commercial marketing with specific prescribing information for one or more indications, which can be more limited than those originally sought; (ii) issue an approvable letter which indicates the FDA’s belief that the PMA is approvable and states what additional information the FDA requires, or the post-approval commitments that must be agreed to prior to approval; (iii) issue a not approvable letter which outlines steps required for approval, but which are typically more onerous than those in an approvable letter, and may require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years; or (iv) deny the application. If the FDA issues an approvable or not approvable letter, the applicant has 180 days to respond, after which the FDA’s review clock is reset.

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

Employees

As of the date of this filing, we have 5 salaried employees, whose benefits include paid medical, dental, and vision coverage. We also provide our employees with access to a 401(k) plan, and we anticipate the establishment of an employee equity-stock option plan during the 2024 calendar year. To maintain a manageable employee headcount, we utilize non-employee consultants to perform as-needed services and we contract with third party research organizations to perform studies designed to support the potential clinical advancement of Sigyn Therapy.

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

Item 3. Legal Proceedings

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future. To the best of our knowledge, none of our directors, officers or affiliates is involved in a legal proceeding adverse to our business or has a material interest adverse to our business.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the year ended December 31, 2023, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our stock is quoted on the OTC markets under the symbol “SIGY.” There are 1,224,315 shares outstanding as of February 16, 2024.

(b) Transfer Agent

The transfer agent and registrar for our common stock is VStock Transfer, LLC located at 18 Lafayette Place, Woodmere, New York.

(b) Shareholders of Record

The number of beneficial holders of record of our common stock as of the close of business on December 31, 2023 was 111.

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

OVERVIEW:

Historical Development

Our Company

Sigyn Therapeutics, Inc. (“Sigyn”, the “Company”, “we,” “us,” or “our”) is a development-stage company focused on creating therapeutic solutions that address unmet needs in global healthcare. Our corporate address is 2468 Historic Decatur Road, Suite 140, San Diego, California, 92106.

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

Reverse Stock Split

Effective January 19, 2024, Board of Directors declared a one-for-forty reverse stock split to shareholders of record on or before January 31, 2024 of the Company’s issued and outstanding shares of common stock, outstanding warrants and options, and the Series B Convertible Preferred Stock. The number of shares of common stock and convertible preferred shares obtainable upon exercise or conversion and the exercise prices and conversion rate have been equitably adjusted. As such, all share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

Financing Transactions

Preferred Stock

The Company has 10,000,000 shares of par value $0.0001 preferred stock authorized, of which 32 and none shares preferred shares are issued and outstanding at December, 31, 2023 and 2022, respectively.

During fiscal 2023, holders of 161,684 shares of common stock elected to exchange these shares for an aggregate of 32 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 5,025.1 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio in the Warrant Exchange Agreement.

Common Stock

The Company has authorized 1,000,000,000 shares of par value $0.0001 common stock, of which 1,288,415 shares were outstanding as of December 31, 2023.

During the year ended December 31, 2023, a total of 559,839 warrants were exchanged for 279,920 shares of the Company’s common stock.

On June 2, 2023, a third-party investor elected to convert the aggregate principal amount of two Notes of $198,000, into 31,075 common shares.

On November 23, 2022, an investor elected to convert the aggregate principal amount of the Note, $145,200, into 24,200 common shares.

Shares Cancelled

On January 9, 2024, the Company’s CTO agreed to surrender 64,100 common shares held by him and were cancelled by the Company.

Restricted Stock Units

Effective October 10, 2022, the Company’s Board of Directors appointed Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel as non-executive members to the Company’s Board of Directors (“Director”). Effective January 1, 2023, each Director shall receive an annual grant of restricted stock units of $50,000. During the years ended December 31, 2023 and 2022, respectively, the Company recorded stock-based compensation totaling $150,000 and $0, respectively, in the consolidated Statements of Operations.

Warrants

In March 2023, the Company offered a short-term inducement to the Company’s third party warrant holders in which the Company will issue one share of the Company’s common stock in exchange for each two warrants were exchanged for 279,920 shares of the Company’s common stock through December 31, 2023. The Company recognized a gain of $352,965 due to the modification of the warrants in the year ended December 31, 2023 as a result of the modification.

Current Noteholders

2024 Convertible Notes

In February 2024, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “2024 Notes”) totaling (i) $50,050 aggregate principal amount of Note (total of $45,500 cash was received) due in February 2025 based on $1.00 for each $0.90909 paid by the noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 8,343 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $6.00 per share.

Brio – $44,000

On January 8, 2024, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund Ltd (“Brio”) of (i) $44,000 aggregate principal amount of Note due January 8, 2025 based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 7,333 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $40,000 which was issued at a $4,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

2023 Convertible Notes - $1,443,200

During the year ended December 31, 2023, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “2023 Notes”) with third party investors totaling (i) $1,443,200 aggregate principal amount of Note due on various dates from January 2024 through September 1, 2024 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 233,200 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $1312,000 which was issued at a $131,200 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On June 2, 2023, a third-party investor elected to convert $181,500 of principal of the Note into 30,250 common shares.

In October 2023, the holders of $997,700 of Original Issue Discount Senior Convertible Debentures converted their debentures at a contractual exercise price of $10.00 per share in exchange for the issuance of 166,284 shares of Common Stock to the holders.

Osher – $110,000

On December 22, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due December 22, 2023 based on $1.00 for each $0.90909 paid by Osher noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 18,334 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions to convert or restructure the terms of the note.

Osher – $55,000

On November 14, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $55,000 aggregate principal amount of Note due November 14, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 9,167 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $50,000 which was issued at a $5,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions to convert or restructure the terms of the note.

Brio – $92,400

On November 9, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund Ltd (“Brio”) of (i) $82,500 aggregate principal amount of Note due November 9, 2023 based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 13,750 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $75,000 which was issued at a $7,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 14, 2023, Brio agreed to extend the note to August 30, 2024 for original issue discount of $9,900.

Osher – $110,000

On October 20, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due October 20, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 18,334 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions to convert or restructure the terms of the note.

Osher – $123,200

On September 20, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due September 20, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 18,334 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $13,200.

Brio – $92,400

On September 9, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund Ltd. (“Brio”) of (i) $82,500 aggregate principal amount of Note due September 9, 2023 based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 13,750 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $75,000 which was issued at a $7,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 14, 2023, Brio agreed to extend the note to August 30, 2024 for original issue discount of $9,900.

Osher – $123,200

On August 31, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due August 31, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 18,334 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $13,200.

Other – $341,000

In July 2022, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “July 2022 Notes”) totaling (i) $341,000 aggregate principal amount of Note (total of $310,000 cash was received) due in various dates in July 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 16,923 shares of the Company’s Common Stock at an exercise price of $20.00 per share. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $20.00 per share.

In October 2023, the noteholders converted the remaining $324,500 in exchange for the issuance of 16,225 shares of Common Stock to the holders.

On June 2, 2023, a third-party investor elected to convert $16,500 of principal of the Note into 825 common shares.

Osher – $94,314

On June 22, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $82,500 aggregate principal amount of Note due June 22, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 4,125 shares of the Company’s Common Stock at an exercise price of $20.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $75,000 which was issued at a $7,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $20.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $11,814.

Osher – $63,302

On June 1, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $55,000 aggregate principal amount of Note due June 1, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 2,750 shares of the Company’s Common Stock at an exercise price of $20.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $50,000 which was issued at a $5,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $20.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $8,302.

Brio – $128,020

On May 10, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund Ltd. (“Brio”) of (i) $110,000 aggregate principal amount of Note due May 10, 2023 based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 5,500 shares of the Company’s Common Stock at an exercise price of $20.00 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $20.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 14, 2023, Brio agreed to extend the note to August 30, 2024 for original issue discount of $18,020.

Osher – $127,979

On April 28, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due April 28, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 5,500 shares of the Company’s Common Stock at an exercise price of $20.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $20.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $17,979.

Osher – $129,721

On March 23, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due March 23, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 5,500 shares of the Company’s Common Stock at an exercise price of $20.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is 20.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $19,721.

Brio – $129,964

On March 23, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund Ltd. (“Brio”) of (i) $110,000 aggregate principal amount of Note due March 23, 2023 based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 5,500 shares of the Company’s Common Stock at an exercise price of $20.00 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $20.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 14, 2023, Brio agreed to extend the note to August 30, 2024 for original issue discount of $19,964.

Osher – $225,377

On September 17, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $181,500 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due September 30, 2021, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 206 shares of the Company’s Common Stock at an exercise price of $1,200.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $165,000 which was issued at a $16,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $15.60 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Osher amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Warrants dated September 17, 2020, for the number of warrant shares from 206 warrant shares to 11,634 warrant shares at an exercise price of $23.60 per share.

●	The parties amended the Note for the maturity date from September 30, 2021 to October 20, 2021.

On October 22, 2021, the Company and Osher amended convertible debt agreements as follows:

●	The parties amended the October 20, 2020 Notes for the maturity date from October 20, 2021 to October 20, 2022.

●	The parties amended the October 20, 2020 Notes for the aggregate principal amount and accrued interest from $652,300 to $717,530 which is issued at a $65,230 original issue discount from the face value of the October 20, 2020 Notes now due October 20, 2022.

●	In exchange for the extension of the Note, the Company issued Osher five-year warrants to purchase an aggregate of 11,250 shares of the Company’s common stock at an exercise price of $40.00 per share.

On October 28, 2021, Osher elected to convert $16,714 of the aggregate principal amount of the Note of $199,650, into 1,071 common shares.

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $42,441.

Osher – $74,621

On June 23, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $50,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due June 23, 2021, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 250 shares of the Company’s Common Stock at an exercise price of $1,200.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $50,005 which was issued at a $0 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $15.60 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Osher amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $50,000 to $55,000. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $50,005 which was issued at an amended $4,995 original issue discount from the face value of the Note.

●	The parties amended the Warrants dated June 23, 2020, for the number of warrant shares from 250 warrant shares to 3,526 warrant shares at an exercise price of $23.60 per share.

●	The parties amended the Note for the maturity date from June 23, 2021 to October 20, 2021.

On October 22, 2021, the Company and Osher amended convertible debt agreements as follows (see Note 12):

●	The parties amended the October 20, 2020 Notes for the maturity date from October 20, 2021 to October 20, 2022.

●	The parties amended the October 20, 2020 Notes for the aggregate principal amount and accrued interest from $652,300 to $717,530 which is issued at a $65,230 original issue discount from the face value of the October 20, 2020 Notes now due October 20, 2022.

●	In exchange for the extension of the Note, the Company issued Osher five-year warrants to purchase an aggregate of 11,250 shares of the Company’s common stock at an exercise price of $40.00 per share.

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $14,121.

Osher – $564,138

On January 28, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $385,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture due January 26, 2021, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants to purchase up to an aggregate of 2,005 shares of the Company’s Common Stock at an exercise price of $280.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the note and warrants was $350,005 which was issued at a $34,995 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $3.76 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Osher amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Warrants dated January 28, 2020, for the number of warrant shares from 2,005 warrant shares to 102,827 warrant shares at an exercise price of $5.60 per share.

●	The parties amended the Note to provide for interest at 8% per annum.

●	The parties amended the Note for the maturity date from June 23, 2021 to October 20, 2021.

On October 22, 2021, the Company and Osher amended convertible debt agreements as follows:

●	The parties amended the October 20, 2020 Notes for the maturity date from October 20, 2021 to October 20, 2022.

●	The parties amended the October 20, 2020 Notes for the aggregate principal amount and accrued interest from $652,300 to $717,530 which is issued at a $65,230 original issue discount from the face value of the October 20, 2020 Notes now due October 20, 2022.

●	In exchange for the extension of the Note, the Company issued Osher five-year warrants to purchase an aggregate of 11,250 shares of the Company’s common stock at an exercise price of $40.00 per share.

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $106,758.

Previous Noteholders

Other – $145,200

On November 21, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with a third-party investor of (i) $145,200 aggregate principal amount of Note due November 21, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 24,200 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $132,000 which was issued at a $13,200 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $0.15 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On November 23, 2022, third party investor elected to convert the aggregate principal amount of the Note, $145,200, into 24,200 common shares.

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

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following discussion represents a comparison of our results of operations for the years ended December 31, 2023 and 2022. The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Year Ended December 31, 2023	Year Ended December 31, 2022

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	2,455,317	2,147,265
Other expense	1,690,619	782,552
Net loss before income taxes	$(4,145,936)	$(2,929,817)

Net Revenues

For the years ended December 31, 2023 and 2022, we had no revenues.

Cost of Sales

For the years ended December 31, 2023 and 2022, we had no cost of sales.

Operating expenses

Operating expenses increased by $308,052, or 14.3%, to $2,455,317 for the year ended December 31, 2023 from $2,147,265 for the year ended December 31, 2022 primarily due to increases in research and development costs of $140,508, stock based compensation of $215,558, insurance costs of $20,048, rent expenses of $1,537, and travel costs of $2,021, offset partially by professional fees of $35,141, compensation costs of $9,109, consulting costs of $2,933, investor relations costs of $16,680, depreciation costs of $98, amortization costs of $1,500, and general and administration costs of $6,159, as a result of administrative infrastructure for our anticipated business development. In 2023, the Company incurred stock-based compensation as a result adding members to our board of directors, research and development costs attributed to in house efforts while reducing professional fees, primarily investor relations.

For the year ended December 31, 2023, we had marketing expenses of $392, research and development costs of $798,165, and general and administrative expenses of $1,656,760 primarily due to professional fees of $174,245, compensation costs of $680,608, consulting costs of $203,892, insurance costs of $235,752, stock based compensation of $215,558, rent of $78,305, depreciation costs of $6,756, amortization costs of $2,100, investor relations costs of $36,528, travel costs of $2,170, and general and administration costs of $20,847, as a result of administrative infrastructure for our anticipated business development. In 2023, the Company incurred stock-based compensation as a result adding members to our board of directors, research and development costs attributed to in house efforts, and professional fees, primarily investor relations.

For the year ended December 31, 2022, we had marketing expenses of $457, research and development costs of $657,657, and general and administrative expenses of $1,489,151 primarily due to professional fees of $209,386, compensation costs of $689,717, consulting costs of $206,825, insurance costs of $215,704, rent of $76,768, depreciation costs of $6,854, amortization costs of $3,600, investor relations costs of $53,208, and general and administration costs of $27,089, as a result of adding administrative infrastructure for our anticipated business development. In 2022, the Company has incurred professional fees (primarily legal and audit fees), incurred compensation for its CEO and CTO and hired a CFO, incurred consulting costs (primarily for public relations and brand awareness), had investor relations costs, and had rent through the lease of office space. Research and development costs consist of $579,977 attributed to in house efforts and $77,680 to third parties for developmental services and testing.

Other Expense

Other expense for the year ended December 31, 2023 totaled $1,690,619 primarily due interest expense of $2,041,182 in conjunction with accretion of debt discount and original issuance discount, and interest expense of $2,402, and the modification of warrants of $352,965, compared to other expense of $782,552 primarily due interest expense of $782,114 in conjunction with accretion of debt discount and original issuance discount, and interest expense of $438 for the year ended December 31, 2022.

Net loss before income taxes

Net loss before income taxes for the year ended December 31, 2023 totaled $4,145,936 primarily due to increases/decreases in compensation costs, professional fees, consulting costs, research and development costs, investor relations costs, insurance costs, stock based compensation, rent, and general and administration costs compared to a loss of $2,929,817 primarily due to increases/decreases in compensation costs, professional fees, consulting costs, research and development costs, investor relations costs, insurance costs, and general and administration costs for the year ended December 31, 2022 primarily due to professional fees.

Assets and Liabilities

Assets were $321,806 as of December 31, 2023. Assets consisted primarily of cash of $11,690, inventories of $50,000, other current assets of $56,373, equipment of $15,296, operating lease right-of-use assets of $167,736, and other assets of $20,711. Liabilities were $3,734,306 as of December 31, 2023. Liabilities consisted primarily of accounts payable of $524,146, accrued payroll and payroll taxes of $729,254, advance from shareholder of $80,000, convertible notes of $2,210,299, net of $297,337 of unamortized debt discount, operating lease liabilities of $187,425, and other current liabilities of $3,182.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $11,341,512 at December 31, 2023, had a working capital deficit of $3,489,941 at December 31, 2023, had net losses of $4,145,936 and $2,929,817 for the years ended December 31, 2023 and 2022, respectively, and net cash used in operating activities of $1,383,210 and $1,830,242 for the years ended December 31, 2023 and 2022, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had an increase in cash flows for the year ended December 31, 2023 of $3,334 resulting from cash provided by financing activities of $1,386,544, offset partially by cash used in operating activities of $1,383,210.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended December 31, 2023	Year Ended December 31, 2022

Net cash provided by (used in):
Operating activities	$(1,383,210)	$(1,830,242)
Investing activities	-	(860)
Financing activities	1,386,544	1,498,502
	$3,334	$(332,600)

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Cash Flows from Operating Activities – For the year ended December 31, 2023, net cash used in operations was $1,383,210 compared to net cash used in operations of $1,830,242 for the year ended December 31, 2022. Net cash used in operations was primarily due to a net loss of $4,145,936 for year ended December 31, 2023 and the changes in operating assets and liabilities of $850,095, primarily due to the increases in other current assets of $44,431, accounts payable of $134,129, and accrued payroll and payroll taxes of $761,630, offset primarily by decreases in other current liabilities of $1,233. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $6,756, amortization expense of $2,100, accretion of original issuance costs of $285,187, the accretion of debt discount of $1,755,995, stock-based compensation of $215,558, and the modification of warrants of $352,965.

Net cash used in operations was primarily due to a net loss of $2,929,817 for the year ended December 31, 2022 and the changes in operating assets and liabilities of $307,007, primarily due to the increases in other current assets of $9,867, accounts payable of $287,843, and accrued payroll and payroll taxes of $29,052, offset primarily by decreases in other current liabilities of $21. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $6,854, amortization expense of $3,600, accretion of original issuance costs of $135,812, and the accretion of debt discount of $646,302.

Cash Flows from Investing Activities – For the year ended December 31, 2023, net cash used in investing was $0 compared to cash flows from investing activities of $860 due to the purchase of property and equipment for the year ended December 31, 2022.

Cash Flows from Financing Activities – For the year ended December 31, 2023, net cash provided by financing was $1,386,544 due to proceeds from short term convertible notes of $1,312,000 net of fees associated with the filing of the Company’s Form S-1 of $5,456 and advance from shareholder of $80,000. For the year ended December 31, 2022, net cash provided by financing was $1,498,502 due to proceeds from short term convertible notes of $1,567,000 net of fees associated with the filing of the Company’s Form S-1 of $68,498.

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

Advance from Shareholder

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $80,000 and $0 under Advance from Shareholder in the accompanying Balance Sheets at December 31, 2023 and 2022, respectively. The Company received advances of $80,000 and $0 and no repayments for the years ended December 31, 2023 and 2022. In January 2024, the Company received an additional advance of $25,000 with a balance due of $105,000 as of the date of this filing. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are non-interest bearing and due on demand.

Convertible Notes Payable

In October 2023, the holders of $997,700 of Original Issue Discount Senior Convertible Debentures converted their debentures at a contractual exercise price of $10.00 per share in exchange for the issuance of 166,284 shares of Common Stock to the holders.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of December 31, 2023, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

The remediation efforts set out herein will be implemented in the current 2024 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the year ended December 31, 2023 are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ending December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title
Jim Joyce	62	Chief Executive Officer and Chairman of the Board of Directors (“CEO”)
Craig Roberts	71	Chief Technology Officer and Director
Gerald DeCiccio (3)	66	Chief Financial Officer
Richa Nand (2)	50	Non-Employee Director
Jim Dorst (2)	69	Non-Employee Director
Christopher Wetzel (2)	48	Non-Employee Director
Jeremy Ferrell (1)	53	Chief Financial Officer

(1)	Mr. Ferrell was hired as the Company’s Chief Financial Officer effective March 9, 2022 and terminated December 6, 2023
(2)	Ms. Nand, Mr. Dorst and Mr. Wetzel were appointed as Non-Executive Directors effective October 10, 2022.
(3)	Mr. DeCiccio was hired as the Company’s Chief Financial Officer effective December 6, 2023.

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

Gerald DeCiccio. Mr. DeCiccio is an experienced finance professional with more than 40 years of professional experience that includes serving in executive roles in publicly traded companies. Mr. DeCiccio is a licensed CPA in California and has been serving as a consultant within his own firm for the past five years. Mr. DeCiccio has a Bachelor’s degree in Accounting and Business Administration from Loma Linda University and an MBA from the University of Southern California.

Non-Employee Directors

Richa Nand. Ms. Nand is a senior legal executive with more than 20 years of experience as an intellectual property (“IP”) attorney and strategic business advisor for biotechnology and medical device companies. Ms. Nand is the founder of Insight Patents, a legal and consulting firm providing IP and transactional corporate services for the life sciences industry. Ms. Nand previously served as Vice President of Corporate Development and Legal at Bird Rock Bio – a Johnson & Johnson-backed biopharmaceutical company in San Diego – and Vice President of Intellectual Property and Licensing; Director of Business Development; and In-House Patent Counsel at Cytori Therapeutics. Prior to law school, she was a biomedical researcher at Cedars Sinai Medical Center in Beverly Hills, California. Ms. Nand received a Bachelor of Science degree in Microbiology and Molecular Genetics from the University of California, Los Angeles, and a Juris Doctor degree from Boston University School of Law. We believe Ms. Nand’s experience in the healthcare field makes her well suited to serve on our Board.

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

Director Independence

Our board of directors consists of five members, with three independent directors (all of our Non-Employee Directors are independent) in accordance with NASDAQ listing rule 5605(a)(2). Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Committees of the Board

On October 26, 2023, the Company established an audit, nominating, and compensation committee.

Our Audit Committee is primarily responsible for overseeing our risk management processes on behalf of our Board of Directors. The Audit Committee receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. In addition, the Audit Committee reports regularly to the full Board of Directors, which also considers our risk profile. The Audit Committee and the full Board of Directors focus on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

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

Code of Ethics

On October 25,2023, we adopted a Code of Ethics for our principal executive officers and senior management. The Code is designed to deter wrongdoing and promote honest and ethical conduct; full and fair disclosure in reports and documents submitted to the SEC; compliance with applicable governmental laws, rules and regulations; and the prompt internal reporting of violations of the code to appropriate persons by our senior management. A copy of our Code of Ethics can be accessed at https://www.sigyntherapeutics.com/investors/corporate-governance/governance-documents.

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

Director Compensation

Effective October 10, 2022, the Company’s Board of Directors appointed Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel as non-executive members to the Company’s Board of Directors (“Director”). Each Director shall receive an annual retainer of $30,000 paid in equal quarterly amounts at the end of each quarter. In addition, each Director shall receive a grant of restricted stock units of $50,000, or at the discretion of the Board of Directors, options to acquire shares of common stock. Restricted stock units will be valued based on the average of the five trading days preceding and including the date of grant and will vest at a rate determined by the Board of Directors over one year. If options are granted, the options will be valued at the exercise price based on the average of the five trading days preceding and including the date of grant, have a ten-year term, and will vest at a rate determined by the Board of Directors.

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

Summary Compensation Table

The particulars of the compensation paid to the following persons: (1) our principal executive officer; and (2) each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended December 31, 2023, who we will collectively refer to as the “named executive officers” of the Company, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)(1)	($)
Jim Joyce	2023	455,000	-	-	-	-	-	$31,037	$486,037
Chief Executive Officer (2)	2022	453,067	-	-	-	-	-	$48,811	$501,878
	2021	473,375	22,750	-	-	-	-	$31,126	$527,251

Craig Roberts	2023	240,000	-	-	-	-	-	$16,460	$256,460
Chief Technology Officer (3)	2022	233,678	-	-	-	-	-	$25,312	$258,990
	2021	247,000	12,000	-	-	-	-	$21,704	$280,704

Gerald DeCiccio	2023	9,000	-	-	-	-	-	$-	$9,000
Chief Financial Officer (4)	2022	-	-	-	-	-	-	$-	$-
	2021	-	-	-	-	-	-	$-	$-

Jeremy Ferrell	2023	57,288	-	-	-	-	-	$4,263	$61,551
Chief Financial Officer (5)	2022	177,083	-	-	-	-	-	$23,205	$200,288
	2021	-	-	-	-	-	-	$-	$-

(1)	Amounts include health insurance and employer matched 401(k) costs.
(2)	Mr. Joyce’s 2023 salary includes $284,375 of accrued salary.
(3)	Mr. Roberts 2023 salary includes $160,000 of accrued salary.
(4)	Mr. DeCiccio was hired as the Company’s Chief Financial Officer effective December 6, 2023. Mr. DeCiccio’s 2023 salary includes $9,000 of accrued salary.
(5)	Mr. Ferrell was hired as the Company’s Chief Financial Officer effective March 9, 2022. Mr. Ferrell receives an annual base salary of $250,000, amended to $62,500 on December 1, 2022. Mr. Ferrell’s employment was terminated on December 6, 2023. Mr. Ferrell’s 2023 salary includes $24,479 of accrued salary.

Other than as disclosed below, there are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the years ended December 31, 2023 and 2022, except as described below in “Equity Compensation Plans and Other Benefit Plans” below.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options or restricted stock units during the years ended December 31, 2023 and 2022.

Outstanding Equity Awards at 2023 Year End

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

Gerald DeCiccio

Mr. DeCiccio was hired December 6, 2023 as the Company’s Chief Financial Officer. Mr. DeCiccio receives an annual base salary of $250,000, plus discretionary bonus compensation not to exceed 40% of salary. Mr. DeCiccio’s employment also provides for medical insurance, disability benefits and three months of severance pay if his employment is terminated without cause or due to a change in control. Additionally, Mr. DeCiccio was granted up to 17,500 options to purchase 17,500 of the Company’s common shares.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers for our year ended December 31, 2023:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership our common stock as of February 16, 2024 by (i) each person known to be the beneficial owner of more than 5% of the outstanding shares of common stock and (ii) each of our directors and executive officers. Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name and Address (2)	Amount of Beneficial Ownership	Percent of Class (1)

Jim Joyce (3)	320,500	26.2%
Craig Roberts (4)	256,400	20.9%
Gerald DeCiccio (5)	-	-%
Jeremy Ferrell (9)	-	-%
Chris Wetzel (8)	3,192	0.3%

All Officers and Directors as a Group (2 Persons)	580,092	47.4%

Brio Capital Master Fund Ltd. (6)	93,146	7.6%

Osher Capital Partners LLC (7)	76,266	6.2%

(1)	Based on 1,224,315 shares of common stock issued and outstanding.
(2)	Unless otherwise noted, the address of each beneficial owner is c/o Sigyn Therapeutics, Inc., 2468 Historic Decatur Road, Suite 140, San Diego, CA 92106.
(3)	Mr. Joyce is the Company’s CEO.
(4)	Mr. Roberts is the Company’s CTO.
(5)	Mr. DeCiccio is the Company’s CFO effective December 6, 2023.
(6)	Consists of 93,146 common shares as of the date of this filing. Brio Capital Master Fund Ltd (“Brio”) is contractually limited to beneficial ownership of our common stock not to exceed 9.99%. The stockholder of record by the stockholder is held by Shaye Hirsch who is a director of Brio. The business address of Brio is 100 Merrick Road, Suite 401W, Rockville Center, NY 11570.
(7)	Consists of 96,266 common shares as of the date of this filing. Osher Capital Partners LLC (“Osher”) is contractually limited to beneficial ownership of our common stock not to exceed 9.99%. The Stockholder has advised us that voting and dispositive power of all the common shares of the Company owned of record by the stockholder is held by Ari Kluger, who is President of Osher. The business address of Osher is 23 Tammy Lane, Spring Valley NY 10977.
(8)	Mr. Wetzel is a director of the Company.
(9)	Mr. Ferrell was the Company’s previous CFO and terminated December 6, 2023.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of our outstanding securities of any class, other than as set forth above. We do not have an investment advisor. There are no current arrangements which will result in a change in control.

Equity Compensation Plans

The following represents a summary of the Equity Compensation grants and options awards outstanding at December 31, 2023 and 2022 and changes during the years then ended:

2023 and 2022
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

Employment Agreements

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. The Company incurred compensation expense of $455,000 (including accrued compensation of $284,375) and $453,067 for the years ended December 31, 2023 and 2022, respectively.

Sigyn had no employment agreement with its CTO but Sigyn still incurred compensation on behalf of the CTO. The Company incurred compensation expense of $225,000 and $233,678 for the years ended December 31, 2023 and 2022, respectively.

Mr. DeCiccio was hired December 6, 2023 as the Company’s Chief Financial Officer. Mr. DeCiccio receives an annual base salary of $250,000plus discretionary bonus compensation not to exceed 40% of salary. Mr. DeCiccio’s employment also provides for medical insurance, disability benefits and three months of severance pay if his employment is terminated without cause or due to a change in control. Additionally, Mr. DeCiccio will be granted up to 17,500 options to purchase 17,500 of the Company’s common shares.

On April 1, 2023, the Company entered into an Employment Agreement with Dr. Annette Marleau whereby Dr. Marleau became the Company’s Chief Scientific Officer. Dr. Marleau receives an annual base salary of $300,000, with automatic 3% annual increases plus bonus compensation not to exceed 40% of salary. Dr. Marleau’s employment also provides for medical insurance, disability benefits and up to six months of severance pay if her employment is terminated by the Company. The Company incurred compensation expense of $225,000 (including accrued compensation of $100,000) and $0 for the years ended December 31, 2023 and 2022, respectively.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal period for the audit of our annual financial statements and services normally provided by the independent registered public accounting firm for this fiscal period were as follows:

	FY 2023	FY 2022
Audit Fees	$46,350	$36,850
Total Fees	$46,350	$36,850

In the above table, “audit fees” are fees billed by our external auditor for services provided in auditing our annual financial statements for the subject year. The fees set forth on the foregoing table relate to the audit as of and for the years ended December 31, 2023 and 2022 which were performed by Kreit & Chiu CPA LLP (formerly Paris, Kreit & Chiu CPA LLP). All of the services described above were approved in advance by the Board of Directors or the Company’s Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report:

1.	Financial Statements. The following consolidated financial statements of the Company are included below:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2023 and 2022.

Consolidated Statement of Operations for the Years ended December 31, 2023 and 2022.

Consolidated Statements of Shareholders’ Deficit for the Years ended December 31, 2023 and 2022.

Consolidated Statements of Cash Flows for the Years ended December 31, 2023 and 2022.

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

Sigyn Therapeutics, Inc.
a Delaware corporation

Dated: February 20, 2024	By:	/s/ James Joyce
James Joyce
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 20, 2024	By:	/s/ Gerald DeCiccio
Gerald DeCiccio
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mr. James Joyce	Chief Executive Officer and Director	February 20, 2024
Mr. James Joyce

/s/ Mr. Craig Roberts	Chief Technology Officer and Director	February 20, 2024
Mr. Craig Roberts

/s/ Mr. Gerald DeCiccio	Chief Financial Officer	February 20, 2024
Mr. Gerald DeCiccio

/s/ Richa Nand	Director	February 20, 2024
Richa Nand

/s/ Jim Dorst	Director	February 20, 2024
Jim Dorst

/s/ Chris Wetzel	Director	February 20, 2024
Chris Wetzel

SIGYN THERAPEUTICS, INC.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Sigyn Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sigyn Therapeutics, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Kreit & Chiu CPA LLP

We have served as the Company’s auditor since 2021.

New York, New York

February 20, 2024

SIGYN THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

ASSETS
Current assets:
Cash	$11,690	$8,356
Inventories	50,000	50,000
Other current assets	56,373	11,942
Total current assets	118,063	70,298

Property and equipment, net	15,296	22,052
Intangible assets, net	-	2,100
Operating lease right-of-use assets, net	167,736	217,718
Other assets	20,711	20,711
Total assets	$321,806	$332,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$461,646	$327,517
Accrued payroll and payroll taxes	791,754	30,124
Advance from shareholder	80,000	-
Short-term convertible notes payable, less unamortized debt issuance costs of $297,337 and $642,660, respectively	2,210,299	1,636,656
Current portion of operating lease liabilities	61,123	53,200
Other current liabilities	3,182	1,197
Total current liabilities	3,608,004	2,048,694
Long-term liabilities:
Operating lease liabilities, net of current portion	126,302	187,425
Total long-term liabilities	126,302	187,425
Total liabilities	3,734,306	2,236,119

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 32 and no shares issued and outstanding at December 31, 2023 and 2022, respectively	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 1,288,415 and 956,595 shares issued and outstanding at December 31, 2023 and 2022, respectively	129	96
Additional paid-in capital	7,928,883	5,292,240
Accumulated deficit	(11,341,512)	(7,195,576)
Total stockholders’ deficit	(3,412,500)	(1,903,240)
Total liabilities and stockholders’ deficit	$321,806	$332,879

See accompanying notes to consolidated financial statements

SIGYN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022

Net revenues	$-	$-

Gross Profit	-	-

Operating expenses:
Marketing expenses	392	457
Research and development	798,165	657,657
General and administrative	1,656,760	1,489,151
Total operating expenses	2,455,317	2,147,265
Loss from operations	(2,455,317)	(2,147,265)

Other expense (income):
Modification of warrants	(352,965)	-
Interest expense	2,402	438
Interest expense - debt discount	1,755,995	646,302
Interest expense - original issuance costs	285,187	135,812
Total other expense	1,690,619	782,552

Loss before income taxes	(4,145,936)	(2,929,817)
Income taxes	-	-

Net loss	$(4,145,936)	$(2,929,817)

Net loss per share, basic and diluted	$(3.77)	$(3.13)

Weighted average number of shares outstanding
Basic and diluted	1,100,372	934,915

See accompanying notes to consolidated financial statements

SIGYN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of December 31, 2021	-	$-	932,395	$93	$4,001,082	$(4,265,759)	$(264,584)
Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	793,039	-	793,039
Beneficial conversion feature in conjunction with debt issuance	-	-	-	-	273,700	-	273,700
Amortization of warrants issued in connection with a debt modification	-	-	-	-	147,720	-	147,720
Common stock issued to third parties in conjunction with conversion of debt	-	-	24,200	3	145,197	-	145,200
Fees associated with filing of Form S-1	-	-	-	-	(68,498)	-	(68,498)
Net loss	-	-	-	-	-	(2,929,817)	(2,929,817)
Balance as of December 31, 2022	-	$-	956,595	$96	$5,292,240	$(7,195,576)	$(1,903,240)

Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	858,276	-	858,276
Beneficial conversion feature in conjunction with debt issuance	-	-	-	-	401,063	-	401,063
Stock-based compensation	-	-	-	-	215,558	-	215,558
Common stock issued to third parties in conjunction with conversion of debt	-	-	213,584	21	1,520,179		1,520,200
Modification of warrants	-	-	279,920	28	(352,993)	-	(352,965)
Conversion of common stock for Series A preferred stock	32	-	(161,684)	(16)	16		-
Fees associated with filing of Form S-1	-	-	-	-	(5,456)	-	(5,456)
Net loss	-	-	-	-	-	(4,145,936)	(4,145,936)
Balance as of December 31, 2023	32	$-	1,288,415	$129	$7,928,883	$(11,341,512)	$(3,412,500)

See accompanying notes to consolidated financial statements

SIGYN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(4,145,936)	$(2,929,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,756	6,854
Amortization expense	2,100	3,600
Stock based compensation	215,558	-
Accretion of debt discount	1,755,995	646,302
Accretion of original issuance costs	285,187	135,812
Modification of warrants	(352,965)	-
Changes in operating assets and liabilities:
Other current assets	(44,431)	(9,867)
Accounts payable	196,629	287,843
Accrued payroll and payroll taxes	699,130	29,052
Other current liabilities	(1,233)	(21)
Net cash used in operating activities	(1,383,210)	(1,830,242)

Cash flows from investing activities:
Purchase of property and equipment	-	(860)
Net cash used in investing activities	-	(860)

Cash flows from financing activities:
Proceeds from short-term convertible notes	1,312,000	1,567,000
Advance from shareholder	80,000	-
Fees associated with filing of Form S-1	(5,456)	(68,498)
Net cash provided by financing activities	1,386,544	1,498,502

Net (decrease) increase in cash	3,334	(332,600

Cash at beginning of period	$8,356	$340,956
Cash at end of period	$11,690	$8,356

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature in conjunction with debt issuance	$401,063	$273,700
Amortization of warrants issued in connection with a debt modification	$-	$147,720
Warrants issued to third parties in conjunction with debt issuance	$858,276	$793,039
Original issue discount issued in conjunction with debt	$131,200	$156,700
Original issue discount issued in conjunction with extension of debt	$305,320	$-
Common stock issued to third parties in conjunction with conversion of debt	$1,520,200	$145,200
Conversion of common stock for Series A preferred stock	16	-

See accompanying notes to consolidated financial statements

SIGYN THERAPEUTICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Effective January 19, 2024, Board of Directors declared a one-for-forty reverse stock split to shareholders of record on or before January 31, 2024 of the Company’s issued and outstanding shares of common stock, outstanding warrants and options, and the Series B Convertible Preferred Stock. The number of shares of common stock and convertible preferred shares obtainable upon exercise or conversion and the exercise prices and conversion rate have been equitably adjusted. As such, all share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

As of February 16, 2024, we have a total of 1,224,315 shares issued and outstanding, of which 647,415 shares are held by non-affiliate stockholders.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $11,341,512 at December 31, 2023, had a working capital deficit of $3,489,941 at December 31, 2023, had net losses of $4,145,936 and $2,929,817 for the years ended December 31, 2023 and 2022, respectively, and net cash used in operating activities of $1,383,210 and $1,830,242 for the years ended December 31, 2023 and 2022, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: warrant valuation. The Company calculates the fair value of warrants using the Black-Scholes option-pricing method. The Black-Scholes option-pricing method requires the use of subjective assumptions, including stock price volatility, the expected life of stock options, risk free interest rate and the fair value of the underlying common stock on the date of grant. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

Advertising and Marketing Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. The Company had $392 of advertising expenses for the year ended December 31, 2023 and had $457 of advertising expenses for the year ended December 31, 2022.

Research and Development

All research and development costs are expensed as incurred. The Company incurred research and development expense of $798,165 and $657,657 for the years ended December 31, 2023 and 2022, respectively.

Inventories

In conjunction with the October 19, 2020 Share Exchange Agreement, the Company kept the gem inventory of Reign Resources Corporation. Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of December 31, 2023 and 2022, the Company carried primarily loose sapphire jewels, jewelry for sale, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of December 31, 2023. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time.

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

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. As of December 31, 2023 and 2022, the Company had not experienced impairment losses on its long-lived assets.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2023 and 2022, the fair value of cash, accounts payable, accrued expenses, advance from shareholder, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

For option-based simple derivative financial instruments, the Company uses the Monte Carlo simulations to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. There were no derivative financial instruments as of December 31, 2023 and 2022 and no charges or credits to income for the years ended December 31, 2023 and 2022.

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

If the conversion feature does not qualify for either the derivative treatment or as a beneficial conversion feature (“BCF”), the convertible debt is treated as traditional debt.

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

Major Suppliers

Sigyn Therapy is comprised of components that are supplied by various industry vendors. Additionally, the Company is reliant on a third-party organization to conduct clinical development studies that are necessary to advance Sigyn Therapy toward the marketplace.

Should the relationship with an industry vendor or third-party clinical development organization be interrupted or discontinued, it is believed that alternate component suppliers and third-party clinical development organizations could be identified to support the continued advancement of Sigyn Therapy.

Recent Accounting Pronouncements

There are no recently issued accounting updates that are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	Estimated Life	December 31, 2023	December 31, 2022

Office equipment	5 years	$29,041	$29,041
Computer equipment	3 years	3,157	3,157
Accumulated depreciation		(16,902)	(10,146)
		$15,296	$22,052

Depreciation expense was $6,756 and $6,854 for the years ended December 31, 2023 and 2022, respectively, and is classified in general and administrative expenses in the Consolidated Statements of Operations.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Estimated life	December 31, 2023	December 31, 2022
Website	3 years	$10,799	$10,799
Accumulated amortization		(10,799)	(8,699)
		$-	$2,100

The Company had amortization expense of $2,100 and $3,600 for the years ended December 31, 2023 and 2022, respectively.

NOTE 6 – CONVERTIBLE PROMISSORY DEBENTURES

Convertible notes payable consisted of the following:

	December 31, 2023	December 31, 2022

January 28, 2020 ($564,138) – 0% interest per annum outstanding principal and interest due August 30, 2024, as amended (“Note 1”)	$564,138	$457,380
June 23, 2020 ($74,621) – 0% interest per annum outstanding principal and interest due August 30, 2024, as amended (“Note 2”)	74,621	60,500
September 17, 2020 ($225,377) – 0% interest per annum outstanding principal and interest due August 30, 2024, as amended (“Note 3”).	225,377	182,936
March 23, 2022 ($259,685) – 0% interest per annum outstanding principal and interest due August 30, 2024, as amended (“Note 4”)	259,685	220,000
April 28, 2022 ($127,979) – 0% interest per annum outstanding principal and interest due August 30, 2024, as amended (“Note 5”)	127,979	110,000
May 10, 2022 ($128,020) – 0% interest per annum outstanding principal and interest due August 30, 2024, as amended (“Note 6”)	128,020	110,000
June 1, 2022 ($63,301) – 0% interest per annum outstanding principal and interest due August 30, 2024, as amended (“Note 7”)	63,302	55,000
June 22, 2022 ($94,314) – 0% interest per annum outstanding principal and interest due August 30, 2024, as amended (“Note 8”)	94,314	82,500
July 2022 ($341,000) – 0% interest per annum outstanding principal and interest due various dates July 2023. During fiscal year 2023, the investors elected to convert $341,000 of principal of the Note into 17,050 common shares (“Note 9”)	-	341,000
August 31, 2022 ($123,200) – 0% interest per annum outstanding principal and interest due August 30, 2024, as amended (“Note 10”)	123,200	110,000
September 9, 2022 ($92,400) – 0% interest per annum outstanding principal and interest due August 30, 2024 (“Note 11”)	92,400	82,500
September 20, 2022 ($123,200) – 0% interest per annum outstanding principal and interest due August 30, 2024, as amended (“Note 12”)	123,200	110,000
October 20, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due October 20, 2023 (“Note 13”)	110,000	110,000
November 9, 2022 ($92,400) – 0% interest per annum outstanding principal and interest due August 30, 2024, as amended (“Note 14”)	92,400	82,500
November 14, 2022 ($55,000) – 0% interest per annum outstanding principal and interest due November 14, 2023 (“Note 15”)	55,000	55,000
December 22, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due December 22, 2023 (“Note 16”)	110,000	110,000
July 2022 ($341,000) – 0% interest per annum outstanding principal and interest due various dates July 2023. During fiscal year 2023, the investors elected to convert $1,179,200 of principal of the Note into 196,534 common shares (“Note 17”)	264,000	-

Total convertible notes payable	2,507,636	2,279,316
Original issue discount	(225,835)	(74,502)
Beneficial conversion feature	(22,013)	(175,275)
Debt discount	(49,489)	(392,883)

Total convertible notes payable	$2,210,299	$1,636,656

Principal payments on convertible promissory debentures are due as follows:

Year ending December 31,
2024	$2,507,636
$2,507,636

Changes in convertible notes were as follows:

	Note 1	Note 2	Note 3	Note 4	Note 5	Note 6	Note 7	Note 8	Note 9	Note 10	Note 11	Note 12	Note 13	Note 14	Note 15	Note 16	Note 17	Other	Totals
Convertible notes payable, net, as of December 31, 2021	457,380	60,500	182,936	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	700,816

Convertible notes payable issued in 2022	-	-	-	220,000	110,000	110,000	55,000	82,500	341,000	110,000	82,500	110,000	110,000	82,500	55,000	110,000	-	-	1,578,500
Convertible notes payable as of December 31, 2022	$457,380	$60,500	$182,936	$220,000	$110,000	$110,000	$55,000	$82,500	$341,000	$110,000	$82,500	$110,000	$110,000	$82,500	$55,000	$110,000	$-	$-	$2,279,316

Convertible notes payable issued in 2023	106,758	14,121	42,441	39,685	17,979	18,020	8,302	11,814	-	13,200	9,900	13,200	-	9,900	-	-	1,443,200	-	1,748,520
Conversion of debt for common stock	-	-	-	-	-	-	-	-	(341,000)	-	-	-	-	-	-	-	(1,179,200)	-	(1,520,200)
Convertible notes payable as of December 31, 2023	$564,138	$74,621	$225,377	$259,685	$127,979	$128,020	$63,302	$94,314	$-	$123,200	$92,400	$123,200	$110,000	$92,400	$55,000	$110,000	$264,000	$-	$2,507,636

Changes in note discounts were as follows:

	Note 1	Note 2	Note 3	Note 4	Note 5	Note 6	Note 7	Note 8	Note 9	Note 10	Note 11	Note 12	Note 13	Note 14	Note 15	Note 16	Note 17	Other	Totals
Note discounts as of December 31, 2021	34,176	4,521	14,917	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	53,614

Note discounts issued in conjunction with debt in 2022	-	-	-	113,418	44,786	44,787	22,794	34,861	140,289	64,104	82,500	110,000	110,000	82,500	55,000	110,000	-	-	1,015,039
2022 accretion of note discounts	(34,176)	(4,521)	(14,917)	(87,938)	(30,308)	(28,836)	(13,301)	(18,336)	(70,720)	(32,316)	(39,994)	(49,874)	(23,671)	(12,822)	(7,726)	(6,537)	-	50,000	(425,993)
Note discounts as of December 31, 2022	$-	$-	$-	$25,480	$14,478	$15,951	$9,493	$16,525	$69,569	$31,788	$42,506	$60,126	$86,329	$69,678	$47,274	$103,463	$-	$50,000	$642,660

Note discounts issued in conjunction with debt in 2023	106,758	14,121	42,441	39,685	17,979	18,020	8,302	11,814	-	13,200	9,900	13,200	-	9,900	-	-	1,390,539	-	1,695,859
2023 accretion of note discounts	(31,589)	(4,178)	(12,558)	(37,223)	(19,799)	(21,283)	(11,949)	(20,019)	(69,569)	(35,694)	(45,435)	(64,032)	(86,329)	(71,785)	(47,274)	(103,463)	(1,309,003)	(50,000)	(2,041,182)
Note discounts as of December 31, 2023	$75,169	$9,943	$29,883	$27,942	$12,658	$12,688	$5,846	$8,320	$-	$9,294	$6,971	$9,294	$-	$7,793	$-	$-	$81,536	$-	$297,337

Convertible notes payable, net, as of December 31, 2022	$457,380	$60,500	$182,936	$194,520	$95,522	$94,049	$45,507	$65,975	$271,431	$78,212	$39,994	$49,874	$23,671	$12,822	$7,726	$6,537	$-	$(50,000)	$1,636,656
Convertible notes payable, net, as of December 31, 2023	$488,969	$64,678	$195,494	$231,743	$115,321	$115,332	$57,456	$85,994	$-	$113,906	$85,429	$113,906	$110,000	$84,607	$55,000	$110,000	$182,464	$-	$2,210,299

2022 Effective interest rate	7%	7%	8%	40%	28%	26%	24%	22%	21%	29%	48%	45%	22%	16%	14%	6%	-%	-%	19%
2023 Effective interest rate	6%	6%	6%	14%	15%	17%	19%	21%	-%	29%	49%	52%	78%	78%	86%	94%	496%	-%	81%

Current Noteholders

2023 Notes – $1,443,200 (Note 17)

During the year ended December 31, 2023, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “2023 Notes”) with third party investors totaling (i) $1,443,200 aggregate principal amount of Note due on various dates from January 2024 through December 7, 2024 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 233,200 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $1,312,000 which was issued at a $131,200 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On June 2, 2023, a third-party investor elected to convert $181,500 of principal of the Note into 30,250 common shares.

In October 2023, the holders of $997,700 of Original Issue Discount Senior Convertible Debentures converted their debentures at a contractual exercise price of $10.00 per share in exchange for the issuance of 166,284 shares of Common Stock to the holders.

Osher – $110,000 (Note 16)

On December 22, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due December 22, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 18,334 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions to convert or restructure the terms of the note.

Osher – $55,000 (Note 15)

On November 14, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $55,000 aggregate principal amount of Note due November 14, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 9,167 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company from Osher noteholder for the issuance of the Note and Warrants was $50,000 which was issued at a $5,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions to convert or restructure the terms of the note.

Brio – $92,400 (Note 14)

On November 9, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund Ltd (“Brio”) of (i) $82,500 aggregate principal amount of Note due November 9, 2023 based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 13,750 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $75,000 which was issued at a $7,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 14, 2023, Brio agreed to extend the note to August 30, 2024 for original issue discount of $9,900.

Osher – $110,000 (Note 13)

On October 20, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due October 20, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 18,334 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions to convert or restructure the terms of the note.

Osher – $123,200 (Note 12)

On September 20, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due September 20, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 18,334 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $13,200.

Brio – $92,400 (Note 11)

On September 9, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund Ltd. (“Brio”) of (i) $82,500 aggregate principal amount of Note due September 9, 2023 based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 13,750 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $75,000 which was issued at a $7,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 14, 2023, Brio agreed to extend the note to August 30, 2024 for original issue discount of $9,900.

Osher – $123,200 (Note 10)

On August 31, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due August 31, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 18,334 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $13,200.

Other – $341,000 (Note 9)

In July 2022, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “July 2022 Notes”) totaling (i) $341,000 aggregate principal amount of Note (total of $310,000 cash was received) due in various dates in July 2023 based on $1.00 for each $0.90909 paid by the noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 16,923 shares of the Company’s Common Stock at an exercise price of $20.00 per share. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $20.00 per share.

In October 2023, the noteholders converted the remaining $324,500 in exchange for the issuance of 16,225 shares of Common Stock to the holders.

On June 2, 2023, a third-party investor elected to convert $16,500 of principal of the Note into 825 common shares.

Osher – $94,314 (Note 8)

On June 22, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $82,500 aggregate principal amount of Note due June 22, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 4,125 shares of the Company’s Common Stock at an exercise price of $20.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $75,000 which was issued at a $7,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $20.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $11,814.

Osher – $63,302 (Note 7)

On June 1, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $55,000 aggregate principal amount of Note due June 1, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 2,750 shares of the Company’s Common Stock at an exercise price of $20.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $50,000 which was issued at a $5,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $20.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $8,302.

Brio – $128,020 (Note 6)

On May 10, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund Ltd. (“Brio”) of (i) $110,000 aggregate principal amount of Note due May 10, 2023 based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 5,500 shares of the Company’s Common Stock at an exercise price of $20.00 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $20.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 14, 2023, Brio agreed to extend the note to August 30, 2024 for original issue discount of $18,020.

Osher – $127,979 (Note 5)

On April 28, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due April 28, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 5,500 shares of the Company’s Common Stock at an exercise price of $20.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $20.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $17,979.

Osher – $129,721 (Note 4)

On March 23, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $110,000 aggregate principal amount of Note due March 23, 2023 based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 5,500 shares of the Company’s Common Stock at an exercise price of $20.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $20.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $19,721.

Brio – $129,964 (Note 4)

On March 23, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund Ltd. (“Brio”) of (i) $110,000 aggregate principal amount of Note due March 23, 2023 based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 5,500 shares of the Company’s Common Stock at an exercise price of $20.00 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $100,000 which was issued at a $10,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $20.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 14, 2023, Brio agreed to extend the note to August 30, 2024 for original issue discount of $19,964.

Osher – $225,377 (Note 3)

On September 17, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $181,500 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due September 30, 2021, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 206 shares of the Company’s Common Stock at an exercise price of $1,200.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $165,000 which was issued at a $16,500 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $15.60 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Osher amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Warrants dated September 17, 2020, for the number of warrant shares from 206 warrant shares to 11,634 warrant shares at an exercise price of $23.60 per share.

●	The parties amended the Note for the maturity date from September 30, 2021 to October 20, 2021.

On October 22, 2021, the Company and Osher amended convertible debt agreements as follows:

●	The parties amended the October 20, 2020 Notes for the maturity date from October 20, 2021 to October 20, 2022.

●	The parties amended the October 20, 2020 Notes for the aggregate principal amount and accrued interest from $652,300 to $717,530 which is issued at a $65,230 original issue discount from the face value of the October 20, 2020 Notes now due October 20, 2022.

●	In exchange for the extension of the Note, the Company issued Osher five-year warrants to purchase an aggregate of 11,250 shares of the Company’s common stock at an exercise price of $40.00 per share.

On October 28, 2021, Osher elected to convert $16,714 of the aggregate principal amount of the Note of $199,650, into 1,071 common shares.

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $42,441.

Osher – $74,621 (Note 2)

On June 23, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $50,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due June 23, 2021, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 250 shares of the Company’s Common Stock at an exercise price of $1,200.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $50,005 which was issued at a $0 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $15.60 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Osher amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Note for the aggregate principal amount from $50,000 to $55,000. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $50,005 which was issued at an amended $4,995 original issue discount from the face value of the Note.

●	The parties amended the Warrants dated June 23, 2020, for the number of warrant shares from 250 warrant shares to 3,526 warrant shares at an exercise price of $23.60 per share.

●	The parties amended the Note for the maturity date from June 23, 2021 to October 20, 2021.

On October 22, 2021, the Company and Osher amended convertible debt agreements as follows (see Note 12):

●	The parties amended the October 20, 2020 Notes for the maturity date from October 20, 2021 to October 20, 2022.

●	The parties amended the October 20, 2020 Notes for the aggregate principal amount and accrued interest from $652,300 to $717,530 which is issued at a $65,230 original issue discount from the face value of the October 20, 2020 Notes now due October 20, 2022.

●	In exchange for the extension of the Note, the Company issued Osher five-year warrants to purchase an aggregate of 11,250 shares of the Company’s common stock at an exercise price of $40.00 per share.

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $14,121.

Osher – $564,138 (Note 1)

On January 28, 2020 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $385,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture due January 26, 2021, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants to purchase up to an aggregate of 2,005 shares of the Company’s Common Stock at an exercise price of $280.00 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the note and warrants was $350,005 which was issued at a $34,995 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $3.76 per share, as amended on October 20, 2020, subject to adjustment as provided therein, such as stock splits and stock dividends.

The Company and Osher amended the convertible debt agreement as follows on October 20, 2020:

●	The parties amended the Warrants dated January 28, 2020, for the number of warrant shares from 2,005 warrant shares to 102,827 warrant shares at an exercise price of $5.60 per share.

●	The parties amended the Note to provide for interest at 8% per annum.

●	The parties amended the Note for the maturity date from June 23, 2021 to October 20, 2021.

On October 22, 2021, the Company and Osher amended convertible debt agreements as follows:

●	The parties amended the October 20, 2020 Notes for the maturity date from October 20, 2021 to October 20, 2022.

●	The parties amended the October 20, 2020 Notes for the aggregate principal amount and accrued interest from $652,300 to $717,530 which is issued at a $65,230 original issue discount from the face value of the October 20, 2020 Notes now due October 20, 2022.

●	In exchange for the extension of the Note, the Company issued Osher five-year warrants to purchase an aggregate of 11,250 shares of the Company’s common stock at an exercise price of $40.00 per share.

On September 14, 2023, Osher agreed to extend the note to August 30, 2024 for original issue discount of $106,758.

Previous Noteholders

Other – $145,200

On November 21, 2022, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with a third-party investor of (i) $145,200 aggregate principal amount of Note due November 21, 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 24,200 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $132,000 which was issued at a $13,200 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On November 23, 2022, third party investor elected to convert the aggregate principal amount of the Note, $145,200, into 24,200 common shares.

All other previous notes were detailed in our Form 10-K filed on March 31, 2023. No changes occurred related to these notes during the period covered by this Form 10-K.

NOTE 7 – ADVANCE FROM SHAREHOLDER

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $80,000 and $0 under Advance From Shareholder in the accompanying Balance Sheets at December 31, 2023 and 2022, respectively. The Company received advances of $80,000 and $0 and had no repayments for the years ended December 31, 2023 and 2022, respectively. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, is non-interest bearing and due on demand.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company authorized 10,000,000 shares of par value $0.0001 preferred stock, of which 32 and none shares are issued and outstanding at December 31, 2023 and 2022, respectively.

During fiscal 2023, holders of 161,684 shares of common stock elected to exchange these shares for an aggregate of 32 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 5,025.1 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio in the Warrant Exchange Agreement.

Rights and Privileges - The holders of Series B preferred stock have various rights and preferences as follows:

Rights - The holders of the Series B preferred stock have the same rights as the Common Stock, on an “as-if” converted basis, with respect to any dividends, distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily.

Voting Rights - Shares of Series B preferred stock have no voting rights except on matters adversely affecting the rights of the holders of the Preferred Stock.

Rank - With respect to payment of dividends and distribution of assets upon liquidation or dissolution or winding up of the Corporation, whether voluntary or involuntary, the Series B Preferred Stock shall rank equal to the Common Stock on an as converted basis.

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

Redemption Rights – The Series B preferred stock is not subject to any redemption rights.

Common Stock

The Company has authorized 1,000,000,000 shares of par value $0.0001 common stock, of which 1,288,415 and 956,595 shares are outstanding as of December 31, 2023 and 2022, respectively.

During the year ended December 31, 2023, a total of 559,839 warrants were exchanged for 279,920 shares of the Company’s common stock.

On June 2, 2023, a third-party investor elected to convert the aggregate principal amount of two Notes of $198,000, into 31,075 common shares.

Restricted Stock Units

Effective October 10, 2022, the Company’s Board of Directors appointed Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel as non-executive members to the Company’s Board of Directors (“Director”). Effective January 1, 2023, each Director shall receive an annual grant of restricted stock units of $50,000. During the years ended December 31, 2023 and 2022, respectively, the Company recorded stock-based compensation totaling $150,000 and $0, respectively, in the consolidated Statements of Operations (see Note 13).

Reverse Stock Split

Effective January 19, 2024, Board of Directors declared a one-for-forty reverse stock split to shareholders of record on or before January 31, 2024 of the Company’s issued and outstanding shares of common stock, outstanding warrants and options, and the Series B Convertible Preferred Stock. The number of shares of common stock and convertible preferred shares obtainable upon exercise or conversion and the exercise prices and conversion rate have been equitably adjusted. As such, all share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

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

In March 2023, the Company offered a short-term inducement to the Company’s third party warrant holders in which the Company will issue one share of the Company’s common stock in exchange for each two warrants were exchanged for 279,920 shares of the Company’s common stock through December 31, 2023. The Company recognized a gain of $352,965 due to the modification of the warrants in the year ended December 31, 2023, as a result of the modification.

On October 22, 2021, the Company and Osher amended convertible debt agreements for the maturity date from October 20, 2021 to October 20, 2022. In exchange for the extension of the Note, the Company issued Osher 11,250 warrants to purchase an aggregate of 11,250 shares of the Company’s common stock, valued at $197,501 (based on the Black Scholes valuation model on the date of grant). The warrants are exercisable for a period of five years at $40.00 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date. The Company accreted the value of the warrants ratably through October 20, 2022, recorded $0 and $147,720 for the years ended December 31, 2023 and 2022, respectively, and is classified in other expenses in the consolidated Statements of Operations. See Note 6 for further warrant discussions.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Years ended December 31,
	2023	2022
Operating lease expense	$71,676	$71,676
Short term lease cost	$-	$-
Total lease expense	$71,676	$71,676

In accordance with ASC 842, other information related to leases was as follows:

Years ended December 31,	2023	2022
Operating cash flows from operating leases	$54,263	$72,714
Cash paid for amounts included in the measurement of lease liabilities	$54,263	$72,714

Weighted-average remaining lease term—operating leases	2.67 years	3.67 years
Weighted-average discount rate—operating leases	10%	10%

In accordance with ASC 842, maturities of operating lease liabilities as of December 31, 2023 were as follows:

Operating
Year ending:	Lease
2024	$77,142
2026	79,456
2027	54,225
Total undiscounted cash flows	$210,823

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	2.67 years
Weighted-average discount rate	10%
Present values	$187,425

Lease liabilities—current	61,123
Lease liabilities—long-term	126,302
Lease liabilities—total	$187,425

Difference between undiscounted and discounted cash flows	$23,398

Operating lease cost was $71,676 and $71,676 for the years ended December 31, 2023 and 2022, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 7, 8, 13 and 14, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

Employment Agreements

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. The Company incurred compensation expense of $455,000 (including accrued compensation of $284,375) and $453,067 for the years ended December 31, 2023 and 2022, respectively.

Mr. DeCiccio was hired December 6, 2023 as the Company’s Chief Financial Officer (“CFO”). Mr. DeCiccio receives an annual base salary of $250,000, plus discretionary bonus compensation not to exceed 40% of salary. Mr. DeCiccio’s employment also provides for medical insurance, disability benefits and three months of severance pay if his employment is terminated without cause or due to a change in control. Additionally, Mr. DeCiccio was granted up to 17,500 options to purchase 17,500 of the Company’s common shares. The Company incurred compensation expense of $9,000 (recorded as accrued compensation) for the year ended December 31, 2023. Prior to Mr. DeCiccio hired as the CFO, he was a consultant to the Company. The Company has recorded a balance due to Mr. DeCiccio of $35,242 and $0 under Accounts Payable in the accompanying Balance Sheets at December 31, 2023 and 2022, respectively, for services rendered.

On April 1, 2023, the Company entered into an Employment Agreement with Dr. Annette Marleau whereby Dr. Marleau became the Company’s Chief Scientific Officer. Dr. Marleau receives an annual base salary of $300,000, with automatic 3% annual increases plus bonus compensation not to exceed 40% of salary. Dr. Marleau’s employment also provides for medical insurance, disability benefits and up to six months of severance pay if her employment is terminated by the Company. The Company incurred compensation expense of $225,000 (including accrued compensation of $100,000) and $0 for the years ended December 31, 2023 and 2022, respectively.

Sigyn had no employment agreement with its CTO but still incurred compensation on behalf of the CTO. The Company incurred compensation expense of $240,000 (including accrued compensation of $160,000) and $233,678 for the years ended December 31, 2023 and 2022, respectively.

NOTE 11 – INCOME TAXES

At December 31, 2023, net operating loss carry forwards for Federal and state income tax purposes totaling approximately $2,782,000 available to reduce future income which under the Tax Cuts and Jobs Act of 2018, allows for an indefinite carryforward period, with carryforwards limited to 80% of each subsequent year’s net income. There is no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

A reconciliation of the statutory income tax rates and the effective tax rate is as follows:

	December 31,
	2023	2022

Statutory U.S. federal rate	21.0%	21.0%
State income tax, net of federal benefit	7.0%	7.0%
Permanent differences	-%	(7.5)%
Valuation allowance	(28.0)%	(20.5)%

Provision for income taxes	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	December 31,
	2023	2022

Deferred tax assets:
Net operating loss carry forwards	$2,781,577	$1,674,531
Accrued payroll	203,771	-
Stock-based compensation	60,321	-
Depreciation and amortization	(21,911)	-
Valuation allowance	(3,023,758)	(1,674,531)

	$-	$-

Major tax jurisdictions are the United States and California. All of the tax years will remain open three and four years for examination by the Federal and state tax authorities, respectively, from the date of utilization of the net operating loss. There are no tax audits pending.

NOTE 12 – EARNINGS PER SHARE

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Years Ended December 31,
	2023	2022
Convertible notes payable	365,274	293,174
Restricted stock units	17,178	-
Warrants to purchase shares of common stock	78,000	379,812
Total potentially dilutive shares	460,452	672,986

The following table sets forth the computation of basic and diluted net income per share:

	Years Ended December 31,
	2023	2022

Net loss attributable to the common stockholders	$(4,145,936)	$(2,929,817)

Basic weighted average outstanding shares of common stock	1,100,372	934,915
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	1,100,372	934,915

Loss per share:
Basic and diluted	$(3.77)	$(3.13)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

Board of Directors Compensation

Effective October 10, 2022, the Company’s Board of Directors appointed Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel as non-executive members to the Company’s Board of Directors (“Director”). Each Director shall receive an annual retainer of $30,000 paid in equal quarterly amounts at the end of each quarter. In addition, each Director shall receive a grant of restricted stock units of $50,000, or at the discretion of the Board of Directors, options to acquire shares of common stock. Restricted stock units will be valued based on the average of the five trading days preceding and including the date of grant and will vest at a rate determined by the Board of Directors over one year. If options are granted, the options will be valued at the exercise price based on the average of the five trading days preceding and including the date of grant, have a ten-year term, and will vest at a rate determined by the Board of Directors.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2023 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended December 31, 2023, except for the following:

Brio – $44,000

On January 8, 2024, the Company entered into an Original Issue Discount Senior Convertible Debenture (the “Note”) with respect to the sale and issuance to institutional investor Brio Capital Master Fund Ltd (“Brio”) of (i) $44,000 aggregate principal amount of Note due January 8, 2025 based on $1.00 for each $0.90909 paid by Brio and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 7,333 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company from Brio for the issuance of the Note and Warrants was $40,000 which was issued at a $4,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Shares Cancelled

On January 9, 2024, the Company’s CTO agreed to surrender 64,100 common shares held by him and were cancelled by the Company.

Reverse Stock Split

Effective January 19, 2024, Board of Directors declared a one-for-forty reverse stock split to shareholders of record on or before January 31, 2024 of the Company’s issued and outstanding shares of common stock, outstanding warrants and options, and the Series B Convertible Preferred Stock. The number of shares of common stock obtainable upon exercise or conversion and the exercise prices and conversion rate have been equitably adjusted, and convertible preferred shares. As such, all share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

Advance from Shareholder

In January 2024, the Company received an additional advance of $25,000 from the Company’s CEO for working capital purposes with a balance due of $105,000 as of February 15, 2024.

2024 Convertible Notes

In February 2024, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “2024 Notes”) totaling (i) $50,050 aggregate principal amount of Note (total of $45,500 cash was received) due in February 2025 based on $1.00 for each $0.90909 paid by the noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 8,343 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $6.00 per share.

