Form 10-Q
period 2024-03-31
Sigyn Therapeutics, Inc.
filed 2024-05-14
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, there were 1,224,827 shares of common stock outstanding.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$32,838	$11,690
Inventories	50,000	50,000
Other current assets	51,590	56,373
Total current assets	134,428	118,063

Property and equipment, net	13,773	15,296
Operating lease right-of-use assets, net	154,383	167,736
Other assets	20,711	20,711
Total assets	$323,295	$321,806

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$529,450	$461,646
Accrued payroll and payroll taxes	1,077,662	791,754
Advance from shareholder	85,000	80,000
Short-term convertible notes payable, less unamortized debt issuance costs of $307,742 and $297,337, respectively	2,476,830	2,210,299
Current portion of operating lease liabilities	63,237	61,123
Other current liabilities	2,569	3,182
Total current liabilities	4,234,748	3,608,004
Long-term liabilities:
Operating lease liabilities, net of current portion	109,801	126,302
Total long-term liabilities	109,801	126,302
Total liabilities	4,344,549	3,734,306

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 32 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 1,224,827 and 1,288,415 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	122	129
Additional paid-in capital	8,078,224	7,928,883
Accumulated deficit	(12,099,600)	(11,341,512)
Total stockholders’ deficit	(4,021,254)	(3,412,500)
Total liabilities and stockholders’ deficit	$323,295	$321,806

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2024	2023

Net revenues	$-	$-

Gross Profit	-	-

Operating expenses:
Marketing expenses	338	184
Stock based compensation	37,500	37,500
Research and development	232,593	147,843
General and administrative	359,541	335,731
Total operating expenses	629,972	521,258
Loss from operations	(629,972)	(521,258)

Other expense:
Modification of warrants	-	(15,806)
Interest expense	1,510	1,139
Interest expense - debt discount	43,207	791,708
Interest expense - original issuance costs	83,399	42,737
Total other expense	128,116	819,778

Loss before income taxes	(758,088)	(1,341,036)
Income taxes	-	-

Net loss	$(758,088)	$(1,341,036)

Net loss per share, basic and diluted	$(0.62)	$(1.39)

Weighted average number of shares outstanding
Basic and diluted	1,230,354	961,641

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of December 31, 2022	-	$-	956,596	$96	$5,292,241	$(7,195,576)	$(1,903,239)
Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	578,016	-	578,016
Beneficial conversion feature in conjunction with debt issuance	-	-	-	-	303,984	-	303,984
Stock based compensation	-	-	-	-	37,500	-	37,500
Modification of warrants	-	-	113,525	11	(15,817)	-	(15,806)
Fees associated with filing of Form S-1	-	-	-	-	(5,456)	-	(5,456)
Net loss	-	-	-	-	-	(1,341,036)	(1,341,036)
Balance as of March 31, 2023	-	$-	1,070,121	$107	$6,190,468	$(8,536,612)	$(2,346,037)

Balance as of December 31, 2023	32	$-	1,288,415	$129	$7,928,883	$(11,341,512)	$(3,412,500)
Cancellation of common stock - related party	-	-	(64,100)	(7)	7	-	-
Post split rounding of shares	-	-	512	-	-	-	-
Stock based compensation	-	-	-	-	37,500	-	37,500
Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	111,834	-	111,834
Net loss	-	-	-	-	-	(758,088)	(758,088)
Balance as of March 31, 2024	32	$-	1,224,827	$122	$8,078,224	$(12,099,600)	$(4,021,254)

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(758,088)	$(1,341,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,523	1,715
Amortization expense	-	900
Stock based compensation	37,500	37,500
Accretion of debt discount	43,207	791,708
Accretion of original issuance costs	83,399	42,737
Modification of warrants	-	(15,806)
Changes in operating assets and liabilities:
Other current assets	4,783	(28,219)
Accounts payable	67,804	(62,432)
Accrued payroll and payroll taxes	285,908	11,000
Other current liabilities	(1,648)	(640)
Net cash used in operating activities	(235,612)	(562,573)

Cash flows from investing activities:
None	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from short-term convertible notes	251,760	882,000
Advance from shareholder	25,000	-
Repayments of advance from shareholder	(20,000)	-
Fees associated with filing of Form S-1	-	(5,456)
Net cash provided by financing activities	256,760	876,544

Net (decrease) increase in cash	21,148	313,971

Cash at beginning of period	11,690	8,356
Cash at end of period	$32,838	$322,327

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature in conjunction with debt issuance	$-	$303,984
Warrants issued to third parties in conjunction with debt issuance	$111,834	$578,016
Original issue discount issued in conjunction with debt	$25,176	$88,200
Cancellation of common stock - related party	$7	$-

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

As of May 14, 2024, we have a total of 1,224,827 shares issued and outstanding, of which 647,477 shares are held by non-affiliate stockholders.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $12,099,600 at March 31, 2024, had a working capital deficit of $4,100,320 at March 31, 2024, had net losses of $758,088 and $1,341,036 for the three months ended March 31, 2024 and 2023, respectively, and net cash used in operating activities of $235,612 and $562,573 for the three months ended March 31, 2024 and 2023, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. The Company had $338 and $184 of advertising expenses for the three months ended March 31, 2024 and 2023, respectively.

Research and Development

All research and development costs are expensed as incurred. The Company incurred research and development expense of $232,593 and $147,843 for the three months ended March 31, 2024 and 2023, respectively.

Inventories

In conjunction with the October 19, 2020 Share Exchange Agreement, the Company kept the gem inventory of Reign Resources Corporation. Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of March 31, 2024 and December 31, 2023, the Company carried primarily loose sapphire jewels, jewelry for sale, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of March 31, 2024. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time.

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

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. As of March 31, 2024 and December 31, 2023, the Company had not experienced impairment losses on its long-lived assets.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2024 and December 31, 2023, the fair value of cash, accounts payable, accrued expenses, advance from shareholder, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

For option-based simple derivative financial instruments, the Company uses the Monte Carlo simulations to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. There were no derivative financial instruments as of March 31, 2024 and December 31, 2023 and no charges or credits to income for the three months ended March 31, 2024 and 2023.

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

Recent Accounting Pronouncements

There are no recently issued accounting updates that are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

		March 31,	December 31,
	Estimated Life	2024	2023

Office equipment	5 years	$29,041	$29,041
Computer equipment	3 years	3,157	3,157
Accumulated depreciation		(18,425)	(16,902)
		$13,773	$15,296

Depreciation expense was $1,523 and $1,715 for the three months ended March 31, 2024 and 2023, respectively, and is classified in general and administrative expenses in the Consolidated Statements of Operations.

NOTE 5 – CONVERTIBLE PROMISSORY DEBENTURES

Convertible notes payable consisted of the following:

	March 31, 2024	December 31, 2023

January 28, 2020 ($564,138) – 0% interest per annum outstanding principal and interest due August 30, 2024, as amended (“Note 1”)	$564,138	$564,138
June 23, 2020 ($74,621) – 0% interest per annum outstanding principal and interest due August 30, 2024, as amended (“Note 2”)	74,621	74,621
September 17, 2020 ($225,377) – 0% interest per annum outstanding principal and interest due August 30, 2024, as amended (“Note 3”).	225,377	225,377
March 23, 2022 ($259,685) – 0% interest per annum outstanding principal and interest due August 30, 2024, as amended (“Note 4”)	259,685	259,685
April 28, 2022 ($127,979) – 0% interest per annum outstanding principal and interest due August 30, 2024, as amended (“Note 5”)	127,979	127,979
May 10, 2022 ($128,020) – 0% interest per annum outstanding principal and interest due August 30, 2024, as amended (“Note 6”)	128,020	128,020
June 1, 2022 ($63,302) – 0% interest per annum outstanding principal and interest due August 30, 2024, as amended (“Note 7”)	63,302	63,302
June 22, 2022 ($94,314) – 0% interest per annum outstanding principal and interest due August 30, 2024, as amended (“Note 8”)	94,314	94,314
July 2022 ($341,000) – 0% interest per annum outstanding principal and interest due various dates July 2023. During fiscal year 2023, the investors elected to convert $341,000 of principal of the Note into 17,050 common shares (“Note 9”)	-	-
August 31, 2022 ($123,200) – 0% interest per annum outstanding principal and interest due August 30, 2024, as amended (“Note 10”)	123,200	123,200
September 9, 2022 ($92,400) – 0% interest per annum outstanding principal and interest due August 30, 2024 (“Note 11”)	92,400	92,400
September 20, 2022 ($123,200) – 0% interest per annum outstanding principal and interest due August 30, 2024, as amended (“Note 12”)	123,200	123,200
October 20, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due March 31, 2025 (“Note 13”)	110,000	110,000
November 9, 2022 ($92,400) – 0% interest per annum outstanding principal and interest due August 30, 2024, as amended (“Note 14”)	92,400	92,400
November 14, 2022 ($55,000) – 0% interest per annum outstanding principal and interest due March 31, 2025 (“Note 15”)	55,000	55,000
December 22, 2022 ($110,000) – 0% interest per annum outstanding principal and interest due March 31, 2025 (“Note 16”)	110,000	110,000
2023 Notes ($264,000) – 0% interest per annum outstanding principal and interest due various dates December 2024. During fiscal year 2023, the investors elected to convert $1,179,200 of principal of the Note into 196,534 common shares (“Note 17”)	264,000	264,000
January 8, 2024 ($44,000) – 0% interest per annum outstanding principal and interest due January 8, 2025 (“Note 18”)	44,000	110,000
2024 Notes ($232,936) – 0% interest per annum outstanding principal and interest due various dates January 2025 (“Note 19”)	232,936	-

Total convertible notes payable	2,784,572	2,507,636
Original issue discount	(167,612)	(225,835)
Beneficial conversion feature	(12,756)	(22,013)
Debt discount	(127,374)	(49,489)

Total convertible notes payable	$2,476,830	$2,210,299

Principal payments on convertible promissory debentures are due as follows:

Year ending December 31,
2024	$2,507,636
2025	276,936
$2,784,572

Changes in convertible notes were as follows:

	Note 1	Note 2	Note 3	Note 4	Note 5	Note 6	Note 7	Note 8	Note 9	Note 10	Note 11	Note 12	Note 13	Note 14	Note 15	Note 16	Note 17	Note 18	Note 19	Other	Totals
Convertible notes payable as of December 31, 2022	$457,380	$60,500	$182,936	$220,000	$110,000	$110,000	$55,000	$82,500	$341,000	$110,000	$82,500	$110,000	$110,000	$82,500	$55,000	$110,000	$-	$-	$-	$-	$2,279,316

Convertible notes payable issued in 2023	106,758	14,121	42,441	39,685	17,979	18,020	8,302	11,814	-	13,200	9,900	13,200	-	9,900	-	-	1,443,200	-	-	-	1,748,520
Conversion of debt for common stock	-	-	-	-	-	-	-	-	(341,000)	-	-	-	-	-	-	-	(1,179,200)	-	-	-	(1,520,200)
Convertible notes payable as of December 31, 2023	$564,138	$74,621	$225,377	$259,685	$127,979	$128,020	$63,302	$94,314	$-	$123,200	$92,400	$123,200	$110,000	$92,400	$55,000	$110,000	$264,000	$-	$-	$-	$2,507,636

Convertible notes payable issued in 2024	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	44,000	232,936	-	276,936

Conversion of debt for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Convertible notes payable as of March 31, 2024	$564,138	$74,621	$225,377	$259,685	$127,979	$128,020	$63,302	$94,314	$-	$123,200	$92,400	$123,200	$110,000	$92,400	$55,000	$110,000	$264,000	$44,000	$232,936	$-	$2,784,572

Changes in note discounts were as follows:

	Note 1	Note 2	Note 3	Note 4	Note 5	Note 6	Note 7	Note 8	Note 9	Note 10	Note 11	Note 12	Note 13	Note 14	Note 15	Note 16	Note 17	Note 18	Note 19	Other	Totals
Note discounts as of December 31, 2022	$-	$-	$-	$25,480	$14,478	$15,951	$9,493	$16,525	$69,569	$31,788	$42,506	$60,126	$86,329	$69,678	$47,274	$103,463	$-	$-	$-	$50,000	$642,660

Note discounts issued in conjunction with debt in 2023	106,758	14,121	42,441	39,685	17,979	18,020	8,302	11,814	-	13,200	9,900	13,200	-	9,900	-	-	1,390,539	-	-	-	1,695,859
2023 accretion of note discounts	(31,589)	(4,178)	(12,558)	(37,223)	(19,799)	(21,283)	(11,949)	(20,019)	(69,569)	(35,694)	(45,435)	(64,032)	(86,329)	(71,785)	(47,274)	(103,463)	(1,309,003)	-	-	(50,000)	(2,041,182)
Note discounts as of December 31, 2023	$75,169	$9,943	$29,883	$27,942	$12,658	$12,688	$5,846	$8,320	$-	$9,294	$6,971	$9,294	$-	$7,793	$-	$-	$81,536	$-	$-	$-	$297,337

Note discounts issued in conjunction with debt in 2024	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	22,028	114,983	-	137,011
2024 accretion of note discounts	(26,616)	(3,521)	(10,581)	(9,894)	(4,483)	(4,493)	(2,070)	(2,945)	-	(3,291)	(2,468)	(3,291)	-	(2,468)	-	-	(34,304)	(5,009)	(11,172)	-	(126,606)
Note discounts as of March 31, 2024	$48,553	$6,422	$19,302	$18,048	$8,175	$8,195	$3,776	$5,375	$-	$6,003	$4,503	$6,003	$-	$5,325	$-	$-	$47,232	$17,019	$103,811	$-	$307,742
Convertible notes payable, net, as of December 31, 2023	$488,969	$64,678	$195,494	$231,743	$115,321	$115,332	$57,456	$85,994	$-	$113,906	$85,429	$113,906	$110,000	$84,607	$55,000	$110,000	$182,464	$-	$-	$-	$2,210,299

Convertible notes payable, net, as of March 31, 2024	$515,585	$68,199	$206,075	$241,637	$119,804	$119,825	$59,526	$88,939	$-	$117,197	$87,897	$117,197	$110,000	$87,075	$55,000	$110,000	$216,768	$26,981	$129,125	$-	$2,476,830

2023 Effective interest rate	6%	6%	6%	14%	15%	17%	19%	21%	-%	29%	49%	52%	78%	78%	86%	94%	496%	-%	-%	-%	81%
2024 Effective interest rate	5%	5%	5%	4%	4%	4%	3%	3%	-%	3%	3%	3%	0%	3%	0%	0%	13%	11%	5%	-%	5%

Current Noteholders

2024 Convertible Notes (Note 19)

In February 2024, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “2024 Notes”) totaling (i) $232,936 aggregate principal amount of Note (total of $211,760 cash was received) due in February 2024 based on $1.00 for each $0.90909 paid by the noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 38,825 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $211,760 which was issued at a $21,176 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

Brio – $44,000 (Note 18)

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

2023 Notes – $1,443,200 (Note 17)

During the year ended December 31, 2023, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “2023 Notes”) with third party investors totaling (i) $1,443,200 aggregate principal amount of Note due on various dates from January 2024 through December 7, 2024 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 240,534 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $1,312,000 which was issued at a $131,200 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

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

On April 10, 2024, Osher agreed to extend the note to March 31, 2025 for original issue discount of $15,000.

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

On April 10, 2024, Osher agreed to extend the note to March 31, 2025 for original issue discount of $9,350.

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

On April 10, 2024, Osher agreed to extend the note to March 31, 2025 for original issue discount of $17,000.

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

On April 9, 2024, Brio elected to exchange the Note for an aggregate of 122.6 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio.

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

Other – $341,000 (Note 9)

In July 2022, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “July 2022 Notes”) totaling (i) $341,000 aggregate principal amount of Note (total of $310,000 cash was received) due in various dates in July 2023 based on $1.00 for each $0.90909 paid by the noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 17,050 shares of the Company’s Common Stock at an exercise price of $20.00 per share. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $20.00 per share.

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

On April 10, 2024, Osher elected to exchange the Note for an aggregate of 83.98 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio.

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

On April 9, 2024, Brio elected to exchange the Note for an aggregate of 169.8 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio.

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

On April 10, 2024, Osher elected to exchange the Note for an aggregate of 169.8 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio.

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

On April 10, 2024, Osher elected to exchange the Note for an aggregate of 172.1 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio.

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

Osher – $225,377 (Note 3)

On September 17, 2020, as subsequently amended, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $225,377 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due August 30, 2024, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 22,885 shares of the Company’s Common Stock at an average exercise price of $31.66 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $165,000 with a total of $77,091 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On October 28, 2021, Osher elected to convert $16,714 of the aggregate principal amount of the Note of $199,650, into 1,071 common shares.

On April 10, 2024, Osher elected to exchange the Note for an aggregate of 299.0 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio.

Osher – $74,621 (Note 2)

On June 23, 2020, as subsequently amended, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $74,621 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due August 30, 2024, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 3,526 shares of the Company’s Common Stock at an exercise price of $23.60 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $50,005 with a total of $24,616 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On April 10, 2024, Osher elected to exchange the Note for an aggregate of 99.0 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio.

Osher – $564,138 (Note 1)

On January 28, 2020, as subsequently amended, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $564,138 aggregate principal amount of Original Issue Discount Senior Convertible Debenture due August 30, 2024, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants to purchase up to an aggregate of 102,827 shares of the Company’s Common Stock at an exercise price of $5.60 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the note and warrants was $350,005 with a total of $214,133 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $3.76 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

NOTE 6 – ADVANCE FROM SHAREHOLDER

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $85,000 and $80,000 under Advance from Shareholder in the accompanying Balance Sheets at March 31, 2024 and December 31, 2023, respectively. The Company received advances of $25,000 and $19,500 and had repayments of $20,000 and $19,500 for the three months ended March 31, 2024 and 2023. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are non-interest bearing and due on demand.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company authorized 10,000,000 shares of par value $0.0001 preferred stock, of which 32 and 32 shares are issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.

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

Common Stock

The Company has authorized 1,000,000,000 shares of par value $0.0001 common stock, of which 1,224,827 and 1,288,415 shares are outstanding as of March 31, 2024 and December 31, 2023, respectively.

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

Restricted Stock Units

Effective October 10, 2022, the Company’s Board of Directors appointed Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel as non-executive members to the Company’s Board of Directors (“Director”). Effective January 1, 2023, each Director shall receive an annual grant of restricted stock units of $50,000. During the three months ended March 31, 2024 and 2023, respectively, the Company recorded stock-based compensation totaling $37,500 and $37,500, respectively, in the consolidated Statements of Operations.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Three Months ended March 31,
	2024	2023
Operating lease expense	$17,919	$17,919
Short term lease cost	$-	$-
Total lease expense	$17,919	$17,919

In accordance with ASC 842, other information related to leases was as follows:

Three Months ended March 31,	2024	2023
Operating cash flows from operating leases	$18,954	$18,402
Cash paid for amounts included in the measurement of lease liabilities	$18,954	$18,402

Weighted-average remaining lease term—operating leases	2.42 years	3.42 years
Weighted-average discount rate—operating leases	10%	10%

In accordance with ASC 842, maturities of operating lease liabilities as of March 31, 2024 were as follows:

Operating
Year ending:	Lease
2024 (9 months)	$58,188
2025	79,456
2026	54,225
Total undiscounted cash flows	$191,869

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	2.42 years
Weighted-average discount rate	10%
Present values	$173,038

Lease liabilities—current	63,237
Lease liabilities—long-term	109,801
Lease liabilities—total	$173,038

Difference between undiscounted and discounted cash flows	$18,831

Operating lease cost was $17,919 and $17,919 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Note 7, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

Employment Agreements

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. The Company incurred compensation expense of $113,748 and $113,750, and employee benefits of $10,718 and $10,058, for the three months ended March 31, 2024 and 2023, respectively.

Mr. DeCiccio was hired December 6, 2023 as the Company’s Chief Financial Officer (“CFO”). Mr. DeCiccio receives an annual base salary of $250,000, plus discretionary bonus compensation not to exceed 40% of salary. Mr. DeCiccio’s employment also provides for medical insurance, disability benefits and three months of severance pay if his employment is terminated without cause or due to a change in control. Additionally, Mr. DeCiccio was granted up to 17,500 options to purchase 17,500 of the Company’s common shares. The Company incurred compensation expense of $31,248 for the three months ended March 31, 2024. Prior to Mr. DeCiccio being hired as the CFO, he was a consultant to the Company. The Company has recorded a balance due to Mr. DeCiccio of $33,694 and $35,242 under Accounts Payable in the accompanying consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively, for services rendered.

On April 1, 2023, the Company entered into an Employment Agreement with Dr. Annette Marleau whereby Dr. Marleau became the Company’s Chief Scientific Officer. Dr. Marleau receives an annual base salary of $300,000, with automatic 3% annual increases plus bonus compensation not to exceed 40% of salary. Dr. Marleau’s employment also provides for medical insurance, disability benefits and up to six months of severance pay if her employment is terminated by the Company. The Company incurred compensation expense of $77,250 (including accrued compensation of $64,375) and $0 for the three months ended March 31, 2024 and 2023, respectively.

Sigyn had no employment agreement with its CTO but still incurred compensation on behalf of the CTO. The Company incurred compensation expense of $60,000 and $61,000 for the three months ended March 31, 2024 and 2023, respectively.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Three Months Ended March 31,
	2024	2023
Convertible notes payable	411,430	454,874
Restricted stock units	25,307	4,295
Warrants to purchase shares of common stock	124,159	314,462
Total potentially dilutive shares	560,896	773,631

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2024	2023

Net loss attributable to the common stockholders	$(758,088)	$(1,341,036)

Basic weighted average outstanding shares of common stock	1,230,354	961,641
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	1,230,354	961,641

Loss per share:
Basic and diluted	$(0.62)	$(1.39)

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

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2024 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended March 31, 2024, except for the following:

Convertible Notes

Exchanges

On April 10, 2024, Osher elected to exchange $621,000 of Notes for an aggregate of 823.86 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio.

On April 9, 2024, Brio elected to exchange $220,420 of Notes for an aggregate of 292.4 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio.

Extensions

On April 10, 2024, the Company and Osher amended three Notes that were in default totaling an aggregate principal amount of $275,000 to extend the maturity date to March 31, 2025. In exchange for the Note extensions, the Company provided for original issue discounts totaling $41,350.

On April 9, 2024, the Company and Brio amended two Notes that were in default totaling an aggregate principal amount of $100,000 to extend the maturity date to March 31, 2025. In exchange for the Note extensions, the Company provided for original issue discounts totaling $15,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the notes included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023 particularly under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements and Risk Factors Summary” sections.

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

Financing Transactions

Preferred Stock

The Company has 10,000,000 shares of par value $0.0001 preferred stock authorized, of which 32 and 32 shares preferred shares are issued and outstanding as of March 31, 2024 and December, 31, 2023, respectively.

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

On April 10, 2024, Osher elected to exchange $621,000 of Notes for an aggregate of 823.86 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio.

On April 9, 2024, Brio elected to exchange $220,420 of Notes for an aggregate of 292.4 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio.

Common Stock

The Company has authorized 1,000,000,000 shares of par value $0.0001 common stock, of which 1,224,827 and 1,288,415 shares were outstanding as of March 31, 2024 and December 31, 2023, respectively.

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

Restricted Stock Units

Effective October 10, 2022, the Company’s Board of Directors appointed Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel as non-executive members to the Company’s Board of Directors (“Director”). Effective January 1, 2023, each Director shall receive an annual grant of restricted stock units of $50,000. During the three months ended March 31, 2024 and 2023, respectively, the Company recorded stock-based compensation totaling $37,500 and $37,500, respectively, in the consolidated Statements of Operations.

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

Current Noteholders

2024 Convertible Notes

In February 2024, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “2024 Notes”) totaling (i) $232,936 aggregate principal amount of Note (total of $211,760 cash was received) due in February 2024 based on $1.00 for each $0.90909 paid by the noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 38,825 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $211,760 which was issued at a $21,176 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $6.00 per share.

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

On April 10, 2024, Osher agreed to extend the note to March 31, 2025 for original issue discount of $15,000.

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

On April 10, 2024, Osher agreed to extend the note to March 31, 2025 for original issue discount of $9,350.

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

On April 10, 2024, Osher agreed to extend the note to March 31, 2025 for original issue discount of $17,000.

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

On April 9, 2024, Brio elected to exchange the Note for an aggregate of 122.6 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio.

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

On April 10, 2024, Osher elected to exchange the Note for an aggregate of 83.98 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio.

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

On April 9, 2024, Brio elected to exchange the Note for an aggregate of 169.8 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio.

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

On April 10, 2024, Osher elected to exchange the Note for an aggregate of 169.8 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio.

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

On April 10, 2024, Osher elected to exchange the Note for an aggregate of 172.1 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio.

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

Osher – $225,377

On September 17, 2020, as subsequently amended, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $225,377 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due August 30, 2024, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 22,885 shares of the Company’s Common Stock at an average exercise price of $31.66 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $165,000 with a total of $77,091 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On October 28, 2021, Osher elected to convert $16,714 of the aggregate principal amount of the Note of $199,650, into 1,071 common shares.

On April 10, 2024, Osher elected to exchange the Note for an aggregate of 299.0 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio.

Osher – $74,621

On June 23, 2020, as subsequently amended, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $74,621 aggregate principal amount of Original Issue Discount Senior Convertible Debenture (the “Note”) due August 30, 2024, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 3,526 shares of the Company’s Common Stock at an exercise price of $23.60 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the Note and Warrants was $50,005 with a total of $24,616 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On April 10, 2024, Osher elected to exchange the Note for an aggregate of 99.0 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio.

Osher – $564,138

On January 28, 2020, as subsequently amended, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $564,138 aggregate principal amount of Original Issue Discount Senior Convertible Debenture due August 30, 2024, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants to purchase up to an aggregate of 102,827 shares of the Company’s Common Stock at an exercise price of $5.60 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the note and warrants was $350,005 with a total of $214,133 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $3.76 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

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

As of May 14, 2024, we had a total 1,224,827 shares issued and outstanding, of which 647,477 shares are held by non-affiliate shareholders.

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

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following discussion represents a comparison of our results of operations for the three months ended March 31, 2024 and 2023. The results of operations for the periods shown in our audited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended March 31,
	2024	2023

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	629,972	521,258
Other expense	128,116	819,778
Net loss before income taxes and discontinued operations	$(758,088)	$(1,341,036)

Net Revenues

For the three months ended March 31, 2024 and 2023, we had no revenues.

Cost of Sales

For the three months ended March 31, 2024 and 2023, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses increased by $108,713, or 20.9%, to $629,971 for three months ended March 31, 2024 from $521,258 for the three months ended March 31, 2023 primarily due to increases in research and development costs of $84,750, investor relations costs of $9,205, insurance costs of $42,848, marketing costs of $154, rent expenses of $167, compensation costs of $37,237, and general and administration costs of $3,339, offset primarily by decreases in consulting fees of $33,142, professional fees of $34,753, depreciation costs of $192, amortization costs of $900, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended March 31, 2024, we had marketing expenses of $338, research and development costs of $232,593, stock based compensation of $37,500, and general and administrative expenses of $358,017 primarily due to professional fees of $45,404, compensation costs of $178,110, rent expense of $19,481, depreciation costs of $1,523, investor relations costs of $12,731, consulting fees of $22,500, insurance expense of $72,336, and general and administration costs of $7,455, as a result of adding administrative infrastructure for our anticipated business development.

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

Other Expense

Other expense for the three months ended March 31, 2024 totaled $128,116 primarily due to interest expense of $43,207 in conjunction with accretion of debt discount, interest expense of $83,399 in conjunction with accretion of original issuance discount, and interest expense of $1,510, compared to other expense of $819,778 for the three months ended March 31, 2023 primarily due to interest expense of $791,708 in conjunction with accretion of debt discount, interest expense of $42,737 in conjunction with accretion of original issuance discount, interest expense of $1,139, and modification of warrants of $15,806.

Net loss before income taxes

Net loss before income taxes and discontinued operations for the three months ended March 31, 2023 totaled $758,008 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, consulting fees, research and development costs, rent, insurance, stock based compensation, and general and administration costs compared to a loss of $1,341,036 for the three months ended March 31, 2022 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, consulting fees, research and development costs, rent, insurance, stock based compensation, and general and administration costs.

Assets and Liabilities

Assets were $323,295 as of March 31, 2024. Assets consisted primarily of cash of $32,838, inventories of $50,000, other current assets of $51,590, equipment of $13,773, operating lease right-of-use assets of $154,383, and other assets of $20,711. Liabilities were $4,344,549 as of March 31, 2024. Liabilities consisted primarily of accounts payable of $529,450, accrued payroll and payroll taxes of $1,077,662, other current liabilities of $2,569, convertible notes of $2,476,830, net of $307,742 of unamortized debt discount and debt issuance costs, and operating lease liabilities of $173,038.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $12,099,600 at March 31, 2024, had a working capital deficit of $4,100,320 and $3,489,941 at March 31, 2024 and December 31, 2023, respectively, had a net loss of $758,088 and $1,341,036 for the three months ended March 31, 2024 and 2023, respectively, and net cash used in operating activities of $235,612 and $562,573 for the three months ended March 31, 2024 and 2023, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had an increase in cash flows for the three months ended March 31, 2024 of $21,148 resulting from cash provided by financing activities of $256,760, offset partially by cash used in operating activities of $235,612.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended March 31,
	2024	2023

Net cash provided by (used in):
Operating activities	$(235,612)	$(562,573)
Investing activities	-	-
Financing activities	256,760	876,544
	$21,148	$313,971

Cash Flows from Operating Activities – For the three months ended March 31, 2024, net cash used in operations was $235,612 compared to net cash used in operations of $562,573 for the three months ended March 31, 2023. Net cash used in operations was primarily due to a net loss of $758,088 for three months ended March 31, 2024 and the changes in operating assets and liabilities of $356,847, primarily due to the changes in accounts payable of $67,804, other current assets of $4,783, accrued payroll and payroll taxes of $285,908, offset partially by the change in other current liabilities of $1,648. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $1,523, stock based compensation of $37,500, accretion of original issuance costs of $83,399, and the accretion of debt discount of $43,207.

For the three months ended March 31, 2023, net cash used in operations was primarily due to a net loss of $1,341,036 for three months ended March 31, 2023 and the changes in operating assets and liabilities of $80,291, primarily due to the decrease in accounts payable of $62,432 other current liabilities of $640, and the increase in other current assets of $28,219, offset partially by the increase in accrued payroll and payroll taxes of $11,000. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $1,715, amortization expense of $900, stock based compensation of $37,500, accretion of original issuance costs of $42,737, accretion of debt discount of $791,708, and modification of warrants of $15,806.

Cash Flows from Investing Activities – For the three months ended March 31, 2024 and 2023, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities – For the three months ended March 31, 2024, net cash provided by financing was $256,760, due to proceeds from short term convertible notes of $251,760 and advance from shareholder of $25,000, and repayments of advance from shareholder of $20,000 compared to cash provided by financing activities of $876,544 for the three months ended March 31, 2023 due to proceeds from short term convertible notes of $882,000 and fees associated with the filing of the Company’s Form S-1 of $5,456.

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

Convertible Notes Payable

In February 2024, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “2024 Notes”) totaling (i) $232,936 aggregate principal amount of Note (total of $211,760 cash was received) due in February 2024 based on $1.00 for each $0.90909 paid by the noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 38,825 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $211,760 which was issued at a $21,176 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $6.00 per share.

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

On April 10, 2024, Osher elected to exchange $621,000 of Notes for an aggregate of 823.86 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio.

On April 9, 2024, Brio elected to exchange $220,420 of Notes for an aggregate of 292.4 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio.

In October 2023, the holders of $997,700 of Original Issue Discount Senior Convertible Debentures converted their debentures at a contractual exercise price of $10.00 per share in exchange for the issuance of 166,284 shares of Common Stock to the holders.

Advance from Shareholder

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $85,000 and $80,000 under Advance from Shareholder in the accompanying Balance Sheets at March 31, 2024 and December 31, 2023, respectively. The Company received advances of $25,000 and $19,500 and had repayments of $20,000 and $19,500 for the three months ended March 31, 2024 and 2023. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are non-interest bearing and due on demand.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of March 31, 2024, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the three months ended March 31, 2024 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ending March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February 2024, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “2024 Notes”) totaling (i) $232,936 aggregate principal amount of Note (total of $211,760 cash was received) due in February 2024 based on $1.00 for each $0.90909 paid by the noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 38,825 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $211,760 which was issued at a $21,176 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $6.00 per share.

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

On April 10, 2024, Osher elected to exchange $621,000 of Notes for an aggregate of 823.86 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio.

On April 9, 2024, Brio elected to exchange $220,420 of Notes for an aggregate of 292.4 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFTEY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended March 31, 2024, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMITON.

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Sigyn Therapeutics, Inc. a Delaware corporation

Dated: May 14, 2024	By:	/s/ James Joyce
James Joyce
Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 14, 2024	By:	/s/ Gerald DeCiccio
Gerald DeCiccio
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 14, 2024	By:	/s/ Craig Roberts
Craig Roberts
Chief Technology Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Joyce	Chief Executive Officer and Director	May 14, 2024
James Joyce	(Principal Executive Officer)

/s/ Gerald DeCiccio	Chief Financial Officer	May 14, 2024
Gerald DeCiccio	(Principal Financial and Accounting Officer)

/s/ Craig Roberts	CTO and Director	May 14, 2024
Craig Roberts

/s/ Richa Nand	Director	May 14, 2024
Richa Nand

/s/ Jim Dorst	Director	May 14, 2024
Jim Dorst

/s/ Chris Wetzel	Director	May 14, 2024
Chris Wetzel

