Form 10-Q
period 2024-06-30
Sigyn Therapeutics, Inc.
filed 2024-08-19
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were 1,263,653 shares of common stock outstanding.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$53,644	$11,690
Inventories	50,000	50,000
Other current assets	42,732	56,373
Total current assets	146,376	118,063

Property and equipment, net	12,411	15,296
Operating lease right-of-use assets, net	140,667	167,736
Other assets	20,711	20,711
Total assets	$320,165	$321,806

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$488,364	$461,646
Accrued payroll and payroll taxes	1,493,153	791,754
Advance from shareholder	70,000	80,000
Short-term convertible notes payable, less unamortized debt issuance costs of $229,583 and $297,337, respectively	1,780,444	2,210,299
Current portion of operating lease liabilities	65,409	61,123
Other current liabilities	2,247	3,182
Total current liabilities	3,899,617	3,608,004
Long-term liabilities:
Operating lease liabilities, net of current portion	92,689	126,302
Total long-term liabilities	92,689	126,302
Total liabilities	3,992,306	3,734,306

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 1,148 and 32 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 1,263,653 and 1,288,415 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	126	129
Additional paid-in capital	9,289,716	7,928,883
Accumulated deficit	(12,961,983)	(11,341,512)
Total stockholders’ deficit	(3,672,141)	(3,412,500)
Total liabilities and stockholders’ deficit	$320,165	$321,806

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023

Net revenues	$-	$-	$-	$-

Gross Profit	-	-	-	-

Operating expenses:
Marketing expenses	346	284	8	100
Stock based compensation	75,000	75,000	37,500	37,500
Research and development	473,022	367,002	240,429	219,159
General and administrative	684,406	652,981	324,868	317,250
Total operating expenses	1,232,774	1,095,267	602,805	574,009
Loss from operations	(1,232,774)	(1,095,267)	(602,805)	(574,009)

Other expense:
Modification of warrants	-	(224,362	-	(208,556)
Interest expense	2,081	1,630	569	491
Interest expense - debt discount	159,944	1,088,849	116,737	297,141
Interest expense - original issuance costs	225,672	102,776	142,272	60,039
Total other expense	387,697	968,893	259,578	149,115

Loss before income taxes	(1,620,471)	(2,064,160)	(862,383)	(723,124)
Income taxes	-	-	-	-

Net loss	$(1,620,471)	$(2,064,160)	$(862,383)	$(723,124)

Net loss per share, basic and diluted	$(1.31)	$(2.02)	$(0.70)	$(0.67)

Weighted average number of shares outstanding
Basic and diluted	1,234,241	1,022,795	1,238,085	1,083,277

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of December 31, 2022	-	$-	956,596	$96	$5,292,241	$(7,195,576)	$(1,903,239)
Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	578,016	-	578,016
Beneficial conversion feature in conjunction with debt issuance	-	-	-	-	303,984	-	303,984
Stock based compensation	-	-	-	-	37,500	-	37,500
Modification of warrants	-	-	113,525	11	(15,817)	-	(15,806)
Fees associated with filing of Form S-1	-	-	-	-	(5,456)	-	(5,456)
Net loss	-	-	-	-	-	(1,341,036)	(1,341,036)
Balance as of March 31, 2023	-	$-	1,070,121	$107	$6,190,468	$(8,536,612)	$(2,346,037)

Conversion of common stock for Series A preferred stock	30	-	(152,638)	(15)	15	-	-
Stock based compensation	-	-	-	-	37,500	-	37,500
Modification of warrants	-	-	157,228	16	(208,572)	-	(208,556)
Common stock issued to third parties in conjunction with conversion of debt	-	-	31,075	3	197,997	-	198,000
Net loss	-	-	-	-	-	(723,124)	(723,124)
Balance as of June 30, 2023	30	$-	1,105,786	$111	$6,217,408	$(9,259,736)	$(3,042,217)

Balance as of December 31, 2023	32	$-	1,288,415	$129	$7,928,883	$(11,341,512)	$(3,412,500)
Cancellation of common stock - related party	-	-	(64,100)	(7)	7	-	-
Post split rounding of shares	-	-	512	-	-	-	-
Stock based compensation	-	-	-	-	37,500	-	37,500
Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	111,834	-	111,834
Net loss	-	-	-	-	-	(758,088)	(758,088)
Balance as of March 31, 2024	32	$-	1,224,827	$122	$8,078,224	$(12,099,600)	$(4,021,254)

Common stock issued to third parties in conjunction with conversion of debt	-	-	38,826	4	232,933	-	232,937
Preferred stock issued to third parties in conjunction with conversion of debt	1,116	-	-	-	841,419	-	841,419
Stock based compensation	-	-	-	-	37,500	-	37,500
Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	99,641	-	99,641
Net loss	-	-	-	-	-	(862,383)	(862,383)
Balance as of June 30, 2024	1,148	$-	1,263,653	$126	$9,289,716	$(12,961,983)	$(3,672,141)

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(1,620,471)	$(2,064,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,885	3,430
Amortization expense	-	1,800
Stock based compensation	75,000	75,000
Accretion of debt discount	159,943	1,088,849
Accretion of original issuance costs	225,672	102,776
Modification of warrants	-	(224,362)
Changes in operating assets and liabilities:
Other current assets	13,641	(43,220)
Accounts payable	26,718	12,427
Accrued payroll and payroll taxes	701,399	156,278
Other current liabilities	(3,193)	(85)
Net cash used in operating activities	(418,406)	(891,267)

Cash flows from financing activities:
Proceeds from short-term convertible notes	470,360	882,000
Advance from shareholder	35,000	30,000
Repayments of advance from shareholder	(45,000)	-
Fees associated with filing of Form S-1	-	(5,456)
Net cash provided by financing activities	460,360	906,544

Net (decrease) increase in cash	41,954	15,277

Cash at beginning of period	11,690	8,356
Cash at end of period	$53,644	$23,633

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature in conjunction with debt issuance	$-	$303,984
Warrants issued to third parties in conjunction with debt issuance	$211,475	$578,016
Original issue discount issued in conjunction with debt	$106,386	$88,200
Common stock issued to third parties in conjunction with conversion of debt	$232,936	$198,000
Preferred stock issued to third parties in conjunction with conversion of debt	841,419	-
Cancellation of common stock – related party	7	-
Conversion of common stock for Series A preferred stock	$-	$611

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

As of August 14, 2024, we have a total of 1,263,653 shares issued and outstanding, of which 686,303 shares are held by non-affiliate stockholders.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $12,961,983 at June 30, 2024, had a working capital deficit of $3,753,241 at June 30, 2024, had net losses of $862,383 and $1,620,471, and $723,124 and $2,064,160 for the three and six months ended June 30, 2024 and 2023, respectively, and net cash used in operating activities of $418,406 and $891,267 for the six months ended June 30, 2024 and 2023, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Income Taxes

Income taxes are accounted for under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Balance Sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The likelihood that its deferred tax assets will be recovered from future taxable income must be assessed and, to the extent that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance in a period are recorded through the income tax provision in the unaudited condensed consolidated statements of operations.

ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s consolidated financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10 and currently, the Company does not have a liability for unrecognized income tax benefits or any uncertain income tax positions.

Advertising and Marketing Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. The Company had $8 and $346, and $100 and $284 of advertising expenses for the three and six months ended June 30, 2024 and 2023, respectively.

Research and Development

All research and development costs are expensed as incurred. The Company incurred research and development expense of $240,429 and $473,022, and $219,159 and $367,002 for the three and six months ended June 30, 2024 and 2023, respectively.

Inventories

In conjunction with the October 19, 2020 Share Exchange Agreement, the Company kept the gem inventory of Reign Resources Corporation. Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of June 30, 2024 and December 31, 2023, the Company carried primarily loose sapphire jewels, jewelry for sale, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of June 30, 2024. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time.

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

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. As of June 30, 2024 and December 31, 2023, the Company had not experienced impairment losses on its long-lived assets.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2024 and December 31, 2023, the fair value of cash, accounts payable, accrued expenses, advance from shareholder, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

For option-based simple derivative financial instruments, the Company uses the Monte Carlo simulations to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. There were no derivative financial instruments as of June 30, 2024 and December 31, 2023 and no charges or credits to income for the three and six months ended June 30, 2024 and 2023.

Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash or equity (such as warrants). These costs are amortized to interest expense through the maturity of the debt. If a conversion of the underlying debt occurs prior to maturity a proportionate share of the unamortized amounts is immediately expensed. Any unamortized debt issue costs and debt discount are presented net of the related debt on the unaudited condensed consolidated balance sheets.

Original Issue Discount

For certain convertible debt issued, the Company may provide the debt holder with an original issue discount. The original issue discount would be recorded to debt discount, reducing the face amount of the note and is amortized to interest expense through the maturity of the debt. If a conversion of the underlying debt occurs prior to maturity a proportionate share of the unamortized amounts is immediately expensed. Any unamortized original issue discounts are presented net of the related debt on the unaudited condensed consolidated balance sheets.

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

Non-Employee Stock-Based Compensation

In accordance with ASC 718, issuances of the Company’s common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. Although situations may arise in which counter performance may be required over a period of time, the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instruments fully vested on the date of agreement, the Company determines such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying unaudited condensed consolidated statements of operations over the contract period. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

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

Recent Accounting Pronouncements

There are no recently issued accounting updates that are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

		June 30,	December 31,
	Estimated Life	2024	2023

Office equipment	5 years	$29,041	$29,041
Computer equipment	3 years	3,157	3,157
Accumulated depreciation		(19,787)	(16,902)
		$12,411	$15,296

Depreciation expense was $1,364 and $2,885, and $1,715 and $3,430 for the three and six months ended June 30, 2024 and 2023, respectively, and is classified in general and administrative expenses in the unaudited condensed consolidated statements of operations.

NOTE 5 – CONVERTIBLE PROMISSORY DEBENTURES

Convertible notes payable consisted of the following:

Note Holder/Original Issuance Date	Maturity Date	Cash Received	Outstanding Balance as of June 30, 2024	Outstanding Balance as of December 31, 2023
Osher Capital Partners LLC
January 28, 2020 (“Note 1”)	August 30, 2024	$350,005	$564,138	$564,138
June 22, 2022 (“Note 2”)	August 30, 2024	75,000	94,314	94,314
August 31, 2022 (“Note 2”)	August 30, 2024	100,000	123,200	123,200
September 20, 2022 (“Note 2”)	August 30, 2024	100,000	123,200	123,200
October 20, 2022 (“Note 2”)	March 31, 2025	100,000	127,000	110,000
November 14, 2022 (“Note 2”)	March 31, 2025	50,000	64,350	55,000
December 22, 2022 (“Note 2”)	March 31, 2025	100,000	125,000	110,000
July 18, 2023 (“Note 3”)	July 18, 2024	60,000	66,000	66,000
December 7, 2023 (“Note 3”)	December 7, 2024	40,000	44,000	44,000
May 13, 2024 (“Note 4”)	May 13, 2025	35,000	40,000	-

Brio Capital Master Fund, Ltd.
March 23, 2022 (“Note 2”)	August 30, 2024	100,000	129,964	129,964
November 9, 2022 (“Note 2”)	August 30, 2024	75,000	92,400	92,400
January 20, 2023 (“Note 3”)	March 31, 2025	50,000	62,500	55,000
February 9, 2023 (“Note 3”)	March 31, 2025	50,000	62,500	55,000
July 20, 2023 (“Note 3”)	July 20, 2024	40,000	44,000	44,000
January 8, 2024 (“Note 4”)	January 8, 2025	40,000	44,000	-
May 13, 2024 (“Note 4”)	May 13, 2025	35,000	40,000	-

Various third-party noteholders
Various dates in June 2024 (“Note 4”)	Various dates in June 2025	148,600	163,461	-

Notes converted in fiscal 2024			-	841,420
Total convertible notes payable		$1,548,605	$2,010,027	$2,507,636
Original issue discount			(106,549)	(225,835)
Beneficial conversion feature			(7,081)	(22,013)
Debt discount			(115,953)	(49,489)

Total convertible notes payable			$1,780,444	$2,210,299

Principal payments on convertible promissory debentures are due as follows:

Year ending December 31,
2024	$1,281,216
2025	728,811
$2,010,027

Changes in convertible notes were as follows:

	Note 1	Note 2	Note 3	Note 4	Totals
Convertible notes payable as of December 31, 2022	$700,816	$1,578,500	$-	$-	$2,279,316

Convertible notes payable issued in 2023	163,320	142,000	1,443,200	-	1,748,520
Conversion of debt for common stock	-	(341,000)	(1,179,200)	-	(1,520,200)
Convertible notes payable as of December 31, 2023	$864,136	$1,379,500	$264,000	$-	$2,507,636

Convertible notes payable issued in 2024	-	41,350	15,000	520,397	576,747
Conversion of debt for common stock	(299,998)	(541,422)	-	(232,936)	(1,074,356)
Convertible notes payable as of June 30, 2024	$564,138	$879,428	$279,000	$287,461	$2,010,027

Changes in note discounts were as follows:

	Note 1	Note 2	Note 3	Note 4	Totals
Note discounts as of December 31, 2022	$-	$642,660	$-	$-	$642,660

Note discounts issued in conjunction with debt in 2023	163,320	142,000	1,390,535	-	1,695,855
2023 accretion of note discounts	(48,325)	(683,850)	(1,309,003)	-	(2,041,178)
Note discounts as of December 31, 2023	$114,995	$100,810	$81,532	$-	$297,337

Note discounts issued in conjunction with debt in 2024	-	41,350	15,000	261,521	317,871
2024 accretion of note discounts	(93,059)	(93,975)	(65,642)	(132,949)	(385,625)
Note discounts as of June 30, 2024	$21,936	$48,185	$30,890	$128,572	$229,583

Convertible notes payable, net, as of December 31, 2023	$749,141	$1,278,690	$182,468	$-	$2,210,299
Convertible notes payable, net, as of June 30, 2024	$542,202	$831,243	$248,110	$158,889	$1,780,444

2023 Effective interest rate	6%	50%	496%	-%	81%
2024 Effective interest rate	16%	11%	24%	46%	19%

Current Noteholders

2024 Convertible Notes (Note 4)

During fiscal 2024, the Company entered into Original Issue Discount Senior Convertible Debentures (the “2024 Notes”) totaling (i) $520,396 aggregate principal amount of Notes (total of $470,360 cash was received) due between January and June 2025 based on $1.00 for each $0.90909 paid by the noteholders and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 86,740 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $470,360 which was issued at a $50,036 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

In May 2024, holders converted $232,937 in exchange for the issuance of 38,826 shares of Common Stock to the holders.

2023 Convertible Notes (Note 3)

During fiscal 2023, the Company entered into Original Issue Discount Senior Convertible Debentures (the “2023 Notes”) totaling (i) $264,000 aggregate principal amount of Notes (total of $240,000 cash was received) due in various dates from July 2024 through March 2025 based on $1.00 for each $0.90909 paid by the noteholders and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 44,002 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $240,000 which was issued at a $24,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On April 9, 2024, a noteholder agreed to extend the note to March 31, 2025 for original issue discount totaling $15,000.

2022 Convertible Notes (Note 2)

During fiscal 2022, the Company entered into Original Issue Discount Senior Convertible Debentures (the “2022 Notes”) totaling (i) $879,428 aggregate principal amount of Notes (total of $700,000 cash was received) due on various dates from January 2024 through December 7, 2024 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 240,534 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $770,000 which was issued at a $70,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On April 10, 2024, a noteholder agreed to extend the notes to between August 2024 and March 2025 for original issue discount totaling $41,350.

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

NOTE 6 – ADVANCE FROM SHAREHOLDER

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $70,000 and $80,000 under Advance from Shareholder in the accompanying the unaudited condensed consolidated balance sheets at June 30, 2024 and December 31, 2023, respectively. The Company received advances of $35,000 and $49,500 and had repayments of $45,000 and $19,500 for the six months ended June 30, 2024 and 2023. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are non-interest bearing and due on demand.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company authorized 10,000,000 shares of par value $0.0001 preferred stock, of which 1,148 and 32 shares are issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.

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

During fiscal 2023, holders of 161,684 shares of common stock elected to exchange these shares for an aggregate of 32 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 126.53 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio in the Warrant Exchange Agreement.

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

Common Stock

The Company has authorized 1,000,000,000 shares of par value $0.0001 common stock, of which 1,263,653 and 1,288,415 shares are outstanding as of June 30, 2024 and December 31, 2023, respectively.

In the six months ended June 30, 2024, the holders of $232,937 of Original Issue Discount Senior Convertible Debentures converted their debentures at a contractual exercise price of $6.00 per share in exchange for the issuance of 38,826 shares of Common Stock to the holders.

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

Restricted Stock Units

Effective October 10, 2022, the Company’s Board of Directors appointed Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel as non-executive members to the Company’s Board of Directors (“Director”). Effective January 1, 2023, each Director shall receive an annual grant of restricted stock units of $50,000. During the three and six months ended June 30, 2024 and 2023, respectively, the Company recorded stock-based compensation totaling $37,500 and $75,000, and $37,500 and $75,000, respectively, in the unaudited condensed consolidated statements of operations.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Six Months ended June 30,		Three Months ended June 30,
	2024	2023	2024	2023
Operating lease expense	$35,838	$35,838	$17,919	$17,919
Short term lease cost	$-	$-	$-	$-
Total lease expense	$35,838	$35,838	$17,919	$17,919

In accordance with ASC 842, other information related to leases was as follows:

Six Months ended June 30,	2024	2023
Operating cash flows from operating leases	$38,097	$36,987
Cash paid for amounts included in the measurement of lease liabilities	$38,097	$36,987

Weighted-average remaining lease term—operating leases	2.2 years	3.2 years
Weighted-average discount rate—operating leases	10%	10%

In accordance with ASC 842, maturities of operating lease liabilities as of June 30, 2024 were as follows:

Operating
Year ending:	Lease
2024 (remaining 6 months)	$39,045
2025	79,456
2026	54,225
Total undiscounted cash flows	$172,726

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	2.2 years
Weighted-average discount rate	10%
Present values	$215,147

Lease liabilities—current	65,409
Lease liabilities—long-term	92,689
Lease liabilities—total	$158,098

Difference between undiscounted and discounted cash flows	$14,628

NOTE 9 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Note 7, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

Employment Agreements

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. The Company incurred compensation expense of $113,748 (including accrued compensation of $113,748) and $227,496 (including accrued compensation of $113,748), and $118,085 (including accrued compensation of $61,210) and $231,835 (including accrued compensation of $61,210) for the three and six months ended June 30, 2024 and 2023, respectively.

Mr. DeCiccio was hired December 6, 2023 as the Company’s Chief Financial Officer (“CFO”). Mr. DeCiccio receives an annual base salary of $250,000, plus discretionary bonus compensation not to exceed 40% of salary. Mr. DeCiccio’s employment also provides for medical insurance, disability benefits and three months of severance pay if his employment is terminated without cause or due to a change in control. Additionally, Mr. DeCiccio was granted up to 17,500 options to purchase 17,500 of the Company’s common shares. The Company incurred compensation expense of $31,248 (including accrued compensation of $31,248) and $62,496 (including accrued compensation of $62,496) for the three and six months ended June 30, 2024. Prior to Mr. DeCiccio being hired as the CFO, he was a consultant to the Company. The Company has recorded a balance due to Mr. DeCiccio of $26,575 and $35,242 under Accounts Payable in the accompanying the unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively, for services rendered.

On April 1, 2023, the Company entered into an Employment Agreement with Dr. Annette Marleau whereby Dr. Marleau became the Company’s Chief Scientific Officer. Dr. Marleau receives an annual base salary of $300,000, with automatic 3% annual increases plus bonus compensation not to exceed 40% of salary. Dr. Marleau’s employment also provides for medical insurance, disability benefits and up to six months of severance pay if her employment is terminated by the Company. The Company incurred compensation expense of $77,250 (including accrued compensation of $64,375) and $154,500 (including accrued compensation of $141,625), and $76,610 (including accrued compensation of $26,610) and $76,610 (including accrued compensation of $26,610) for the three and six months ended June 30, 2024 and 2023, respectively.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2024	2023	2024	2023
Convertible notes payable	391,659	454,874	297,249	454,874
Restricted stock units	24,848	8,589	12,424	4,295
Warrants to purchase shares of common stock	164,740	-	164,740	-
Total potentially dilutive shares	581,247	463,463	474,413	459,169

The following table sets forth the computation of basic and diluted net income per share:

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023

Net loss attributable to the common stockholders	$(1,620,471)	$(2,064,160)	$(862,383)	$(723,124)

Basic weighted average outstanding shares of common stock	1,234,241	1,022,795	1,238,085	1,083,277
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	1,234,241	1,022,795	1,238,085	1,083,277

Loss per share:
Basic and diluted	$(1.31)	$(2.02)	$(0.70)	$(0.67)

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

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2024 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended June 30, 2024, except for the following:

Convertible Notes

Subsequent to June 30, 2024, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “2024 Notes”) totaling (i) $29,040 aggregate principal amount of Note (total of $25,900 cash was received) due in July 2025 based on $1.00 for each $0.90909 paid by the noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 4,837 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $6.00 per share.

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

Financing Transactions

Preferred Stock

The Company has 10,000,000 shares of par value $0.0001 preferred stock authorized, of which 1,148 and 32 shares preferred shares are issued and outstanding as of June 30, 2024 and December, 31, 2023, respectively.

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

Common Stock

The Company has authorized 1,000,000,000 shares of par value $0.0001 common stock, of which 1,263,653 and 1,288,415 shares were outstanding as of June 30, 2024 and December 31, 2023, respectively.

In the six months ended June 30, 2024, the holders of $232,937 of Original Issue Discount Senior Convertible Debentures converted their debentures at a contractual exercise price of $6.00 per share in exchange for the issuance of 38,826 shares of Common Stock to the holders.

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

Restricted Stock Units

Effective October 10, 2022, the Company’s Board of Directors appointed Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel as non-executive members to the Company’s Board of Directors (“Director”). Effective January 1, 2023, each Director shall receive an annual grant of restricted stock units of $50,000. During the three and six months ended June 30, 2024 and 2023, respectively, the Company recorded stock-based compensation totaling $37,500 and $75,000, and $37,500 and $75,000, respectively, in the unaudited condensed consolidated statements of operations.

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

Current Noteholders

2024 Convertible Notes

Subsequent to June 30, 2024, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “2024 Notes”) totaling (i) $29,040 aggregate principal amount of Note (total of $25,900 cash was received) due in July 2025 based on $1.00 for each $0.90909 paid by the noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 4,837 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $6.00 per share.

During the six months ended June 30, 2024, the Company entered into Original Issue Discount Senior Convertible Debentures (the “2024 Notes”) totaling (i) $520,396 aggregate principal amount of Notes (total of $470,360 cash was received) due between January and June 2025 based on $1.00 for each $0.90909 paid by the noteholders and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 86,740 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $470,360 which was issued at a $50,036 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

In May 2024, holders converted $232,937 in exchange for the issuance of 38,826 shares of Common Stock to the holders.

2023 Convertible Notes

During fiscal 2023, the Company entered into Original Issue Discount Senior Convertible Debentures (the “2023 Notes”) totaling (i) $264,000 aggregate principal amount of Notes (total of $240,000 cash was received) due in various dates from July 2024 through March 2025 based on $1.00 for each $0.90909 paid by the noteholders and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 44,002 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $240,000 which was issued at a $24,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On April 9, 2024, a noteholder agreed to extend the note to March 31, 2025 for original issue discount totaling $15,000.

2022 Convertible Notes

During fiscal 2022, the Company entered into Original Issue Discount Senior Convertible Debentures (the “2022 Notes”) totaling (i) $879,428 aggregate principal amount of Notes (total of $700,000 cash was received) due on various dates from January 2024 through December 7, 2024 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 240,534 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $770,000 which was issued at a $70,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On April 10, 2024, a noteholder agreed to extend the notes to between August 2024 and March 2025 for original issue discount totaling $41,350.

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

ImmunePrepTM

On May 17, 2023, we disclosed that a provisional patent application entitled: “DEVICES FOR ENHANCING THE ACTIVITY OF THERAPEUTIC ANTIBODIES” had been submitted to the USPTO. The provisional patent submission established the priority date of this patent pending invention and provides us up to one year to submit a non-provisional patent application. Associated with this patent submission, we further disclosed that a trademark application to register the name ImmunePrepTM had also been filed with the USPTO. On May 9, 2024, we subsequently submitted a Patent Cooperation Treaty (PCT) application entitled: “DEVICES FOR ENHANCING THE ACTIVITY OF THERAPEUTIC ANTIBODIES”. WO Patent Application No.: PCT/US24/28579. However, there is no assurance that we will receive a registered trademark for the ImmunePrepTM name, nor is there any assurance that patent submissions associated with ImmunePrepTM will result in an issued patent.

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

As of August 14, 2024, we had a total 1,263,653 shares issued and outstanding, of which 686,303 shares are held by non-affiliate shareholders.

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

To improve the delivery of chemotherapeutic agents, we designed ChemoPrepTM with an objective to reduce the bloodstream presence of tumor-derived extracellular vesicles or exosomes (Tumor-EXs) that scientific publications report to interfere with chemotherapy delivery. As compared to non-cancer subjects, Tumor-EXs are highly concentrated in the bloodstream of those suffering from cancer. Tumor-EXs can decoy and directly inhibit chemotherapeutic agents from reaching tumor cell targets. Tumor-EXs have also been reported to export chemotherapeutic agents out of cancer cells. Based on these factors, we believe the pre-chemo depletion of circulating Tumor-EXs may establish a novel strategy to increase tumor-site saturation of chemotherapy, which in turn could permit for lower doses of chemotherapy to be administered without diminishing patient benefit.

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

ImmunePrepTM

On May 17, 2023, we disclosed that a provisional patent application entitled: “DEVICES FOR ENHANCING THE ACTIVITY OF THERAPEUTIC ANTIBODIES” had been submitted to the USPTO. The provisional patent submission established the priority date of this patent pending invention and provides us up to one year to submit a non-provisional patent application. Associated with this patent submission, we further disclosed that a trademark application to register the name ImmunePrepTM had also been filed with the USPTO. On May 9, 2024, we subsequently submitted a Patent Cooperation Treaty (PCT) application entitled: “DEVICES FOR ENHANCING THE ACTIVITY OF THERAPEUTIC ANTIBODIES”. WO Patent Application No.: PCT/US24/28579. However, there is no assurance that we will receive a registered trademark for the ImmunePrepTM name, nor is there any assurance that patent submissions associated with ImmunePrepTM will result in an issued patent.

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

Candidate Pipeline Product

Beyond our focus to clinically advance Sigyn Therapy, we intend to develop a pipeline of extracorporeal blood purification therapies. In this regard, we have designed a therapeutic system to enhance the benefit of cancer chemotherapy. To support this endeavor, we disclosed on October 6, 2022, that a patent application entitled: “SYSTEM AND METHODS TO ENHANCE CHEMOTHERAPY DELIVERY AND REDUCE TOXICITY” had been filed with the USPTO. On October 13, 2022, we subsequently disclosed that trademark applications to register ChemoPrepTM and ChemoPureTM were filed with the USPTO. On October 4, 2023, we subsequently disclosed the submission of a Patent Cooperation Treaty (PCT) application entitled: “SYSTEM AND METHODS TO ENHANCE CHEMOTHERAPY DELIVERY AND REDUCE TOXICITY.” However, there is no assurance that we will receive a registered trademark for the ChemoPrepTM or ChemoPureTM names, nor is there any assurance that patent submissions associated with ChemoPrepTM or ChemoPureTM will result in an issued patent.

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

To improve the delivery of chemotherapeutic agents, we designed ChemoPrepTM with an objective to reduce the bloodstream presence of tumor-derived extracellular vesicles or exosomes (Tumor-EXs) that scientific publications report to interfere with chemotherapy delivery. As compared to non-cancer subjects, Tumor-EXs are highly concentrated in the bloodstream of those suffering from cancer. Tumor-EXs can decoy and directly inhibit chemotherapeutic agents from reaching tumor cell targets. Tumor-EXs have also been reported to export chemotherapeutic agents out of cancer cells. Based on these factors, we believe the pre-chemo depletion of circulating Tumor-EXs may establish a novel strategy to increase tumor-site saturation of chemotherapy, which in turn could permit for lower doses of chemotherapy to be administered without diminishing patient benefit.

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

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following discussion represents a comparison of our results of operations for the three months ended June 30, 2024 and 2023. The results of operations for the periods shown in our audited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended June 30,
	2024	2023

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	602,805	574,009
Other expense	259,578	149,115
Net loss before income taxes	$(862,383)	$(723,124)

Net Revenues

For the three months ended June 30, 2024 and 2023, we had no revenues.

Cost of Sales

For the three months ended June 30, 2024 and 2023, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses increased by $28,796, or 5.0%, to $602,805 for three months ended June 30, 2024 from $574,009 for the three months ended June 30, 2023 primarily due to increases in research and development costs of $21,270, investor relations costs of $5,284, compensation costs of $25,093, and professional fees of $8,059, offset primarily by decreases in consulting fees of $6,850, insurance costs of $18,933, depreciation costs of $351, amortization costs of $900, and general and administration costs of $3,762 as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended June 30, 2024, we had marketing expenses of $8, research and development costs of $240,429, stock based compensation of $37,500, and general and administrative expenses of $324,868 primarily due to professional fees of $33,910, compensation costs of $179,847, rent expense of $19,292, depreciation costs of $1,364, investor relations costs of $9,803, consulting fees of $33,500, insurance expense of $44,601, and general and administration costs of $2,551, as a result of adding administrative infrastructure for our anticipated business development.

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

Other Expense

Other expense for the three months ended June 30, 2024 totaled $259,578 primarily due to interest expense of $116,737 in conjunction with accretion of debt discount, interest expense of $142,272 in conjunction with accretion of original issuance discount, and interest expense of $569, compared to other expense of $149,115 for the three months ended June 30, 2023 primarily due to interest expense of $297,141 in conjunction with accretion of debt discount, interest expense of $60,039 in conjunction with accretion of original issuance discount, interest expense of $491, and modification of warrants of $208,556.

Net loss before income taxes

Net loss before income taxes for the three months ended June 30, 2024 totaled $862,383 primarily due to increases in compensation costs, professional fees, investor relations costs, and research and development costs, offset primarily by decreases in marketing costs, consulting fees, rent, insurance, depreciation, amortization, and general and administration costs compared to a loss of $723,124 for the three months ended June 30, 2023 primarily due to increases in research and development costs, rent, insurance, and stock based compensation, offset primarily by decreases in compensation costs, professional fees, marketing costs, investor relations costs, consulting fees, and general and administration costs.

Assets and Liabilities

Assets were $320,165 as of June 30, 2024. Assets consisted primarily of cash of $53,644, inventories of $50,000, other current assets of $42,732, equipment of $12,411, operating lease right-of-use assets of $140,667, and other assets of $20,711. Liabilities were $3,992,306 as of June 30, 2024. Liabilities consisted primarily of accounts payable of $488,364, accrued payroll and payroll taxes of $1,493,153, advance from shareholder of $70,000, other current liabilities of $2,247, convertible notes of $1,780,444, net of $229,583 of unamortized debt discount and debt issuance costs, and operating lease liabilities of $158,098.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following discussion represents a comparison of our results of operations for the six months ended June 30, 2024 and 2023. The results of operations for the periods shown in our audited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Six Months Ended June 30,
	2024	2023

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	1,232,774	1,095,267
Other expense	387,697	968,893
Net loss before income taxes	$(1,620,471)	$(2,064,160)

Net Revenues

For the six months ended June 30, 2024 and 2023, we had no revenues.

Cost of Sales

For the six months ended June 30, 2024 and 2023, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses increased by $137,507, or 12.6%, to $1,232,774 for six months ended June 30, 2024 from $1,095,267 for the six months ended June 30, 2023 primarily due to increases in research and development costs of $106,020, investor relations costs of $14,489, insurance costs of $23,916, marketing costs of $62, and compensation costs of $62,331, offset primarily by decreases in consulting fees of $39,992, depreciation costs of $545, amortization costs of $1,800, professional fees of $26,694, and general and administration costs of $425 as a result of adding administrative infrastructure for our anticipated business development.

For the six months ended June 30, 2024, we had marketing expenses of $346, research and development costs of $473,022, stock based compensation of $75,000, and general and administrative expenses of $684,406 primarily due to professional fees of $79,314, compensation costs of $357,958, rent expense of $38,773, depreciation costs of $2,885, investor relations costs of $22,534, consulting fees of $56,000, insurance expense of $116,938, and general and administration costs of $10,004, as a result of adding administrative infrastructure for our anticipated business development.

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

Other Expense

Other expense for the six months ended June 30, 2024 totaled $387,697 primarily due to interest expense of $159,944 in conjunction with accretion of debt discount, interest expense of 225,672 in conjunction with accretion of original issuance discount, and interest expense of $2,081, compared to other expense of $968,893 for the six months ended June 30, 2023 primarily due to interest expense of $1,088,849 in conjunction with accretion of debt discount, interest expense of $102,776 in conjunction with accretion of original issuance discount, interest expense of $1,630, and modification of warrants of $224,362.

Net loss before income taxes

Net loss before income taxes for the six months ended June 30, 2024 totaled $1,620,471 primarily due to decreases in professional fees, consulting fees, depreciation, amortization, and general and administration costs, offset primarily by compensation costs, marketing costs, investor relations costs, research and development costs, rent, and insurance compared to a loss of $2,064,160 for the six months ended June 30, 2023 primarily due to decreases in compensation costs, professional fees, marketing costs, investor relations costs, consulting fees, research and development costs, insurance, and general and administration costs, offset primarily by increases in rent, and stock based compensation.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $12,961,983 at June 30, 2024, had a working capital deficit of $3,753,241 and $3,489,941 at June 30, 2024 and December 31, 2023, respectively, had net losses of $862,383 and $1,620,471, and $723,124 and $2,064,160 for the three and six months ended June 30, 2024 and 2023, respectively, and net cash used in operating activities of $418,406 and $891,267 for the six months ended June 30, 2024 and 2023, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had an increase in cash flows for the six months ended June 30, 2024 of $41,954 resulting from cash provided by financing activities of $460,360, offset partially by cash used in operating activities of $418,406.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended June 30,
	2024	2023

Net cash provided by (used in):
Operating activities	$(418,406)	$(891,267)
Investing activities	-	-
Financing activities	460,360	906,544
	$41,954	$15,277

Cash Flows from Operating Activities – For the six months ended June 30, 2024, net cash used in operations was $418,406 compared to net cash used in operations of $891,267 for the six months ended June 30, 2023. Net cash used in operations was primarily due to a net loss of $1,620,471 for six months ended June 30, 2024 and the changes in operating assets and liabilities of $738,564, primarily due to the changes in accounts payable of $26,718, other current assets of $13,641, accrued payroll and payroll taxes of $701,399, offset partially by the change in other current liabilities of $3,194. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $2,885, stock based compensation of $75,000, accretion of original issuance costs of $225,672, and the accretion of debt discount of $159,943.

For the six months ended June 30, 2023, net cash used in operations was primarily due to a net loss of $2,064,160 for the six months ended June 30, 2023 and the changes in operating assets and liabilities of $125,400, primarily due to the increase in accounts payable of $12,427 and accrued payroll and payroll taxes of $156,278, offset partially by the decrease in other current liabilities of $85, and other current assets of $43,220. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $3,430, amortization expense of $1,800, stock based compensation of $75,000, accretion of debt discount of $1,088,849, accretion of original issuance costs of $102,776, and modification of warrants of $224,362.

Cash Flows from Investing Activities – For the six months ended June 30, 2024 and 2023, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities – For the six months ended June 30, 2024, net cash provided by financing was $460,360, due to proceeds from short term convertible notes of $470,360 and advance from shareholder of $35,000, and repayments of advance from shareholder of $45,000 compared to cash provided by financing activities of $906,544 for the six months ended June 30, 2023 due to proceeds from short term convertible notes of $882,000, advances from shareholder of $30,000, and fees associated with the filing of the Company’s Form S-1 of $5,456.

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

Convertible Notes Payable

From May 2024 through July 2024, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “2024 Notes”) totaling (i) $272,500 aggregate principal amount of Note (total of $244,500 cash was received) due from May 2025 through July 2025 based on $1.00 for each $0.90909 paid by the noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 45,421 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $244,500 which was issued at a $28,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $6.00 per share.

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

Advance from Shareholder

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $70,000 and $80,000 under Advance from Shareholder in the accompanying the unaudited condensed consolidated balance sheets at June 30, 2024 and December 31, 2023, respectively. The Company received advances of $35,000 and $49,500 and had repayments of $45,000 and $19,500 for the six months ended June 30, 2024 and 2023. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are non-interest bearing and due on demand.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

As of the end of the period covered by this report (June 30, 2024), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of June 30, 2024, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes in the current fiscal year as resources allow:

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the three months ended June 30, 2024 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ending June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From May 2024 through July 2024, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “2024 Notes”) totaling (i) $272,500 aggregate principal amount of Note (total of $244,500 cash was received) due from May 2025 through July 2025 based on $1.00 for each $0.90909 paid by the noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 45,421 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $244,500 which was issued at a $28,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $6.00 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended June 30, 2024, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Sigyn Therapeutics, Inc. a Delaware corporation

Dated: August 19, 2024	By:	/s/ James Joyce
James Joyce
Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 19, 2024	By:	/s/ Gerald DeCiccio
Gerald DeCiccio
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 19, 2024	By:	/s/ Craig Roberts
Craig Roberts
Chief Technology Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Joyce	Chief Executive Officer and Director	August 19, 2024
James Joyce	(Principal Executive Officer)

/s/ Gerald DeCiccio	Chief Financial Officer	August 19, 2024
Gerald DeCiccio	(Principal Financial and Accounting Officer)

/s/ Craig Roberts	CTO and Director	August 19, 2024
Craig Roberts

/s/ Richa Nand	Director	August 19, 2024
Richa Nand

/s/ Jim Dorst	Director	August 19, 2024
Jim Dorst

/s/ Chris Wetzel	Director	August 19, 2024
Chris Wetzel

