Form 10-Q
period 2024-09-30
Sigyn Therapeutics, Inc.
filed 2024-11-19
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 19, 2024, there were 1,605,378 shares of common stock outstanding.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$164,788	$11,690
Inventories	50,000	50,000
Other current assets	54,320	56,373
Total current assets	269,108	118,063

Property and equipment, net	11,048	15,296
Operating lease right-of-use assets, net	126,571	167,736
Other assets	20,711	20,711
Total assets	$427,438	$321,806

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$611,643	$461,646
Accrued payroll and payroll taxes	1,761,644	791,754
Advance from shareholder	43,426	80,000
Short-term convertible notes payable, less unamortized debt issuance costs of $204,723 and $297,337, respectively	1,790,865	2,210,299
Current portion of operating lease liabilities	67,650	61,123
Other current liabilities	48	3,182
Total current liabilities	4,275,276	3,608,004
Long-term liabilities:
Operating lease liabilities, net of current portion	74,748	126,302
Total long-term liabilities	74,748	126,302
Total liabilities	4,350,024	3,734,306

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 1,148 and 32 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 1,420,678 and 1,288,415 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	142	129
Additional paid-in capital	10,236,178	7,928,883
Accumulated deficit	(14,158,906)	(11,341,512)
Total stockholders’ deficit	(3,922,586)	(3,412,500)
Total liabilities and stockholders’ deficit	$427,438	$321,806

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023

Net revenues	$-	$-	$-	$-

Gross Profit	-	-	-	-

Operating expenses:
Marketing expenses	460	335	114	51
Stock based compensation	112,500	112,500	37,500	37,500
Research and development	679,183	582,232	206,161	215,230
General and administrative	1,249,089	1,043,014	564,683	390,033
Total operating expenses	2,041,232	1,738,081	808,458	642,814
Loss from operations	(2,041,232)	(1,738,081)	(808,458)	(642,814)

Other expense:
Modification of warrants	24,770	(226,929)	24,770	(2,567)
Interest expense	2,931	2,300	850	670
Interest expense - debt discount	423,663	1,309,703	263,719	220,854
Interest expense - original issuance costs	324,798	146,731	99,126	43,955
Total other expense	776,162	1,231,805	388,465	262,912

Loss before income taxes	(2,817,394)	(2,969,886)	(1,196,923)	(905,726)
Income taxes	-	-	-	-

Net loss	$(2,817,394)	$(2,969,886)	$(1,196,923)	$(905,726)

Net loss per share, basic and diluted	$(2.26)	$(2.83)	$(0.94)	$(0.82)

Weighted average number of shares outstanding
Basic and diluted	1,245,885	1,050,782	1,268,795	1,105,844

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of December 31, 2022	-	$-	956,596	$96	$5,292,240	$(7,195,576)	$(1,903,240)
Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	578,016	-	578,016
Beneficial conversion feature in conjunction with debt issuance	-	-	-	-	303,984	-	303,984
Stock based compensation	-	-	-	-	37,500	-	37,500
Modification of warrants	-	-	113,525	11	(15,817)	-	(15,806)
Fees associated with filing of Form S-1	-	-	-	-	(5,456)	-	(5,456)
Net loss	-	-	-	-	-	(1,341,036)	(1,341,036)
Balance as of March 31, 2023	-	$-	1,070,121	$107	$6,190,467	$(8,536,612)	$(2,346,038)

Conversion of common stock for Series A preferred stock	30	-	(152,638)	(15)	15	-	-
Stock based compensation	-	-	-	-	37,500	-	37,500
Modification of warrants	-	-	157,228	16	(208,572)	-	(208,556)
Common stock issued to third parties in conjunction with conversion of debt	-	-	31,075	3	197,997	-	198,000
Net loss	-	-	-	-	-	(723,124)	(723,124)
Balance as of June 30, 2023	30	$-	1,105,786	$111	$6,217,407	$(9,259,736)	$(3,042,218)

Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	255,692	-	255,692
Beneficial conversion feature in conjunction with debt issuance	-	-	-	-	81,647	-	81,647
Conversion of common stock for Series A preferred stock	72	-	(9,045)	(1)	1	-	-
Stock based compensation	-	-	-	-	37,500	-	37,500
Modification of warrants	-	-	9,167	1	(2,567)	-	(2,566)
Net loss	-	-	-	-	-	(905,726)	(905,726)
Balance as of September 30, 2023	102	$-	1,105,907	$111	$6,589,680	$(10,165,462)	$(3,575,671)

Balance as of December 31, 2023	32	$-	1,288,415	$129	$7,928,883	$(11,341,512)	$(3,412,500)
Cancellation of common stock - related party	-	-	(64,100)	(7)	7	-	-
Post split rounding of shares	-	-	512	-	-	-	-
Stock based compensation	-	-	-	-	37,500	-	37,500
Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	111,834	-	111,834
Net loss	-	-	-	-	-	(758,088)	(758,088)
Balance as of March 31, 2024	32	$-	1,224,827	$122	$8,078,224	$(12,099,600)	$(4,021,254)

Common stock issued to third parties in conjunction with conversion of debt	-	-	38,826	4	232,933	-	232,937
Preferred stock issued to third parties in conjunction with conversion of debt	1,116	-	-	-	841,418	-	841,418
Stock based compensation	-	-	-	-	37,500	-	37,500
Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	99,641	-	99,641
Net loss	-	-	-	-	-	(862,383)	(862,383)
Balance as of June 30, 2024	1,148	$-	1,263,653	$126	$9,289,716	$(12,961,983)	$(3,672,141)

Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	179,161	-	179,161
Common stock issued to third parties in conjunction with conversion of debt	-	-	118,700	12	474,782	-	474,794
Common stock issued to third party for services	-	-	38,325	4	214,546	-	214,550
Stock based compensation	-	-	-	-	37,500	-	37,500
Warrants issued to third parties for services	-	-	-	-	15,703	-	15,703
Modification of warrants	-	-	-	-	24,770	-	24,770
Net loss	-	-	-	-	-	(1,196,923)	(1,196,923)
Balance as of September 30, 2024	1,148	$-	1,420,678	$142	$10,236,178	$(14,158,906)	$(3,922,586)

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(2,817,394)	$(2,969,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,248	5,146
Amortization expense	-	2,100
Stock issued for services	214,550	-
Warrants issued for services	15,703	-
Stock based compensation	112,500	112,500
Accretion of debt discount	423,663	1,309,703
Accretion of original issuance costs	324,798	146,731
Modification of warrants	24,770	(226,929)
Changes in operating assets and liabilities:
Other current assets	2,053	(42,345)
Accounts payable	149,997	34,112
Accrued payroll and payroll taxes	969,890	375,124
Other current liabilities	(6,996)	(1,572)
Net cash used in operating activities	(582,218)	(1,255,316)

Cash flows from financing activities:
Proceeds from short-term convertible notes	771,890	1,272,000
Advance from shareholder	35,000	45,000
Repayments of advance from shareholder	(71,574)	-
Fees associated with filing of Form S-1	-	(5,456)
Net cash provided by financing activities	735,316	1,311,544

Net (decrease) increase in cash	153,098	56,228

Cash at beginning of period	11,690	8,356
Cash at end of period	$164,788	$64,584

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Warrants issued to third parties in conjunction with debt issuance	$390,637	$833,708
Original issue discount issued in conjunction with debt	$80,739	$127,200
Original issue discount issued in conjunction with extension of debt	$184,471	$305,319
Preferred stock issued to third parties in conjunction with conversion of debt	$841,418	$-
Common stock issued to third parties in conjunction with conversion of debt	$707,730	$198,000
Cancellation of common stock – related party	$7	$-
Beneficial conversion feature in conjunction with debt issuance	$-	$385,631
Conversion of common stock for Series A preferred stock	$-	$647

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

Sigyn Therapeutics, Inc. (“Sigyn”, the “Company” “we,” “us,” or “our”) develops medical devices to treat cancer and infectious disease disorders. We believe our lineup of therapeutic candidates is among the most expansive in the field of extracorporeal blood purification. To optimize the benefit of drugs to treat cancer, we invented the ImmunePrepTM platform to enhance the performance of immunotherapeutic antibodies; ChemoPrepTM to improve the delivery of chemotherapy; and ChemoPureTM to reduce chemotherapy toxicity. Our lead therapeutic candidate is Sigyn TherapyTM, which if successful, will address infectious disease disorders that are not treatable with drugs. If successfully advanced, our therapies may provide strategic value to the pharmaceutical, dialysis, and organ transplant industries.

Infectious Disease Disorders

To address infectious disease disorders that are not treatable with drugs, we designed Sigyn TherapyTM to extract deadly pathogens and toxins from a patient’s bloodstream, while simultaneously providing a mechanism to dampen down excessive immune responses that are associated with life-threatening infections. Sigyn TherapyTM has been validated to extract viral pathogens, bacterial toxins (including endotoxin), hepatic toxins and inflammatory cytokines from human blood plasma. These expansive capabilities establish Sigyn TherapyTM as a novel strategy to address several unmet needs in global health:

1.	Untreatable viral pathogens (most of the 200+ viruses that infect humans are not treatable with drugs)

2.	Antibiotic-resistant bacterial infections (an increasingly prevalent global health threat)

3.	Endotoxemia (bacterial toxin whose bloodstream presence commonly induces sepsis)

4.	Sepsis (leading cause of hospital deaths in the United States)

Previous Infectious Disease Industry Achievements

The Company’s management has relevant experience in developing blood purification technologies to treat infectious disease disorders. Most members of our team previously worked alongside our CEO while overseeing development of the first medical device to receive FDA “Emergency Use Authorization” approval to treat an infectious viral pathogen (Ebola) and the first to receive two “Breakthrough Device” designation awards from FDA. As a result of these achievements, in 2015, TIME Magazine named the device to its list of “Top Inventions” and “Top Medical Breakthroughs.”

Sigyn TherapyTM Human Studies

First-in-human clinical studies of Sigyn TherapyTM plan to enroll end-stage renal disease (ESRD) subjects with endotoxemia and concurrent inflammation, which are prevalent, yet untreatable conditions that shorten the lives of dialysis patients. Approximately 550,000 individuals suffer from ESRD in the United States. A therapeutic strategy that helps to extend the lives of ESRD patients may have quantifiable value to the dialysis industry, which is dominated by Fresenius Medical Care and DaVita, Inc. in North America. Based on the number of ESRD patients treated in their networks, every month of extended life would equate to approximately $1 billion in added revenues for each company.

Emerging Opportunity in Xenotransplantation

Beyond the post-exposure treatment of infectious disease disorders, Sigyn TherapyTM offers a potential preventative strategy to reduce the spread of infection in organ transplantations, including xenotransplantation, an emerging field related to the transplantation of an organ from a donor animal species into a human recipient. The advancement of xenotransplantation is being fueled by a global shortage of transplantable human organs and the recent emergence of gene-editing technologies that have increased the compatibility of porcine-derived (pig) kidneys for human transplantation. In the United States, approximately 90,000 individuals are on the waitlist for a kidney transplant, yet fewer than 30,000 kidney transplants are performed each year.

To optimize xenotransplantation outcomes, Sigyn TherapyTM is proposed for administration to:

1.	Gene-edited donor pigs to reduce pathogen accumulation in donor kidneys prior to their extraction for human transplantation. The feasibility of Sigyn TherapyTM administration has been demonstrated in eight (8) porcine subjects to date.

2.	Human transplant recipients during and after transplantation to reduce the bloodstream presence of pathogen, inflammatory and other circulating factors that may cause severe illness or induce the rejection of a transplanted organ, whose source may be either a human or animal donor.

This use of Sigyn TherapyTM in these applications corresponds with published FDA guidance on the need for strategies to mitigate the risk of a known or unknown pathogen being transmitted from a porcine-derived organ to a human transplant recipient.

Devices to Optimize the Benefit of Cancer Therapies

We are not a developer of drugs to treat cancer. We are a developer of medical devices to optimize the benefit of drugs to treat cancer, the 2nd leading cause of death in the United States. Our therapeutic candidates include the ImmunePrepTM platform to enhance the performance of immunotherapeutic antibodies, ChemoPrepTM to improve the delivery of chemotherapy, and ChemoPureTM to extract off-target chemotherapy from the bloodstream to reduce treatment toxicity.

ImmunePrepTM to Optimize Immunotherapeutic Antibodies

Immunotherapeutic antibodies (monoclonal antibodies, therapeutic antibodies, checkpoint inhibitors, antibody drug conjugates) generate more revenues than any other class of drug to treat cancer and are the most valued assets in global medicine based on 2023 and 2024 M&A transactions. However, therapeutic antibodies are poorly delivered to their intended cancer targets and as a result, most patients don’t respond to therapy. In many cases, less than 2% of an antibody dose will reach its cancer target, yet a significant portion of same dose can be intercepted by high concentrations of circulating decoys that display the antigen binding site of the antibody.

In response, we invented the ImmunePrepTM platform to allow for a therapeutic antibody to be immobilized within an extracorporeal circuit to sweep antibody decoys out of the bloodstream prior to the subsequent infusion of the antibody to a patient. We believe this reverse decoy mechanism will improve targeted antibody delivery and simultaneously reduce the circulating presence of the antibody’s cancer targets to further enhance patient benefit. As a platform technology, ImmunePrepTM allows for the potential development of products that may incorporate a development-stage, clinical-stage or market-approved antibody. Based on previous FDA interactions, we believe ImmunePrepTM products that incorporate market-approved antibodies may have an accelerated pathway to potential market clearance.

ChemoPrepTM to Optimize Chemotherapy Delivery

Chemotherapeutic agents are the most commonly administered class of drug to treat cancer, yet only a small fraction of infused doses reach their cancer cell targets. Contributing to inadequate delivery are high concentrations of tumor-derived exosomes, whose bloodstream presence disrupts chemotherapy delivery and corresponds with treatment resistance. We designed ChemoPrepTM to reduce the circulating presence of tumor-derived exosomes prior chemotherapy administration. Our clinical goal is to maintain or improve the efficacy of chemotherapy with lower doses, which would reduce treatment toxicity. In this regard, ChemoPrepTM aligns with the FDA “Project Optimus” initiative to minimize the toxicity of cancer drugs while maximizing patient benefit.

ChemoPureTM to Reduce Chemotherapy Toxicity

Once chemotherapy has been administered, residual off-target chemotherapy that is left to circulate in the bloodstream is more likely to cause patient harm versus benefit. In response, we designed ChemoPureTM to extract off-target chemotherapy from the bloodstream to further reduce treatment toxicity.

To learn more, visit: www.SigynTherapeutics.com.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $14,158,906 at September 30, 2024, had a working capital deficit of $4,006,168 at September 30, 2024, had net losses of $1,196,923 and $2,817,394, and $905,726 and $2,969,886 for the three and nine months ended September 30, 2024 and 2023, respectively, and net cash used in operating activities of $582,218 and $1,255,316 for the nine months ended September 30, 2024 and 2023, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to expand operations and generate revenues, the Company’s cash position will not be significant enough to support the Company’s daily operations for the foreseeable future. Management intends to raise additional funds by way of a private offering, public offering, or an asset sale transaction. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While management believes in the viability of its strategy to generate revenues and in its ability to raise additional funds or transact an asset sale, there can be no assurances to that effect or on terms acceptable to the Company. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

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

Advertising and Marketing Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. The Company had $114 and $460, and $51 and $335 of advertising expenses for the three and nine months ended September 30, 2024 and 2023, respectively.

Research and Development

All research and development costs are expensed as incurred. The Company incurred research and development expense of $206,161 and $679,183, and $215,230 and $582,232 for the three and nine months ended September 30, 2024 and 2023, respectively.

Inventories

In conjunction with the October 19, 2020 Share Exchange Agreement, the Company kept the gem inventory of Reign Resources Corporation. Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of September 30, 2024 and December 31, 2023, the Company carried primarily loose sapphire jewels, jewelry for sale, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of September 30, 2024. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time.

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

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. As of September 30, 2024 and December 31, 2023, the Company had not experienced impairment losses on its long-lived assets.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2024 and December 31, 2023, the fair value of cash, accounts payable, accrued expenses, advance from shareholder, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

For option-based simple derivative financial instruments, the Company uses the Monte Carlo simulations to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. There were no derivative financial instruments as of September 30, 2024 and December 31, 2023 and no charges or credits to income for the three and nine months ended September 30, 2024 and 2023.

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

Major Suppliers

Sigyn TherapyTM is comprised of components that are supplied by various industry vendors. Additionally, the Company is reliant on third-party organizations to conduct clinical development studies that are necessary to advance Sigyn TherapyTM toward the marketplace.

Should the relationship with an industry vendor or third-party clinical development organization be interrupted or discontinued, it is believed that alternate component suppliers and third-party clinical development organizations could be identified to support the continued advancement of Sigyn TherapyTM.

Recent Accounting Pronouncements

There are no recently issued accounting updates that are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

		September 30,	December 31,
	Estimated Life	2024	2023

Office equipment	5 years	$29,041	$29,041
Computer equipment	3 years	3,157	3,157
Accumulated depreciation		(21,150)	(16,902)
		$11,048	$15,296

Depreciation expense was $1,363 and $4,248, and $1,716 and $5,146 for the three and nine months ended September 30, 2024 and 2023, respectively, and is classified in general and administrative expenses in the unaudited condensed consolidated statements of operations.

NOTE 5 – CONVERTIBLE PROMISSORY DEBENTURES

Convertible notes payable consisted of the following:

Note Holder/Original Issuance Date	Maturity Date	Cash Received	Outstanding Balance as of September 30, 2024	Outstanding Balance as of December 31, 2023
Osher Capital Partners LLC
January 28, 2020 (“Note 1”)	August 31, 2025	$350,005	$620,553	$564,138
June 22, 2022 (“Note 2”)	August 31, 2025	75,000	103,745	94,314
August 31, 2022 (“Note 2”)	August 31, 2025	100,000	135,520	123,200
September 20, 2022 (“Note 2”)	August 31, 2025	100,000	135,520	123,200
October 20, 2022 (“Note 2”)	March 31, 2025	100,000	127,000	110,000
November 14, 2022 (“Note 2”)	March 31, 2025	50,000	64,350	55,000
December 22, 2022 (“Note 2”)	March 31, 2025	100,000	125,000	110,000
July 18, 2023 (“Note 3”)	August 31, 2025	60,000	72,600	66,000
December 7, 2023 (“Note 3”)	August 31, 2025	40,000	48,400	44,000
May 13, 2024 (“Note 4”)	May 13, 2025	35,000	40,000	-
August 19, 2024 (“Note 4”)	August 19, 2025	7,500	8,250	-

Brio Capital Master Fund, Ltd.
March 23, 2022 (“Note 2”)	August 31, 2025	100,000	142,960	129,964
November 9, 2022 (“Note 2”)	August 31, 2025	75,000	101,640	92,400
January 20, 2023 (“Note 3”)	March 31, 2025	50,000	62,500	55,000
February 9, 2023 (“Note 3”)	March 31, 2025	50,000	62,500	55,000
July 20, 2023 (“Note 3”)	August 31, 2025	40,000	48,400	44,000
January 8, 2024 (“Note 4”)	January 8, 2025	40,000	44,000	-
May 13, 2024 (“Note 4”)	May 13, 2025	35,000	40,000	-
August 20, 2024 (“Note 4”)	August 20, 2025	11,500	12,650	-

Various third-party noteholders
Various dates in fiscal 2024 (“Note 4”)	None outstanding	642,890	-	-

Previous fiscal 2021, 2022, and 2023 Osher and Brio Notes converted in fiscal 2024			-	841,420
Total convertible notes payable		$2,061,895	$1,995,588	$2,507,636
Original issue discount			(166,247)	(225,835)
Beneficial conversion feature			-	(22,013)
Debt discount			(38,476)	(49,489)

Total convertible notes payable			$1,790,865	$2,210,299

Principal payments on convertible promissory debentures are due as follows:

Year ending December 31,
2025	$1,995,588
$1,995,588

Changes in convertible notes were as follows:

	Note 1	Note 2	Note 3	Note 4	Totals
Convertible notes payable as of December 31, 2022	$700,816	$1,578,500	$-	$-	$2,279,316

Convertible notes payable issued in 2023	163,320	142,000	1,443,200	-	1,748,520
Conversion of debt for common stock	-	(341,000)	(1,179,200)	-	(1,520,200)
Convertible notes payable as of December 31, 2023	$864,136	$1,379,500	$264,000	$-	$2,507,636

Convertible notes payable issued in 2024	56,416	97,655	30,400	852,630	1,037,101
Conversion of debt for common stock	(299,999)	(541,420)	-	(707,730)	(1,549,149)
Convertible notes payable as of September 30, 2024	$620,553	$935,735	$294,400	$144,900	$1,995,588

Changes in note discounts were as follows:

	Note 1	Note 2	Note 3	Note 4	Totals
Note discounts as of December 31, 2022	$-	$642,660	$-	$-	$642,660

Note discounts issued in conjunction with debt in 2023	163,320	142,000	1,390,535	-	1,695,855
2023 accretion of note discounts	(48,325)	(683,850)	(1,309,003)	-	(2,041,178)
Note discounts as of December 31, 2023	$114,995	$100,810	$81,532	$-	$297,337

Note discounts issued in conjunction with debt in 2024	56,414	97,657	30,400	470,826	665,297
2024 accretion of note discounts	(114,995)	(116,489)	(88,501)	(427,926)	(747,911)
Note discounts as of September 30, 2024	$56,414	$81,978	$23,431	$42,900	$204,723

Convertible notes payable, net, as of December 31, 2023	$749,141	$1,278,690	$182,468	$-	$2,210,299
Convertible notes payable, net, as of September 30, 2024	$564,139	$853,757	$270,969	$102,000	$1,790,865

2023 Effective interest rate	6%	50%	496%	-%	81%
2024 Effective interest rate	19%	12%	30%	295%	37%

Current Noteholders

2024 Convertible Notes (Note 4)

During fiscal 2024, the Company entered into Original Issue Discount Senior Convertible Debentures (the “2024 Notes”) totaling (i) $852,630 aggregate principal amount of Notes (total of $771,890 cash was received) due between January and June 2025 based on $1.00 for each $0.90909 paid by the noteholders and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 213,164 shares of the Company’s Common Stock at an exercise price of $7.50 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $771,891 which was issued at a $80,739 original issue discount from the face value of the Note.

In September 2024, holders converted $474,794 in exchange for the issuance of 118,700 shares of Common Stock to the holders.

In May 2024, holders converted $232,937 in exchange for the issuance of 38,826 shares of Common Stock to the holders.

2023 Convertible Notes (Note 3)

During fiscal 2023, the Company entered into Original Issue Discount Senior Convertible Debentures (the “2023 Notes”) totaling (i) $264,000 aggregate principal amount of Notes (total of $240,000 cash was received) due in various dates from July 2024 through March 2025 based on $1.00 for each $0.90909 paid by the noteholders and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 44,002 shares of the Company’s Common Stock at an exercise price of $7.50 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $240,000 which was issued at a $24,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $4.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 30, 2024, a noteholder agreed to extend the note to August 31, 2025 for original issue discount totaling $15,400.

On April 9, 2024, a noteholder agreed to extend the note to March 31, 2025 for original issue discount totaling $15,000.

2022 Convertible Notes (Note 2)

During fiscal 2022, the Company entered into Original Issue Discount Senior Convertible Debentures (the “2022 Notes”) totaling (i) $879,428 aggregate principal amount of Notes (total of $700,000 cash was received) due on various dates from January 2024 through December 7, 2024 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 240,534 shares of the Company’s Common Stock at an exercise price of $7.50 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $770,000 which was issued at a $70,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $4.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 30, 2024, a noteholder agreed to extend the note to August 31, 2025 for original issue discount totaling $56,306.

On April 10, 2024, a noteholder agreed to extend the notes to between August 2024 and March 2025 for original issue discount totaling $41,350.

Osher – $564,139 (Note 1)

On January 28, 2020, as subsequently amended, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $564,139 aggregate principal amount of Original Issue Discount Senior Convertible Debenture due August 30, 2024, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants to purchase up to an aggregate of 102,827 shares of the Company’s Common Stock at an exercise price of $5.60 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the note and warrants was $350,005 with a total of $214,133 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $3.76 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 30, 2024, a noteholder agreed to extend the note to August 31, 2025 for original issue discount totaling $56,414.

NOTE 6 – ADVANCE FROM SHAREHOLDER

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $43,426 and $80,000 under Advance from Shareholder in the accompanying the unaudited condensed consolidated balance sheets at September 30, 2024 and December 31, 2023, respectively. The Company received advances of $35,000 and $64,500 and had repayments of $71,574 and $19,500 for the nine months ended September 30, 2024 and 2023. The advances from our CEO were not made pursuant to any loan agreements or promissory notes, are non-interest bearing and due on demand.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company authorized 10,000,000 shares of par value $0.0001 preferred stock, of which 1,148 and 32 shares are issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.

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

During fiscal 2023, holders of 161,684 shares of common stock elected to exchange these shares for an aggregate of 32 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 126.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio in the Warrant Exchange Agreement.

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

Common Stock

The Company has authorized 1,000,000,000 shares of par value $0.0001 common stock, of which 1,420,678 and 1,288,415 shares are outstanding as of September 30, 2024 and December 31, 2023, respectively.

In the nine months ended September 30, 2024, the holders of $707,730 of Original Issue Discount Senior Convertible Debentures converted their debentures in exchange for the issuance of 157,526 shares of Common Stock to the holders.

During the nine months ended September 30, 2024, the Company issued 38,325 common shares valued at $214,550 (based on the estimated fair value of the stock on the date of grant), respectively, for services rendered.

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

Restricted Stock Units

Effective October 10, 2022, the Company’s Board of Directors appointed Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel as non-executive members to the Company’s Board of Directors (“Director”). Effective January 1, 2023, each Director began receiving an annual grant of restricted stock units of $50,000. During the three and nine months ended September 30, 2024 and 2023, respectively, the Company recorded stock-based compensation totaling $37,500 and $112,500, and $37,500 and $112,500, respectively, in the unaudited condensed consolidated statements of operations.

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

Warrants

On August 24, 2024, the Company issued 3,325 warrants valued at $15,703 (based on the fair value of the options using the Black-Scholes option-pricing method on the date of grant), for services rendered.

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

On September 5, 2024, the Company entered into the 2024 Notes that included warrants at an exercise price of $7.50 (see Note 5) resulting in a modification of the warrants valued at $24,770 (based on the Black Scholes options pricing method on the modification date).

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

NOTE 8 – OPERATING LEASES

On May 27, 2021, the Company entered into a sixty-three month lease for its corporate office at $5,955 per month commencing June 15, 2021 and ending on September 30, 2026. The Company accounts for this lease in accordance with ASC 842. Adoption of the standard resulted in the initial recognition of operating lease ROU asset of $290,827 and operating lease liability of $290,827 as of June 15, 2021.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Nine Months ended September 30,		Three Months ended September 30,
	2024	2023	2024	2023
Operating lease expense	$53,757	$53,757	$17,919	$17,919
Short term lease cost	$-	$-	$-	$-
Total lease expense	$53,757	$53,757	$17,919	$17,919

In accordance with ASC 842, other information related to leases was as follows:

Nine Months ended September 30,	2024	2023
Operating cash flows from operating leases	$57,619	$55,941
Cash paid for amounts included in the measurement of lease liabilities	$57,619	$55,941

Weighted-average remaining lease term—operating leases	1.92 years	2.92 years
Weighted-average discount rate—operating leases	10%	10%

In accordance with ASC 842, maturities of operating lease liabilities as of September 30, 2024 were as follows:

Operating
Year ending:	Lease
2024 (remaining 3 months)	$19,522
2025	79,456
2026	54,225
Total undiscounted cash flows	$153,203

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	1.92 years
Weighted-average discount rate	10%
Present values	$142,398

Lease liabilities—current	67,650
Lease liabilities—long-term	74,748
Lease liabilities—total	$142,398

Difference between undiscounted and discounted cash flows	$10,805

NOTE 9 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 6 and 7, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

Employment Agreements

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. The Company incurred compensation expense of $113,750 (including accrued compensation of $113,750) and $341,250 (including accrued compensation of $341,250), and $113,750 (including accrued compensation of $113,750) and $345,585 (including accrued compensation of $174,960) for the three and nine months ended September 30, 2024 and 2023, respectively.

Mr. DeCiccio was hired December 6, 2023 as the Company’s Chief Financial Officer (“CFO”). Mr. DeCiccio receives an annual base salary of $250,000, plus discretionary bonus compensation not to exceed 40% of salary. Mr. DeCiccio’s employment also provides for medical insurance, disability benefits and three months of severance pay if his employment is terminated without cause or due to a change in control. Additionally, Mr. DeCiccio was granted stock options to purchase 17,500 shares of the Company’s common shares. The Company incurred compensation expense of $31,248 (including accrued compensation of $31,248) and $93,744 (including accrued compensation of $93,744) for the three and nine months ended September 30, 2024, respectively. Prior to Mr. DeCiccio being hired as the CFO, he was a consultant to the Company. The Company has recorded a balance due to Mr. DeCiccio of $21,575 and $35,242 under Accounts Payable in the accompanying the condensed consolidated balance sheets as of September 30, 2024 (unaudited) and December 31, 2023, respectively, for services rendered.

On April 1, 2023, the Company entered into an Employment Agreement with Dr. Annette Marleau whereby Dr. Marleau became the Company’s Chief Scientific Officer. Dr. Marleau receives an annual base salary of $300,000, with automatic 3% annual increases plus bonus compensation not to exceed 40% of salary. Dr. Marleau’s employment also provides for medical insurance, disability benefits and up to six months of severance pay if her employment is terminated by the Company. The Company incurred compensation expense of $77,250 (including accrued compensation of $64,375) and $231,750 (including accrued compensation of $193,125), and $75,000 (including accrued compensation of $37,500) and $151,610 (including accrued compensation of $37,500) for the three and nine months ended September 30, 2024 and 2023, respectively.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2024	2023	2024	2023
Convertible notes payable	509,504	546,185	509,504	546,185
Restricted stock units	41,566	12,885	12,424	4,295
Warrants to purchase shares of common stock	251,125	53,167	251,125	53,167
Total potentially dilutive shares	802,195	612,237	773,053	603,647

The following table sets forth the computation of basic and diluted net income per share:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023

Net loss attributable to the common stockholders	$(2,817,394)	$(2,969,886)	$(1,196,923)	$(905,726)

Basic weighted average outstanding shares of common stock	1,245,885	1,050,782	1,268,795	1,105,844
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	1,245,885	1,050,782	1,268,795	1,105,844

Loss per share:
Basic and diluted	$(2.26)	$(2.83)	$(0.94)	$(0.82)

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

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2024 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended September 30, 2024, except for the following:

Warrants

On October 8, 2024, the Company offered a short-term inducement to the Company’s warrant holders in which the Company will issue ¾ of a share of the Company’s common stock in exchange for each warrant. In response to this offer, 246,257 warrants were exchanged for 184,700 shares of the Company’s common stock. The Company recognized a loss of $29,971 due to the modification of the warrants in October 2024.

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

Financing Transactions

Preferred Stock

The Company has 10,000,000 shares of par value $0.0001 preferred stock authorized, of which 1,148 and 32 shares preferred shares are issued and outstanding as of September 30, 2024 and December, 31, 2023, respectively.

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

During fiscal 2023, holders of 161,684 shares of common stock elected to exchange these shares for an aggregate of 32 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 126.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio in the Warrant Exchange Agreement.

Common Stock

The Company has authorized 1,000,000,000 shares of par value $0.0001 common stock, of which 1,420,678 and 1,288,415 shares were outstanding as of September 30, 2024 and December 31, 2023, respectively.

In the nine months ended September 30, 2024, the holders of $707,730 of Original Issue Discount Senior Convertible Debentures converted their debentures in exchange for the issuance of 157,526 shares of Common Stock to the holders.

During the nine months ended September 30, 2024, the Company issued 38,325 common shares valued at $214,550 (based on the estimated fair value of the stock on the date of grant), respectively, for services rendered.

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

Restricted Stock Units

Effective October 10, 2022, the Company’s Board of Directors appointed Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel as non-executive members to the Company’s Board of Directors (“Director”). Effective January 1, 2023, each Director receives an annual grant of restricted stock units of $50,000. During the three and nine months ended September 30, 2024 and 2023, respectively, the Company recorded stock-based compensation totaling $37,500 and $112,500, and $37,500 and $112,500, respectively, in the unaudited condensed consolidated statements of operations.

Warrants

On October 8, 2024, the Company offered a short-term inducement to the Company’s warrant holders in which the Company will issue ¾ of a share of the Company’s common stock in exchange for each warrant. In response to this offer 246,257 warrants were exchanged for 184,700 shares of the Company’s common stock. The Company recognized a loss of $29,971 due to the modification of the warrants in October 2024.

On August 24, 2024, the Company issued 3,325 warrants valued at $15,703 (based on the fair value of the options using the Black-Scholes option-pricing method on the date of grant), for services rendered.

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

Current Noteholders

2024 Convertible Notes

During fiscal 2024, the Company entered into Original Issue Discount Senior Convertible Debentures (the “2024 Notes”) totaling (i) $852,630 aggregate principal amount of Notes (total of $771,891 cash was received) due between January and June 2025 based on $1.00 for each $0.90909 paid by the noteholders and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 213,164 shares of the Company’s Common Stock at an exercise price of $7.50 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $771,891 which was issued at a $80,738 original issue discount from the face value of the Note. In connection with voluntary conversions by the holders of the convertible notes, the conversion price for principal of $619,692 is $4.00 per share and principal of $232,937 is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

In September 2024, holders converted $474,793 in exchange for the issuance of 118,700 shares of Common Stock to the holders.

In May 2024, holders converted $232,937 in exchange for the issuance of 38,826 shares of Common Stock to the holders.

2023 Convertible Notes

During fiscal 2023, the Company entered into Original Issue Discount Senior Convertible Debentures (the “2023 Notes”) totaling (i) $264,000 aggregate principal amount of Notes (total of $240,000 cash was received) due in various dates from July 2024 through March 2025 based on $1.00 for each $0.90909 paid by the noteholders and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 44,002 shares of the Company’s Common Stock at an exercise price of $7.50 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $240,000 which was issued at a $24,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $4.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 30, 2024, a noteholder agreed to extend the note to August 31, 2025 for original issue discount totaling $15,400.

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

On September 30, 2024, a noteholder agreed to extend the note to August 31, 2025 for original issue discount totaling $56,306.

On April 10, 2024, a noteholder agreed to extend the notes to between August 2024 and March 2025 for original issue discount totaling $41,350.

Osher – $564,139

On January 28, 2020, as subsequently amended, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $564,139 aggregate principal amount of Original Issue Discount Senior Convertible Debenture due August 30, 2024, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants to purchase up to an aggregate of 102,827 shares of the Company’s Common Stock at an exercise price of $5.60 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the note and warrants was $350,005 with a total of $214,133 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $3.76 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 30, 2024, a noteholder agreed to extend the note to August 31, 2025 for original issue discount totaling $56,414.

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

Business Overview

Sigyn Therapeutics, Inc. (“Sigyn”, the “Company” “we,” “us,” or “our”) develops medical devices to treat cancer and infectious disease disorders. We believe our lineup of therapeutic candidates is among the most expansive in the field of extracorporeal blood purification. To optimize the benefit of drugs to treat cancer, we invented the ImmunePrepTM platform to enhance the performance of immunotherapeutic antibodies; ChemoPrepTM to improve the delivery of chemotherapy; and ChemoPureTM to reduce chemotherapy toxicity. Our lead therapeutic candidate is Sigyn TherapyTM designed to address infectious disease disorders that are not treatable with drugs. If successfully advanced, our therapies may provide strategic value to the pharmaceutical, dialysis, and organ transplant industry.

Infectious Disease Disorders

To address infectious disease disorders that are not treatable with drugs, we designed Sigyn TherapyTM to extract deadly pathogens and toxins from a patient’s bloodstream, while simultaneously providing a mechanism to dampen down excessive immune responses that are associated with life-threatening infections. Sigyn TherapyTM has been validated to extract viral pathogens, bacterial toxins (including endotoxin), hepatic toxins and inflammatory cytokines from human blood plasma. These expansive capabilities establish Sigyn TherapyTM as a novel strategy to address several unmet needs in global health:

1.	Untreatable viral pathogens (most of the 200+ viruses that infect humans are not treatable with drugs)

2.	Antibiotic-resistant bacterial infections (an increasingly prevalent global health threat)

3.	Endotoxemia (bacterial toxin whose bloodstream presence commonly induces sepsis)

4.	Sepsis (leading cause of hospital deaths in the United States)

Previous Infectious Disease Industry Achievements

The Company’s management has relevant experience in developing blood purification technologies to treat infectious disease disorders. Most members of our team previously worked alongside our CEO while overseeing development of the first medical device to receive FDA “Emergency Use Authorization” approval to treat an infectious viral pathogen (Ebola) and the first to receive two “Breakthrough Device” designation awards from FDA. As a result of these achievements, TIME Magazine named the device to its list of “Top Inventions” and “Top Medical Breakthroughs.”

Sigyn TherapyTM Human Studies

First-in-human clinical studies of Sigyn TherapyTM plan to enroll end-stage renal disease (ESRD) subjects with endotoxemia and concurrent inflammation, which are prevalent, yet untreatable conditions that shorten the lives of dialysis patients. Approximately 550,000 individuals suffer from ESRD in the United States. A therapeutic strategy that helps to extend the lives of ESRD patients may have quantifiable value to the dialysis industry, which is dominated by Fresenius Medical Care and DaVita, Inc. in North America. Based on the number of ESRD patients treated in their networks, every month of extended life would equate to approximately $1 billion in added revenues for each company.

Emerging Opportunity in Xenotransplantation

Beyond the post-exposure treatment of infectious disease disorders, Sigyn TherapyTM offers a potential preventative strategy to reduce the spread of infection in organ transplantations, including xenotransplantation, an emerging field related to the transplantation of an organ from a donor animal species into a human recipient. The advancement of xenotransplantation is being fueled by a global shortage of transplantable human organs and the recent emergence of gene-editing technologies that have increased the compatibility of porcine-derived (pig) kidneys for human transplantation. In the United States, approximately 90,000 individuals are on the waitlist for a kidney transplant, yet fewer than 30,000 kidney transplants are performed each year.

To optimize xenotransplantation outcomes, Sigyn TherapyTM is proposed for administration to:

1.	Gene-edited donor pigs to reduce pathogen accumulation in donor kidneys prior to their extraction for human transplantation. The feasibility of Sigyn TherapyTM administration has been demonstrated in eight (8) porcine subjects to date.

2.	Human transplant recipients during and after transplantation to reduce the bloodstream presence of pathogen, inflammatory and other circulating factors that may cause severe illness or induce the rejection of a transplanted organ, whose source may be either a human or animal donor.

This use of Sigyn TherapyTM in these applications corresponds with published FDA guidance on the need for strategies to mitigate the risk of a known or unknown pathogen being transmitted from a porcine-derived organ to a human transplant recipient.

Devices to Optimize the Benefit of Cancer Therapies

We are not a developer of drugs to treat cancer. We are a developer of medical devices to optimize the benefit of drugs to treat cancer, the 2nd leading cause of death in the United States. Our therapeutic candidates include the ImmunePrepTM platform to enhance the performance of immunotherapeutic antibodies, ChemoPrepTM to improve the delivery of chemotherapy, and ChemoPureTM to extract off-target chemotherapy from the bloodstream to reduce treatment toxicity.

ImmunePrepTM to Optimize Immunotherapeutic Antibodies

Immunotherapeutic antibodies (monoclonal antibodies, therapeutic antibodies, checkpoint inhibitors, antibody drug conjugates) generate more revenues than any other class of drug to treat cancer and are the most valued assets in global medicine based on 2023 and 2024 M&A transactions. However, therapeutic antibodies are poorly delivered to their intended cancer targets and, as a result, most patients don’t respond to therapy. In many cases, less than 2% of an antibody dose will reach its cancer target, yet a significant portion of same dose can be intercepted by high concentrations of circulating decoys that display the antigen binding site of the antibody.

In response, we invented the ImmunePrepTM platform to allow for a therapeutic antibody to be immobilized within an extracorporeal circuit to sweep antibody decoys out of the bloodstream prior to the subsequent infusion of the antibody to a patient. We believe this reverse decoy mechanism will improve targeted antibody delivery and simultaneously reduce the circulating presence of the antibody’s cancer targets to further enhance patient benefit. As a platform technology, ImmunePrepTM allows for the potential development of products that may incorporate a development-stage, clinical-stage or market-approved antibody. Based on previous FDA interactions, we believe ImmunePrepTM products that incorporate market-approved antibodies may have an accelerated pathway to potential market clearance.

ChemoPrepTM to Optimize Chemotherapy Delivery

Chemotherapeutic agents are the most commonly administered class of drug to treat cancer, yet only a small fraction of infused doses reach their cancer cell targets. Contributing to inadequate delivery are high concentrations of tumor-derived exosomes, whose bloodstream presence disrupts chemotherapy delivery and corresponds with treatment resistance. We designed ChemoPrepTM to reduce the circulating presence of tumor-derived exosomes prior chemotherapy administration. Our clinical goal is to maintain or improve the efficacy of chemotherapy with lower doses, which would reduce treatment toxicity. In this regard, ChemoPrepTM aligns with the FDA “Project Optimus” initiative to minimize the toxicity of cancer drugs while maximizing patient benefit.

ChemoPureTM to Reduce Chemotherapy Toxicity

Once chemotherapy has been administered, residual off-target chemotherapy that is left to circulate in the bloodstream is more likely to cause patient harm versus benefit. In response, we designed ChemoPureTM to extract off-target chemotherapy from the bloodstream to further reduce treatment toxicity.

About Sigyn TherapyTM - Our Lead Therapeutic Candidate

To address infectious disease disorders that are not treatable with drugs, we designed Sigyn TherapyTM to extract deadly pathogens and toxins from a patient’s bloodstream, while simultaneously providing a mechanism to dampen down excessive immune responses that are associated with life-threatening infections. Sigyn TherapyTM has been validated to extract viral pathogens, bacterial toxins (including endotoxin), hepatic toxins and inflammatory cytokines from human blood plasma. These expansive capabilities establish Sigyn TherapyTM as a novel strategy to address several unmet needs in global health, including untreatable viral pathogens, antibiotic-resistant bacterial infections, endotoxemia, and sepsis.

Sigyn TherapyTM Pre-Clinical Studies

Since the inception of our Company, we have advanced Sigyn TherapyTM from conceptual design through completion of pre-clinical in vitro studies that have quantified the reduction of relevant therapeutic targets from human blood plasma with small-scale versions of Sigyn TherapyTM. These include endotoxin (gram-negative bacterial toxin); peptidoglycan and lipoteichoic acid (gram-positive bacterial toxins); viral pathogens (including SARS-CoV-2); hepatic toxins (ammonia, bile acid, and bilirubin); and tumor necrosis factor alpha (TNF alpha), interleukin-1 beta (IL-1b), and interleukin 6 (IL-6), which are pro-inflammatory cytokines whose dysregulated production (the cytokine storm) precipitate sepsis and play a prominent role in each of our therapeutic opportunities.

Sigyn TherapyTM Animal Studies

Subsequent to our pre-clinical in vitro studies, we disclosed the completion of in vivo animal studies. In these studies, Sigyn TherapyTM was administered via standard dialysis machines utilizing conventional blood-tubing sets, for periods of up to six hours to eight (8) porcine (pig) subjects, each weighing approximately 40-45 kilograms. The studies were comprised of a pilot phase (two subjects), which evaluated the feasibility of the study protocol in the first-in-mammal use of Sigyn TherapyTM; and an expansion phase (six subjects) to further assess treatment feasibility and refine pre-treatment set-up and operating procedures. There were no serious adverse events reported in any of the treated animal subjects. Of the eight treatments, seven were administered for the entire six-hour treatment period. One treatment was halted early due to the observation of a clot in the device, which was believed to be the result of a procedural deviation in the pre-treatment set-up. Important criteria for treatment feasibility – including hemodynamic parameters, serum chemistries and hematologic measurements – were stable across all subjects.

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

The animal studies were conducted to correspond with FDA’s best practice guidance. The number of animals enrolled in our study and the amount of data collected was based on the ethical and least burdensome principles that underlie the FDA goal of using the minimum number of animals necessary to generate valid scientific data to demonstrate reasonable feasibility and performance of a medical device prior to human study consideration. A porcine animal model is a generally accepted model for the study of extracorporeal blood purification devices intended to treat infectious disease and inflammatory disorders. Regardless of these factors, FDA may require that we conduct additional animal studies.

Sigyn TherapyTM Clinical Plan

The data resulting from our in vivo animal and pre-clinical in vitro studies has been incorporated in an Investigational Device Exemption (IDE) that we have drafted for submission to the U.S. Food and Drug Administration (“FDA”) to support first-in-human feasibility studies of Sigyn TherapyTM. The clinical plan of our IDE proposes to enroll 12-15 End-Stage Renal Disease (“ESRD”) patients with endotoxemia and concurrent inflammation at three clinical site locations that have been identified and evaluated by a contract research organization that specializes in ESRD related clinical studies. The primary study objective is to demonstrate that Sigyn TherapyTM can be safely administered to health compromised ESRD subjects. Additionally, we plan to quantify changes in endotoxin levels as well as markers of inflammation as secondary endpoints. The clinical plan proposed in our draft IDE has not yet been provided to FDA and there is no assurance that FDA will approve the initiation of our proposed feasibility study, nor is there any assurance that we will receive FDA market approval of Sigyn TherapyTM.

Based on our previous experience in developing extracorporeal blood purification therapies, we believe we have collected sufficient data to support first-in-human studies of Sigyn TherapyTM. However, Sigyn TherapyTM is a Class III device that requires extensive pre-clinical and clinical studies to be conducted along with the submission of a Pre-Market Approval (PMA) application prior to market clearance consideration by FDA.

Sigyn TherapyTM Mechanism of Action

We designed Sigyn TherapyTM to treat life-threatening infectious disease disorders that are not addressed with drug therapies. Based on its ability to extract viral pathogens, bacterial toxins (including endotoxin), hepatic toxins and inflammatory cytokines from human blood plasma, Sigyn TherapyTM establishes a novel strategy to address several unmet needs in global health. These include untreatable viral pathogens, antibiotic resistant bacterial infections, endotoxemia, and sepsis.

To support widespread implementation, Sigyn TherapyTM is a single-use disposable device that is deployable on the global infrastructure of hemodialysis and continuous renal replacement therapy (CRRT) machines already located in hospitals and clinics. To reduce the risk of blood clotting and hemolysis, the anticoagulant heparin is administered, which is the standard-of-care drug administered in dialysis and CRRT therapies. During animal studies conducted at the University of Michigan, Sigyn TherapyTM was deployed for use on a dialysis machine manufactured by Fresenius Medical Care, a global leader in the dialysis industry.

Incorporated within Sigyn TherapyTM is a “cocktail” of adsorbent components formulated to optimize the broad-spectrum reduction of therapeutic targets from the bloodstream. In the medical field, the term “cocktail” is a reference to the simultaneous administration of multiple drugs (a drug cocktail) with differing mechanisms of actions. While drug cocktails are emerging as potential mechanisms to treat cancer, they are life-saving countermeasures to treat HIV and Hepatitis-C viral infections. However, dosing of multi-drug agent cocktails is limited by toxicity and adverse events that can result from deleterious drug interactions.

Sigyn TherapyTM is not constrained by such limitations as active adsorbent components are maintained within Sigyn TherapyTM and not introduced into the body. As a result, we are able to incorporate a substantial quantity of adsorbent components to capture therapeutic targets outside of the body as they circulate through Sigyn TherapyTM. Each adsorbent component has differing capture characteristics that contribute to optimizing the potential of Sigyn TherapyTM to reduce the circulating presence of both pathogen and inflammatory targets that underly sepsis and other life-threatening infectious disease disorders.

The adsorbent components incorporated within Sigyn TherapyTM provide more than 200,000 square meters (~50 acres) of surface area on which to adsorb and remove therapeutic targets from the bloodstream. Beyond its capacity to reduce the circulating presence of therapeutic targets we believe Sigyn TherapyTM to be a highly efficient treatment methodology. Based on targeted blood flow rates of 350ml/min, the entire bloodstream of an average size person can be processed through Sigyn TherapyTM approximately fifteen times during a single four-hour treatment period.

From a technical perspective, Sigyn TherapyTM is a 325mm long polycarbonate column that internally contains polyethersulphone hollow fibers that have porous walls with a median pore size of ~200 nanometers (nm). As blood flows into Sigyn TherapyTM, plasma and therapeutic targets below 200nm travel through the porous walls as a result of blood-side pressure. As the hollow fiber bundle within Sigyn TherapyTM creates a resistance to the flow of blood, a pressure drop is created along the length of the device such that the blood-side pressure is higher at the blood inlet and lower at the blood outlet. This allows for plasma and therapeutic targets to flow away from the blood and into the extra-lumen space (inside the polycarbonate shell, yet outside the hollow-fiber bundle) to interact with Sigyn TherapyTM adsorbent components in a low shear force environment. In the distal third of the fiber bundle, the pressure gradient is reversed, which allows for plasma to flow back through the fiber walls to be reconvened into the bloodstream without the presence of therapeutic targets that were captured or bound by adsorbent components housed in the extra-lumen space of Sigyn TherapyTM.

Opportunities to Address Unmet Needs in Global Health

Based on data obtained during pre-clinical in vitro validation studies, we are advancing Sigyn TherapyTM to address several unmet needs in global health. These include untreatable viral pathogen, antibiotic resistant bacterial infections, endotoxemia, and sepsis.

Untreatable Viral Pathogens

A majority of 200+ viruses that are known to be infectious to humans are not treatable with drug therapies. Furthermore, newly emerging viruses will remain drug-resistant until a corresponding drug is developed and demonstrated to be safe and effective in human studies. As a result, extracorporeal blood purification therapies are increasingly being deployed as first-line treatment countermeasures.

The first blood purification device to receive FDA Emergency-Use Authorization approval to treat a pandemic virus was the Hemopurifier to treat Ebola, which occurred under the leadership of our CEO at a previous company. Subsequently, the first therapies to receive FDA Emergency-Use Authorization to treat Covid-19 were blood purification therapies from Terumo BCT, ExThera Medical Corporation, CytoSorbents, Inc., and Baxter Healthcare Corporation. In connection with these approvals, FDA published a statement that blood purification devices may be effective at treating patients with confirmed COVID-19 by reducing various pathogens, cytokines, and other inflammatory mediators from their bloodstream.

Consistent with FDA’s statement, pediatric versions of Sigyn TherapyTM have demonstrated an ability to reduce the presence of various pathogens, cytokines, and other inflammatory mediators from human blood plasma. As such, we believe Sigyn TherapyTM offers an important candidate strategy to treat future pandemic outbreaks, which are increasingly being fueled by a confluence of global warming, urban crowding, and intercontinental travel.

Additionally, as many infectious viruses are not addressed with a corresponding drug or vaccine, there may be an ongoing need for blood purification technologies that offer to reduce the severity of infection and mitigate the excess production of inflammatory cytokines (the cytokine storm) associated with high mortality in non-pandemic viral infections. Sigyn TherapyTM also aligns with government initiatives to support the development of broad-spectrum medical countermeasures that could help mitigate the impact of an emerging pandemic or bioterror threat yet may also have viability in established disease indications.

Antibiotic-Resistant Bacterial Infections

According to the U.S. Centers for Disease Control and Prevention (“CDC”), nearly three million individuals are infected with antibiotic resistant bacterial infections in the U.S. each year, which results in more than 35,000 deaths. The United Nations reported approximately 5 million deaths worldwide in 2019 were associated with antimicrobial drug resistance and projects the annual death toll could increase to 10 million by 2050 in the absence of new therapeutic advances. Based on its broad-spectrum mechanism to extract bacterial toxins and inflammatory mediators from the bloodstream, Sigyn TherapyTM may provide a novel strategy to assist in the treatment of antibiotic-resistant bacterial infections.

Endotoxemia

Endotoxin is a gram-negative bacterial toxin whose bloodstream presence commonly induces sepsis, the leading cause of death in U.S. hospitals. Our initial clinical focus is directed toward the treatment of end-stage renal disease (ESRD) patients who suffer from endotoxemia and concurrent inflammation, which are prevalent, yet untreatable conditions that shorten the lives of dialysis patients.

According to the United States Renal Data System (“USRDS”), more than 550,000 individuals have ESRD, which results in approximately 85 million kidney dialysis treatments being administered in the United States each year. A therapy that could help extend the lives of these patients may have a quantifiable value to the dialysis industry, which is dominated by Fresenius Medical Care and DaVita, Inc. in North America. Based on the number of ESRD patients treated in their networks, every month of extended life would equate to approximately $1 billion in added revenues for each company.

Sepsis

Sepsis is defined as a life-threatening organ dysfunction caused by a dysregulated host response to infection. In January of 2020, a report entitled; “Global, Regional, and National Sepsis Incidence and Mortality, 1990-2017: Analysis for the Global Burden of Disease Study,” reported 48.9 million cases of sepsis and 11 million deaths in 2017. In that same year, an estimated 20.3 million sepsis cases and 2.9 million deaths were among children younger than 5-years old. The report included a reference that sepsis kills more people around the world than all forms of cancer combined. In the United States, sepsis was reported to be the most common cause of hospital deaths with an annual financial burden that exceeds $24 billion.

To date, more than 100 human studies have been conducted to evaluate the safety and efficacy of candidate drugs to treat sepsis. With one brief exception (Xigris, Eli Lilly), none of these studies resulted in a market cleared therapy. As sepsis remains beyond the reach of single-target drugs, there is a growing interest in multi-mechanism therapies that can simultaneously address both inflammatory and pathogen associated targets. Sigyn TherapyTM offers to addresses a broad-spectrum of pathogen sources and the resulting dysregulated cytokine production (the cytokine storm) that is a hallmark of sepsis.

Emerging Opportunity for Sigyn TherapyTM in Xenotransplantation

Beyond the post-exposure treatment of infectious disease disorders, Sigyn TherapyTM offers a potential preventative strategy to reduce the spread of infection in organ transplantation, including xenotransplantation, an emerging field related to the transplantation of an organ from a donor animal species into a human recipient. The advancement of xenotransplantation is being fueled by a global shortage of transplantable human organs and the recent emergence of gene-editing technologies that have increased the compatibility of porcine-derived (pig) kidneys for human transplantation. In the United States, approximately 90,000 individuals are on the waitlist for a kidney transplant, yet fewer than 30,000 kidney transplants are performed each year.

To optimize xenotransplantation outcomes, Sigyn TherapyTM is proposed for administration to:

1.	Gene-edited donor pigs to reduce pathogen accumulation in donor kidneys prior to their extraction for human transplantation. The feasibility of Sigyn TherapyTM administration has been demonstrated in eight (8) porcine subjects to date.

2.	Human transplant recipients during and after transplantation to reduce the bloodstream presence of pathogen, inflammatory and other circulating factors that may cause severe illness or induce the rejection of a transplanted organ, whose source may be either a human or animal donor.

This use of Sigyn TherapyTM in these applications corresponds with published FDA guidance on the need for strategies to mitigate the risk of a known or unknown pathogen being transmitted from a porcine-derived organ to a human transplant recipient.

Devices to Optimize the Benefit of Cancer Therapies

We are not a developer of drugs to treat cancer. We are a developer of medical devices to optimize the benefit of drugs to treat cancer, the 2nd leading cause of death in the United States. Our therapeutic candidates include the ImmunePrepTM platform to enhance the performance of immunotherapeutic antibodies, ChemoPrepTM to improve the delivery of chemotherapy, and ChemoPureTM to extract off-target chemotherapy from the bloodstream to reduce treatment toxicity. At present, we do not have any market approved products to treat cancer and there is no assurance that we will commercialize any of our proposed cancer therapies.

Unlike Sigyn TherapyTM to treat infectious disease disorders, the intent of ImmunePrepTM and ChemoPrepTM is to optimize the delivery of leading drugs to treat cancer, while ChemoPureTM introduces a strategy to reduce chemotherapy toxicity. Additionally, Sigyn TherapyTM is a hollow fiber-based device deployed for use on dialysis and continuous renal replacement machines. Whereas ImmunePrepTM, ChemoPrepTM and ChemoPureTM do not contain hollow-fibers and are intended for use on portable blood processing systems that can be located within the clinical sites where cancer therapies are infused to patients. During treatment, the functionality of the blood processing system allows for patient blood plasma to flow through our devices, which in the case of ImmunePrepTM products, therapeutic antibodies are immobilized for selective elimination of drug decoys and antibody therapeutic targets from the bloodstream. ChemoPrepTM and ChemoPureTM incorporate adsorbent components to reduce the circulating presence of particles that interfere with chemotherapy delivery and to extract off-target chemotherapy from the bloodstream as a means to reduce toxicity.

ImmunePrepTM to Optimize Immunotherapeutic Antibodies

Immunotherapeutic antibodies (monoclonal antibodies, therapeutic antibodies, checkpoint inhibitors, antibody drug conjugates) generate more revenues than any other class of drug to treat cancer and are the most valued assets in global medicine based on 2023 and 2024 M&A transactions. However, therapeutic antibodies are poorly delivered to their intended cancer targets and as a result, most patients don’t respond to therapy. In many cases, less than 2% of an antibody dose will reach its cancer target, yet a significant portion of same dose can be intercepted by high concentrations of circulating decoys that display the antigen binding site of the antibody.

In response, we invented the ImmunePrepTM platform to allow for a therapeutic antibody to be immobilized within an extracorporeal circuit to sweep antibody decoys out of the bloodstream prior to the subsequent infusion of the antibody to a patient. We believe this reverse decoy mechanism will improve targeted antibody delivery and simultaneously reduce the circulating presence of the antibody’s cancer targets to further enhance patient benefit. As a platform technology, ImmunePrepTM allows for the potential development of products that may incorporate a development-stage, clinical-stage or market-approved antibody. Based on previous FDA interactions, we believe ImmunePrepTM products that incorporate market-approved antibodies may have an accelerated pathway to potential market clearance.

ChemoPrepTM to Optimize Chemotherapy Delivery

Chemotherapeutic agents are the most commonly administered class of drug to treat cancer, yet only a small fraction of infused doses reach their cancer cell targets. Contributing to inadequate delivery are high concentrations of tumor-derived exosomes, whose bloodstream presence disrupts chemotherapy delivery and corresponds with treatment resistance. We designed ChemoPrepTM to reduce the circulating presence of tumor-derived exosomes prior chemotherapy administration. Our clinical goal is to maintain or improve the efficacy of chemotherapy with lower doses, which would reduce treatment toxicity. In this regard, ChemoPrepTM aligns with the FDA “Project Optimus” initiative to minimize the toxicity of cancer drugs while maximizing patient benefit.

ChemoPureTM to Reduce Chemotherapy Toxicity

Once chemotherapy has been administered, residual off-target chemotherapy that is left to circulate in the bloodstream is more likely to cause patient harm versus benefit. In response, we designed ChemoPureTM to extract off-target chemotherapy from the bloodstream to further reduce treatment toxicity.

Marketing and Sales

Our primary focus is the regulatory and clinical advancement of Sigyn TherapyTM and the continued development of our cancer treatment technologies. We do not market or sell any therapeutic products at this time. However, we may choose to forge relationships with organizations that have established distribution channels into markets that may have a demand for our therapies should they receive market clearance from FDA or other foreign regulatory agencies.

Intellectual Property

We own the intellectual property rights to pending royalty-free patents that have been assigned to us by our CEO and other employee inventors. We have also received a “Notice of Allowance” from the USPTO related to the use of Sigyn Therapeutics, Sigyn TherapyTM, and the protection of our corporate logo. We plan to continually expand our intellectual property portfolio and protect trade secrets that are not the subject of patent submissions. However, there is no assurance that the claims of current pending and future patent applications will result in issued patents. Pending changes in patent law, it is anticipated that each patent that becomes issued will have an enforceable life that will extend for a period of 20 years from the initial patent filing date (i.e., the priority date) and will expire at the end of such 20-year terms.

At present, we own the rights to the following patents pending.

EXTRACORPOREAL THERAPIES FOR XENOTRANSPLANTATION – U.S. Patent Application No.: 63/707,507; Priority Date: 10/15/2024 - Inventors: James A. Joyce and Annette M. Marleau

DEVICES FOR ENHANCING THE ACTIVITY OF THERAPEUTIC ANTIBODIES – International Patent Application No.: PCT/US2024/028579; Priority Date: 05/10/2023 - Inventors: James A. Joyce and Annette M. Marleau

SYSTEM AND METHODS TO ENHANCE CHEMOTHERAPY DELIVERY AND REDUCE TOXICITY – U.S. Patent Application No.: 18/373,829; Priority Date: 09/28/2022 - Inventor: James A. Joyce

SYSTEM AND METHODS TO ENHANCE CHEMOTHERAPY DELIVERY AND REDUCE TOXICITY – International Patent Application No.: PCT/US2023/033878; Priority Date: 09/28/2022 - Inventor: James A. Joyce

EXTRA-LUMEN ADSORPTION OF VIRAL PATHOGENS FROM BLOOD – U.S. Patent Application No.: 18/802,722; Priority Date: 2021-04-21- Inventor: James A. Joyce

EXTRA-LUMEN ADSORPTION OF VIRAL PATHOGENS FROM BLOOD – EP No.: 22722028.2; Priority Date: 2021-04-21 - Inventor: James A. Joyce

EXTRA-LUMEN ADSORPTION OF VIRAL PATHOGENS FROM BLOOD – CA No.: 3,214,888; Priority Date: 2021-04-21 - Inventor: James A. Joyce

EXTRA-LUMEN ADSORPTION OF VIRAL PATHOGENS FROM BLOOD – International Patent Application No.: PCT/US2022/025495; Priority Date: 2021-04-01 - Inventor: James A. Joyce

DEVICES, SYSTEMS AND METHODS FOR THE BROAD-SPECTRUM REDUCTION OF PRO-INFLAMMATORY CYTOKINES IN BLOOD – International Patent Application No.: PCT/US2020/044223; Priority Date: 2019-08-01 - Inventors: James Joyce and Craig P. Roberts

DEVICES, SYSTEMS AND METHODS FOR THE BROAD-SPECTRUM REDUCTION OF PRO-INFLAMMATORY CYTOKINES IN BLOOD – U.S. Patent Application No.: 16/943,436; Priority Date: 2019-08-01 - Inventors: James A. Joyce and Craig P. Roberts

DEVICES, SYSTEMS AND METHODS FOR THE BROAD-SPECTRUM REDUCTION OF PRO-INFLAMMATORY CYTOKINES IN BLOOD – EP No.: 20757445.0; Priority Date: 2019-08-01 - Inventors: James A. Joyce and Craig P. Roberts

DEVICES, SYSTEMS AND METHODS FOR THE BROAD-SPECTRUM REDUCTION OF PRO-INFLAMMATORY CYTOKINES IN BLOOD – CA No.: 3,148,773; Priority Date: 2019-08-01 - Inventors: James A. Joyce and Craig P. Roberts

Government Regulation

In the United States, our medical devices are subject to regulation by the FDA. Should we seek to commercialize our products outside the United States, we expect to face comparable international regulatory oversight. The U.S. regulatory jurisdiction for extracorporeal blood purification therapies is the Center for Devices and Radiological Health (“CDRH”), the FDA branch that oversees the market approval of medical devices.

Based on published CDRH guidance, we believe that each of our therapeutic candidates will be classified as Class III medical devices that are subject to a Pre-Market Approval (“PMA”) submission pathway. A PMA pathway requires extensive data, including but not limited to technical documents, preclinical studies, animal studies, human clinical trials, the establishment of Current Good Manufacturing Practices (“cGMPs”) standards and labelling that fulfils FDA’s requirement to demonstrate reasonable evidence of safety and effectiveness of a medical device product. However, as our therapeutic candidates do not emit electronic product radiation, they will not be subject to regulatory challenges associated with medical devices that emit electronic radiation.

The commercialization of medical devices in the United States requires either a prior 510(k) clearance, unless it is exempt, or a PMA from the FDA. Generally, if a new device has a predicate that is already on the market under a 510(k) clearance, the FDA will allow that new device to be marketed under a 510(k) clearance; otherwise, a premarket approval, or PMA, is required. Medical devices are classified into one of three classes; Class I, Class II or Class III which are determined by the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are subject to the general controls of the Federal Food, Drug and Cosmetic Act, such as provisions that relate to: adulteration; misbranding; registration and listing; notification, including repair, replacement, or refund; records and reports; and good manufacturing practices. Most Class I devices are classified as exempt from pre-market notification under section 510(k) of the FD&C Act, and therefore may be commercially distributed without obtaining 510(k) clearance from the FDA. Class II devices are subject to both general controls and special controls to provide reasonable assurance of safety and effectiveness. Special controls include performance standards, post market surveillance, patient registries and guidance documents. A manufacturer may be required to submit to the FDA a pre-market notification requesting permission to commercially distribute some Class II devices. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III. A Class III device cannot be marketed in the United States unless the FDA approves the device after submission of a PMA. We believe that all of our therapeutic candidates will be classified as a Class III device and as such will be subject to a PMA submission and approval.

Should Sigyn TherapyTM or any of our other therapeutic candidates receive market clearance from FDA, we would need to comply with applicable laws and regulations that govern the development, testing, manufacturing, labeling, marketing, storage, distribution, advertising and promotion, and post-marketing surveillance reporting for medical devices. Failure to comply with these applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as issuance of warning letters, import detentions, civil monetary penalties and/or judicial sanctions, such as product seizures, injunctions and criminal prosecution. Our failure to comply with any of these laws and regulations could have a material adverse effect on our operations.

The Pre-market Approval Pathway

A pre-market approval (“PMA”) application must be submitted to FDA for Class III devices requiring a PMA. The PMA application process is more demanding than the 510(k)-pre-market notification process. A PMA application must be supported by extensive data, including but not limited to technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction reasonable evidence of safety and effectiveness of the device.

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

Clinical Trials

Clinical trials are almost always required to support PMA market clearance and are sometimes required for 510(k) clearance. In the United States, for significant risk Class III devices, these trials require submission of an Investigational Device Exemption (IDE) application to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients at specified study sites. During the trial, the sponsor must comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting and record keeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices and comply with all reporting and record keeping requirements. Clinical trials for Class III devices may not begin until the IDE application is approved by the FDA and the appropriate institutional review boards, or IRBs, at the clinical trial sites. An IRB is an appropriately constituted group that has been formally designated to review and monitor medical research involving subjects and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety and welfare of human research subjects. The FDA or the IRB at each site at which a clinical trial is being performed may withdraw approval of a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits or a failure to comply with FDA or IRB requirements. Even if a trial is completed, there is no assurance that clinical testing will demonstrate the safety and effectiveness of Sigyn TherapyTM or other pipeline devices.

Manufacturing and Procurement

At present, we plan to manufacture Sigyn TherapyTM and other candidate products through contracts with FDA registered Contract Manufacturing Organizations (CMO) to establish cGMPs compliant manufacturing to support human clinical studies and potential commercialization should we receive clearance from FDA to market one or more of our products. We plan to establish manufacturing procedure specifications that define each stage of our manufacturing, inspection and testing processes and the control parameters or acceptance criteria that apply to each activity that result in the production of our technologies.

We have also established relationships with industry vendors that provide components necessary to manufacture Sigyn TherapyTM. Should the relationship with an industry vendor be interrupted or discontinued, we believe that alternate component suppliers can be identified to support continued manufacturing. However, delays related to interrupted or discontinued vendor relationships could adversely impact our business.

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

Competition

Our therapeutic candidates provide a novel approach and are not similar to other products in the marketplace. However, there are there may be medical device or pharmaceutics companies that may develop products that could compete directly with our therapeutic candidates. If these companies develop competing products, they have far greater resources to support the clinical advancement and post approval marketing of their products within the medical industry than we do.

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

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following discussion represents a comparison of our results of operations for the three months ended September 30, 2024 and 2023. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended September 30,
	2024	2023

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	808,458	642,814
Other expense	388,465	262,912
Net loss before income taxes	$(1,196,923)	$(905,726)

Net Revenues

For the three months ended September 30, 2024 and 2023, we had no revenues.

Cost of Sales

For the three months ended September 30, 2024 and 2023, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses increased by $165,644, or 25.8%, to $808,458 for three months ended September 30, 2024 from $642,814 for the three months ended September 30, 2023 primarily due to increases in investor relations costs of $192,886, compensation costs of $17,522, and professional fees of $17,051, offset primarily by decreases in consulting fees of $18,197, research and development costs of $9,069, insurance costs of $21,114, depreciation costs of $353, amortization costs of $300, and general and administration costs of $12,782 as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended September 30, 2024, we had marketing expenses of $114, research and development costs of $206,161, stock based compensation of $37,500, and general and administrative expenses of $564,683 primarily due to professional fees of $57,536, compensation costs of $176,463, rent expense of $19,480, depreciation costs of $1,363, investor relations costs of $211,860, consulting fees of $51,503, insurance expense of $43,669, and general and administration costs of $2,809, as a result of adding administrative infrastructure for our anticipated business development.

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

Other Expense

Other expense for the three months ended September 30, 2024 totaled $388,465 primarily due to interest expense of $263,719 in conjunction with accretion of debt discount, interest expense of $99,126 in conjunction with accretion of original issuance discount, interest expense of $850, and modification of warrants of $24,770, compared to other expense of $262,912 for the three months ended September 30, 2023 primarily due to interest expense of $220,854 in conjunction with accretion of debt discount, interest expense of $43,955 in conjunction with accretion of original issuance discount, interest expense of $670, and modification of warrants of $2,567.

Net loss before income taxes

Net loss before income taxes for the three months ended September 30, 2024 totaled $1,196,923 primarily due to increases in compensation costs, professional fees, investor relations costs, and research and development costs, offset primarily by decreases in consulting fees, rent, insurance, depreciation, amortization, and general and administration costs compared to a loss of $905,726 for the three months ended September 30, 2023 primarily due to increases in consulting fees, research and development costs, rent, stock based compensation, travel costs, and general and administration costs, offset primarily by decreases in compensation costs, professional fees, marketing costs, investor relations costs, insurance, and amortization costs.

Assets and Liabilities

Assets were $427,438 as of September 30, 2024. Assets consisted primarily of cash of $164,788, inventories of $50,000, other current assets of $54,320, equipment of $11,048, operating lease right-of-use assets of $126,571, and other assets of $20,711. Liabilities were $4,350,024 as of September 30, 2024. Liabilities consisted primarily of accounts payable of $611,643, accrued payroll and payroll taxes of $1,761,644, advance from shareholder of $43,426, other current liabilities of $48, convertible notes of $1,790,865, net of $204,723 of unamortized debt discount and debt issuance costs, and operating lease liabilities of $142,398.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following discussion represents a comparison of our results of operations for the nine months ended September 30, 2024 and 2023. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Nine Months Ended September 30,
	2024	2023

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	2,041,232	1,738,081
Other expense	776,162	1,231,805
Net loss before income taxes	$(2,817,394)	$(2,969,886)

Net Revenues

For the nine months ended September 30, 2024 and 2023, we had no revenues.

Cost of Sales

For the nine months ended September 30, 2024 and 2023, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses increased by $303,151, or 17.4%, to $2,041,232 for nine months ended September 30, 2024 from $1,738,081 for the nine months ended September 30, 2023 primarily due to increases in research and development costs of $96,951, investor relations costs of $207,374, insurance costs of $2,802, marketing costs of $125, and compensation costs of $79,853, offset primarily by decreases in consulting fees of $58,189, depreciation costs of $898, amortization costs of $2,100, professional fees of $4,331, travel costs of $2,170, rent of $523, and general and administration costs of $15,743 as a result of adding administrative infrastructure for our anticipated business development.

For the nine months ended September 30, 2024, we had marketing expenses of $460, research and development costs of $679,183, stock based compensation of $112,500, and general and administrative expenses of $1,249,089 primarily due to professional fees of $136,850, compensation costs of $534,421, rent expense of $58,252, depreciation costs of $4,248, investor relations costs of $234,393, consulting fees of $107,503, insurance expense of $160,607, and general and administration costs of $12,815, as a result of adding administrative infrastructure for our anticipated business development.

For the nine months ended September 30, 2023, we had marketing expenses of $335, research and development costs of $582,232, stock based compensation of $112,500, and general and administrative expenses of $1,043,014 primarily due to professional fees of $141,181, compensation costs of $454,568, rent expense of $58,775, depreciation costs of $5,146, amortization costs of $2,100, investor relations costs of $27,019, consulting fees of $165,692, insurance expense of $157,805, travel costs of $2,170, and general and administration costs of $28,558, as a result of adding administrative infrastructure for our anticipated business development.

Other Expense

Other expense for the nine months ended September 30, 2024 totaled $776,162 primarily due to interest expense of $423,663 in conjunction with accretion of debt discount, interest expense of $324,798 in conjunction with accretion of original issuance discount, interest expense of $2,931, and modification of warrants of $24,770, compared to other expense of $1,231,805 for the nine months ended September 30, 2023 primarily due to interest expense of $1,309,703 in conjunction with accretion of debt discount, interest expense of $146,731 in conjunction with accretion of original issuance discount, interest expense of $2,300, and modification of warrants of $226,929.

Net loss before income taxes

Net loss before income taxes for the nine months ended September 30, 2024 totaled $2,817,394 primarily due to increases in insurance, marketing costs, investor relations costs, research and development costs, and compensation costs, offset primarily by decreases in professional fees, consulting fees, depreciation, amortization, and general and administration costs compensation costs, compared to a loss of $2,969,886 for the nine months ended September 30, 2023 primarily due to increases in consulting fees, research and development costs, rent, travel costs, stock based compensation, and general and administration costs, offset primarily by decreases in compensation costs, professional fees, marketing costs, investor relations costs, insurance, and amortization costs.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $14,158,906 at September 30, 2024, had a working capital deficit of $4,006,168 and $3,489,941 at September 30, 2024 and December 31, 2023, respectively, had net losses of $1,196,923 and $2,817,394, and $905,726 and $2,969,886 for the three and nine months ended September 30, 2024 and 2023, respectively, and net cash used in operating activities of $582,218 and $1,255,316 for the nine months ended September 30, 2024 and 2023, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to expand operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public offering or an asset sale transaction. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While management believes in the viability of its strategy to generate revenues and in its ability to raise additional funds or transact an asset sale, there can be no assurances to that effect or on terms acceptable to the Company. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

General – Overall, we had an increase in cash flows for the nine months ended September 30, 2024 of $153,098 resulting from cash provided by financing activities of $735,316, offset partially by cash used in operating activities of $582,218.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended September 30,
	2024	2023

Net cash provided by (used in):
Operating activities	$(582,218)	$(1,255,316)
Investing activities	-	-
Financing activities	735,316	1,311,544
	$153,098	$56,228

Cash Flows from Operating Activities – For the nine months ended September 30, 2024, net cash used in operations was $582,218 compared to net cash used in operations of $1,255,316 for the nine months ended September 30, 2023. Net cash used in operations was primarily due to a net loss of $2,817,394 for nine months ended September 30, 2024 and the changes in operating assets and liabilities of $1,114,944, primarily due to the changes in accounts payable of $149,997, other current assets of $2,053, accrued payroll and payroll taxes of $969,890, offset partially by the change in other current liabilities of $6,996. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $4,248, stock issued for services of $214,550, warrants issued for services of $15,703, stock-based compensation of $112,500, accretion of original issuance costs of $324,798, the accretion of debt discount of $423,663, and modification of warrants of $24,770.

For the nine months ended September 30, 2023, net cash used in operations was primarily due to a net loss of $2,969,886 and the changes in operating assets and liabilities of $365,319, primarily due to the increase in accounts payable of $34,112 and accrued payroll and payroll taxes of $375,124, offset partially by the decrease in other current liabilities of $1,572, and other current assets of $42,345. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $5,146, amortization expense of $2,100, stock based compensation of $112,500, accretion of debt discount of $1,309,703, accretion of original issuance costs of $146,731, and modification of warrants of $226,929.

Cash Flows from Investing Activities – For the nine months ended September 30, 2024 and 2023, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities – For the nine months ended September 30, 2024, net cash provided by financing was $735,316, due to proceeds from short term convertible notes of $771,890 and advance from shareholder of $35,000, offset primarily by repayments of advance from shareholder of $71,574 compared to cash provided by financing activities of $1,311,544 for the nine months ended September 30, 2023 due to proceeds from short term convertible notes of $1,272,000, advances from shareholder of $45,000, and fees associated with the filing of the Company’s Form S-1 of $5,456.

Financing – We expect that our current working capital position, together with our expected future cash flows from operations will be insufficient to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months. As stated above, management intends to raise additional funds by way of a private offering, public offering, or an asset sale transaction, however there can be no assurance that we will be successful in completing such transactions.

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

Convertible Notes Payable

During fiscal 2024, the Company entered into Original Issue Discount Senior Convertible Debentures (the “2024 Notes”) totaling (i) $852,630 aggregate principal amount of Notes (total of $771,891 cash was received) due between January and June 2025 based on $1.00 for each $0.90909 paid by the noteholders and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 213,164 shares of the Company’s Common Stock at an exercise price of $7.50 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $771,891 which was issued at a $80,738 original issue discount from the face value of the Note. In connection with voluntary conversions by the holders of the convertible notes, the conversion price for principal of $619,692 is $4.00 per share and principal of $232,937 is $6.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

In September 2024, holders converted $474,793 in exchange for the issuance of 118,700 shares of Common Stock to the holders.

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

Advance from Shareholder

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $43,426 and $80,000 under Advance from Shareholder in the accompanying the unaudited condensed consolidated balance sheets at September 30, 2024 and December 31, 2023, respectively. The Company received advances of $35,000 and $64,500 and had repayments of $71,574 and $19,500 for the nine months ended September 30, 2024 and 2023. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are non-interest bearing and due on demand.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

As of the end of the period covered by this report (September 30, 2024), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of September 30, 2024, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the three and nine months ended September 30, 2024 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ending September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In August 2024 and September 2024, the Company entered into an Original Issue Discount Senior Convertible Debentures (the “2024 Notes”) totaling (i) $303,193 aggregate principal amount of Note (total of $275,630 cash was received) due from August 2025 through September 2025 based on $1.00 for each $0.90909 paid by the noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 75,800 shares of the Company’s Common Stock at an exercise price of $7.50 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $275,630 which was issued at a $27,563 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by the holders of the convertible notes is $4.00 per share. In September 2024, holders converted $282,293 in exchange for the issuance of 70,574 shares of Common Stock to the holders. All of the securities discussed in this Item 2 were all issued in reliance on the exemption under Section 4(a)(2) of the Securities Act since the investors were sophisticated investors and familiar with our management and operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended September 30, 2024, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit
Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation*

3.2(2)	Certificate of Amendment to Certificate of Incorporation*

3.3(3)	Certificate of Amendment to Certificate of Incorporation*

10.1	Form of Notice of Conversion for September 2024 Conversion of Convertible Debentures**

10.2	Form of Warrant Exchange for October 2024 Exchange of Warrants for Common Stock**

31.1	Certification by Principal Executive Officer pursuant to Rule13a-14(a).

31.2	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a).

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.

**	Filed herewith.

+	Management contract or compensatory plan

(1)	Filed as Exhibit 3.1 to Company’s Current Report on Form 8-K filed with the Commission on December 24, 2015

(2)	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 23, 2020

(3)	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2024

All references to Registrant’s Forms 8-K, 10-K and 10-Q include reference to File No. 000-55575

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Sigyn Therapeutics, Inc. a Delaware corporation

Dated: November 19, 2024	By:	/s/ James Joyce
James Joyce
Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 19, 2024	By:	/s/ Gerald DeCiccio
Gerald DeCiccio
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 19, 2024	By:	/s/ Craig Roberts
Craig Roberts
Chief Technology Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Joyce	Chief Executive Officer and Director	November 19, 2024
James Joyce	(Principal Executive Officer)

/s/ Gerald DeCiccio	Chief Financial Officer	November 19, 2024
Gerald DeCiccio	(Principal Financial and Accounting Officer)

/s/ Craig Roberts	CTO and Director	November 19, 2024
Craig Roberts

/s/ Richa Nand	Director	November 19, 2024
Richa Nand

/s/ Jim Dorst	Director	November 19, 2024
Jim Dorst

/s/ Chris Wetzel	Director	November 19, 2024
Chris Wetzel

