Form 10-K
period 2024-12-31
Sigyn Therapeutics, Inc.
filed 2025-04-15
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant was $3,605,453. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of April 11, 2025, there were 1,605,377 shares of common stock outstanding.

SIGYN THERAPEUTICS, INC.

2024 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1. Business

Background

Business Overview

Sigyn Therapeutics, Inc. (“Sigyn”, the “Company” “we,” “us,” or “our”) develops medical devices to treat cancer and infectious disease disorders. We believe our lineup of therapeutic candidates is among the most expansive in the field of extracorporeal blood purification. To optimize the benefit of drugs to treat cancer, we invented the ImmunePrepTM platform to enhance the performance of immunotherapeutic antibodies; ChemoPrepTM to improve the delivery of chemotherapy; and ChemoPureTM to reduce chemotherapy toxicity. Our lead therapeutic candidate is Sigyn TherapyTM to address infectious disease disorders that are not treatable with drugs. If successfully advanced, our therapies offer to provide strategic value to the pharmaceutical, dialysis, and organ transplant industry.

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

Previous Infectious Disease Industry Achievements

We have relevant experience in developing blood purification technologies to treat infectious disease disorders. Most members of our team previously worked alongside our CEO while overseeing development of the first medical device to receive FDA “Emergency Use Authorization” approval to treat an infectious viral pathogen (Ebola) and the first to receive two “Breakthrough Device” designation awards from FDA. As a result of these achievements, TIME Magazine named the device to its list of “Top Inventions” and “Top Medical Breakthroughs.”

Sigyn TherapyTM Human Studies

First-in-human clinical studies of Sigyn TherapyTM plan to enroll end-stage renal disease (ESRD) subjects with endotoxemia and concurrent inflammation, which are prevalent, yet untreatable conditions that shorten the lives of dialysis patients. Approximately 550,000 individuals suffer from ESRD in the United States. A therapeutic strategy that helped to extend the lives of ESRD patients may have quantifiable value to the dialysis industry, which is dominated by Fresenius Medical Care and DaVita, Inc. in North America. Based on the number of ESRD patients treated in their networks, every month of extended life would equate to approximately $1 billion in added revenues for each company.

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

About Sigyn Therapy - Our Lead Therapeutic Candidate

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

Sigyn TherapyTM Pre-Clinical Studies

Since the inception of our Company, we have advanced Sigyn Therapy from conceptual design through completion of pre-clinical in vitro studies that have quantified the reduction of relevant therapeutic targets from human blood plasma with small-scale versions of Sigyn Therapy. These include endotoxin (gram-negative bacterial toxin); peptidoglycan and lipoteichoic acid (gram-positive bacterial toxins); viral pathogens (including SARS-CoV-2); hepatic toxins (ammonia, bile acid, and bilirubin); and tumor necrosis factor alpha (TNF alpha), interleukin-1 beta (IL-1b), and interleukin 6 (IL-6), which are pro-inflammatory cytokines whose dysregulated production (the cytokine storm) precipitate sepsis and play a prominent role in each of our therapeutic opportunities.

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

Sigyn TherapyTM Clinical Plan

The data resulting from our in vivo animal and pre-clinical in vitro studies has been incorporated in an Investigational Device Exemption (IDE) that we have drafted for submission to the U.S. Food and Drug Administration (“FDA”) to support first-in-human feasibility studies of Sigyn Therapy. The clinical plan of our IDE proposes to enroll 12-15 End-Stage Renal Disease (“ESRD”) patients with endotoxemia and concurrent inflammation at three clinical site locations that have been identified and evaluated by a contract research organization that specializes in ESRD related clinical studies. The primary study objective is to demonstrate that Sigyn Therapy can be safely administered to health compromised ESRD subjects. Additionally, we plan to quantify changes in endotoxin levels as well as markers of inflammation as secondary endpoints. The clinical plan proposed in our draft IDE has not yet been provided to FDA and there is no assurance that FDA will approve the initiation of our proposed feasibility study, nor is there any assurance that we will receive FDA market approval of Sigyn TherapyTM.

Based on our previous experience in developing extracorporeal blood purification therapies, we believe we have collected sufficient data to support first-in-human studies of Sigyn Therapy. However, Sigyn Therapy is a Class III device that requires extensive pre-clinical and clinical studies to be conducted along with the submission of a Pre-Market Approval (PMA) application prior to market clearance consideration by FDA.

Sigyn Therapy Mechanism of Action

We designed Sigyn Therapy to treat life-threatening infectious disease disorders that are not addressed with drug therapies. Based on its ability to extract viral pathogens, bacterial toxins (including endotoxin), hepatic toxins and inflammatory cytokines from human blood plasma, Sigyn TherapyTM establishes a novel strategy to address several unmet needs in global health. These include untreatable viral pathogens, antibiotic resistant bacterial infections, endotoxemia, and sepsis.

To support widespread implementation, Sigyn Therapy is a single-use disposable device that is deployable on the global infrastructure of hemodialysis and continuous renal replacement therapy (CRRT) machines already located in hospitals and clinics. To reduce the risk of blood clotting and hemolysis, the anticoagulant heparin is administered, which is the standard-of-care drug administered in dialysis and CRRT therapies. During animal studies conducted at the University of Michigan, Sigyn Therapy was deployed for use on a dialysis machine manufactured by Fresenius Medical Care, a global leader in the dialysis industry.

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

Sigyn Therapy is not constrained by such limitations as active adsorbent components are maintained within Sigyn Therapy and not introduced into the body. As a result, we are able to incorporate a substantial quantity of adsorbent components to capture therapeutic targets outside of the body as they circulate through Sigyn Therapy. Each adsorbent component has differing capture characteristics that contribute to optimizing the potential of Sigyn Therapy to reduce the circulating presence of both pathogen and inflammatory targets that underly sepsis and other life-threatening infectious disease disorders.

The adsorbent components incorporated within Sigyn Therapy provide more than 200,000 square meters (~50 acres) of surface area on which to adsorb and remove therapeutic targets from the bloodstream. Beyond its capacity to reduce the circulating presence of therapeutic targets we believe Sigyn Therapy to be a highly efficient treatment methodology. Based on targeted blood flow rates of 350ml/min, the entire bloodstream of an average size person can be processed through Sigyn Therapy approximately fifteen times during a single four-hour treatment period.

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

The first blood purification device to receive FDA Emergency-Use Authorization approval to treat a pandemic virus was the Hemopurifier to treat Ebola, which occurred under the leadership of our CEO. Subsequently, the first therapies to receive FDA Emergency-Use Authorization to treat Covid-19 were blood purification therapies from Terumo BCT, ExThera Medical Corporation, CytoSorbents, Inc., and Baxter Healthcare Corporation. In connection with these approvals, FDA published a statement that blood purification devices may be effective at treating patients with confirmed COVID-19 by reducing various pathogens, cytokines, and other inflammatory mediators from their bloodstream.

Consistent with FDA’s statement, pediatric versions of Sigyn Therapy have demonstrated an ability to reduce the presence of various pathogens, cytokines, and other inflammatory mediators from human blood plasma. As such, we believe Sigyn Therapy offers an important candidate strategy to treat future pandemic outbreaks, which are increasingly being fueled by a confluence of global warming, urban crowding, and intercontinental travel.

Additionally, as many infectious viruses are not addressed with a corresponding drug or vaccine, there may be an ongoing need for blood purification technologies that offer to reduce the severity of infection and mitigate the excess production of inflammatory cytokines (the cytokine storm) associated with high mortality in non-pandemic viral infections. Sigyn Therapy also aligns with government initiatives to support the development of broad-spectrum medical countermeasures that could help mitigate the impact of an emerging pandemic or bioterror threat yet may also have viability in established disease indications.

Antibiotic-Resistant Bacterial Infections

According to the U.S. Centers for Disease Control and Prevention (“CDC”), nearly three million individuals are infected with antibiotic resistant bacterial infections in the U.S. each year, which results in more than 35,000 deaths. The United Nations reported approximately 5 million deaths in 2019 were associated with antimicrobial drug resistance and projects the annual death toll could increase to 10 million by 2050 in the absence of new therapeutic advances. Based on its broad-spectrum mechanism to extract bacterial toxins and inflammatory mediators from the bloodstream, Sigyn Therapy may provide a novel strategy to assist in the treatment of antibiotic-resistant bacterial infections.

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

To date, more than 100 human studies have been conducted to evaluate the safety and efficacy of candidate drugs to treat sepsis. With one brief exception (Xigris, Eli Lilly), none of these studies resulted in a market cleared therapy. As sepsis remains beyond the reach of single-target drugs, there is a growing interest in multi-mechanism therapies that can simultaneously address both inflammatory and pathogen associated targets. Sigyn Therapy offers to addresses a broad-spectrum of pathogen sources and the resulting dysregulated cytokine production (the cytokine storm) that is a hallmark of sepsis.

Emerging Opportunity for Sigyn Therapy in Xenotransplantation

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

Marketing and Sales

Our primary focus is the regulatory and clinical advancement of Sigyn Therapy and the continued development of our cancer treatment technologies. We do not market or sell any therapeutic products at this time. However, we may choose to forge relationships with organizations that have established distribution channels into markets that may have a demand for our therapies should they receive market clearance from FDA or other foreign regulatory agencies.

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

Should Sigyn Therapy or any of our other therapeutic candidates receive market clearance from FDA, we would need to comply with applicable laws and regulations that govern the development, testing, manufacturing, labeling, marketing, storage, distribution, advertising and promotion, and post-marketing surveillance reporting for medical devices. Failure to comply with these applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as issuance of warning letters, import detentions, civil monetary penalties and/or judicial sanctions, such as product seizures, injunctions and criminal prosecution. Our failure to comply with any of these laws and regulations could have a material adverse effect on our operations.

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

Manufacturing and Procurement

At present, we plan to manufacture Sigyn Therapy and other candidate products through contracts with FDA registered Contract Manufacturing Organizations (CMO) to establish cGMPs compliant manufacturing to support human clinical studies and potential commercialization should we receive clearance from FDA to market one or more of our products. We plan to establish manufacturing procedure specifications that define each stage of our manufacturing, inspection and testing processes and the control parameters or acceptance criteria that apply to each activity that result in the production of our technologies.

We have also established relationships with industry vendors that provide components necessary to manufacture Sigyn Therapy. Should the relationship with an industry vendor be interrupted or discontinued, we believe that alternate component suppliers can be identified to support continued manufacturing. However, delays related to interrupted or discontinued vendor relationships could adversely impact our business.

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

Employees

As of the date of this filing, we have 4 salaried employees, whose benefits include paid medical, dental, and vision coverage. We also provide our employees with access to a 401(k) plan, and we anticipate the establishment of an employee equity-stock option plan during the 2025 calendar year. To maintain a manageable employee headcount, we utilize non-employee consultants to perform as-needed services and we contract with third party research organizations to perform studies designed to support the potential clinical advancement of Sigyn Therapy.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Our board of directors and senior management recognize the critical importance of maintaining the trust and confidence of our clients, business partners and employees. Our management, led by our Chief Executive Officer, are actively involved in oversight of our risk management efforts, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). Our cybersecurity processes and practices are fully integrated into the Company’s ERM efforts. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

●	Governance: Management oversees cybersecurity risk mitigation and reports to the board of directors any cybersecurity incidents.
●	Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
●	Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

We have not engaged third-party service providers to conduct evaluations of our security controls, independent audits or consulting on best practices to address new challenges.

While we have not experienced any cybersecurity threats in the past in the normal course of business, in the future, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

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

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the year ended December 31, 2024, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our stock is quoted on the OTC markets under the symbol “SIGY.” There are 1,605,377 shares outstanding as of April 11, 2025.

(b) Transfer Agent

The transfer agent and registrar for our common stock is VStock Transfer, LLC located at 18 Lafayette Place, Woodmere, New York.

(c) Shareholders of Record

The number of beneficial holders of record of our common stock as of the close of business on December 31, 2024 was 118.

(d) Dividends

We do not expect to pay cash dividends in the next term. We intend to retain future earnings, if any, to provide funds for operation of our business. We currently have no restrictions affecting our ability to pay cash dividends.

(e) Equity Compensation Plans

The Company does not have an equity compensation plan.

Recent Sales of Unregistered Securities

On January 9, 2025, the Company initiated a Regulation D offering to sell up to 750,000 Units at a price of $5,000 per unit with each Unit consisting of one (1) $5,500 principal amount convertible debenture (convertible at Four dollars ($4.00) per share) and a Warrant to purchase 1,250 shares of common stock at $6.00 per share. The Debentures have a principal amount equal to 110% of such Purchaser’s subscription amount, convertible at $4.00 per share and maturing one (1) year from the date the subscription amount is accepted by the Company. The Warrants for a number of shares equal to the subscription amount divided by the conversion price with an exercise price of $6.00 per share, exercisable upon issuance and will expire five years from issuance. The Debentures will not be redeemable but contain an automatic conversion feature, which will cause all principal and interest due under the Debenture to automatically convert if our common stock is listed for trading on a national securities exchange, such as NASDAQ or the NYSE. As of April 15, 2025, a total of 69 Units were sold to accredited investors at a price of $5,000 per Unit totaling $345,197.

On November 19, 2024, the Company entered into Original Issue Discount Senior Convertible totaling (i) $26,400 aggregate principal amount of Notes (total of $24,000 cash was received) due November 19, 2025 based on $1.00 for each $0.90909 paid by the noteholders and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 6,600 shares of the Company’s Common Stock at an exercise price of $6.00 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $24,000 which was issued at a $2,400 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $4.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

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

Financing Transactions

Preferred Stock

The Company has 10,000,000 shares of par value $0.0001 preferred stock authorized, of which 2,403 and 1,287 shares preferred shares are issued and outstanding at December, 31, 2024 and 2023, respectively.

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

During fiscal 2023, holders of 161,684 shares of common stock elected to exchange these shares for an aggregate of 1,287 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 125.53 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio in the Warrant Exchange Agreement.

Common Stock

On December 30, 2024, the Company filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the State of Delaware, which went effective immediately upon filing. The Certificate of Amendment decreased our authorized common stock to One Hundred Million (100,000,000) shares, par value $0.0001, of which 1,605,377 and 1,288,415 shares are outstanding as of December 31, 2024 and 2023, respectively.

During the year ended December 31, 2024, the holders of $707,730 of Original Issue Discount Senior Convertible Debentures converted their debentures in exchange for the issuance of 157,526 shares of Common Stock to the holders.

During the year ended December 31, 2024, the Company issued 38,325 common shares valued at $214,550 (based on the estimated fair value of the stock on the date of grant), respectively, for services rendered.

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

Restricted Stock Units

Effective October 10, 2022, the Company’s Board of Directors appointed Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel and on January 11, 2025, appointed Mr. Michael Ryan as non-executive members to the Company’s Board of Directors (“Director”). Each Director shall receive an annual grant of restricted stock units of $50,000. During the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation totaling $150,000 and $150,000, respectively, in the consolidated Statements of Operations.

Warrants

On August 24, 2024, the Company issued 2,617 warrants valued at $15,703 (based on the fair value of the options using the Black-Scholes option-pricing method on the date of grant), for services rendered.

On October 8, 2024, the Company offered a short-term inducement to the Company’s warrant holders in which the Company will issue ¾ of a share of the Company’s common stock in exchange for each warrant. In response to this offer, 246,257 warrants were exchanged for 184,700 shares of the Company’s common stock. The Company recognized a gain of $63,715 due to the modification of the warrants in October 2024.

On September 5, 2024, the Company entered into 2024 Notes that included warrants at an exercise price of $7.50 resulting in a modification of the warrants valued at $24,770 (based on the Black Scholes options pricing method on the modification date).

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

Promissory Notes

On November 26, 2024, the Company entered into promissory notes totaling $314,000 aggregate principal amount of promissory notes (total of $157,000 cash was received) due November 26, 2025 based on $1.00 for each $0.50 paid by the noteholders which were issued at a $157,000 original issue discount from the face value of the promissory notes.

Regulation D

On January 9, 2025, the Company initiated a Regulation D offering to sell up to 750,000 Units at a price of $5,000 per unit with each Unit consisting of one (1) $5,500 principal amount convertible debenture (convertible at Four dollars ($4.00) per share) and a Warrant to purchase 1,250 shares of common stock at $6.00 per share. The Debentures have a principal amount equal to 110% of such Purchaser’s subscription amount, convertible at $4.00 per share and maturing one (1) year from the date the subscription amount is accepted by the Company. The Warrants for a number of shares equal to the subscription amount divided by the conversion price with an exercise price of $6.00 per share, exercisable upon issuance and will expire five years from issuance. The Debentures will not be redeemable but contain an automatic conversion feature, which will cause all principal and interest due under the Debenture to automatically convert if our common stock is listed for trading on a national securities exchange, such as NASDAQ or the NYSE. As of April 15, 2025, a total of 69 Units were sold to accredited investors at a price of $5,000 per Unit totaling $345,197.

Convertible Notes

Between January 2020 and November 2024, the Company received cash of $4,849,885 through the issuance of 10% Original Issue Discount Senior Convertible Debentures with third party investors. Between June 2023 and September 2024, $3,069,348 in aggregate principal amount of the notes were converted into 371,110 common shares and 1,116.29 shares of Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for the issuances of additional shares at an issue price of less than the conversion ratio.

The remaining outstanding Notes are as follows:

Note Holder/Original Issuance Date	Maturity Date	Cash Received	Outstanding Balance as of December 31, 2024 (1)	Outstanding Balance as of December 31, 2023 (1)
Osher Capital Partners LLC
January 28, 2020 (“Note 1”)	August 31, 2025	$350,005	$620,553	$564,138
June 22, 2022 (“Note 2”)	August 31, 2025	75,000	103,745	94,314
August 31, 2022 (“Note 2”)	August 31, 2025	100,000	135,520	123,200
September 20, 2022 (“Note 2”)	August 31, 2025	100,000	135,520	123,200
October 20, 2022 (“Note 2”)	March 31, 2025	100,000	127,000	110,000
November 14, 2022 (“Note 2”)	March 31, 2025	50,000	64,350	55,000
December 22, 2022 (“Note 2”)	March 31, 2025	100,000	125,000	110,000
July 18, 2023 (“Note 3”)	August 31, 2025	60,000	72,600	66,000
December 7, 2023 (“Note 3”)	August 31, 2025	40,000	48,400	44,000
May 13, 2024 (“Note 4”)	May 13, 2025	35,000	40,000	-
August 19, 2024 (“Note 4”)	August 19, 2025	7,500	8,250	-
November 19, 2024 (“Note 4”)	November 19, 2025	8,000	8,800	-

Brio Capital Master Fund, Ltd.
March 23, 2022 (“Note 2”)	August 31, 2025	100,000	142,960	129,964
November 9, 2022 (“Note 2”)	August 31, 2025	75,000	101,640	92,400
January 20, 2023 (“Note 3”)	March 31, 2025	50,000	62,500	55,000
February 9, 2023 (“Note 3”)	March 31, 2025	50,000	62,500	55,000
July 20, 2023 (“Note 3”)	August 31, 2025	40,000	48,400	44,000
January 8, 2024 (“Note 4”)	January 8, 2025	40,000	44,000	-
May 13, 2024 (“Note 4”)	May 13, 2025	35,000	40,000	-
August 20, 2024 (“Note 4”)	August 20, 2025	11,500	12,650	-
November 19, 2024 (“Note 4”)	November 19, 2025	8,000	8,800	-

Various third-party noteholders
Various dates in fiscal 2024 (“Note 4”)	None outstanding	650,890	8,800	-

Previous fiscal 2021, 2022, and 2023 Osher and Brio Notes converted in fiscal 2024			-	841,420
Total convertible notes payable		$2,085,895	$2,021,988	$2,507,636

(1) includes amounts for original issue discounts and implied interest for subsequent note extensions at between 10% and 12%.

The outstanding Osher and Brio Notes can convert into a total of 4,092 shares of Series B Convertible Preferred Stock, with each share of Series B Convertible Preferred Stock convertible into 125.63 shares of the Company’s common stock, subject to adjustment as provided therein, such as stock splits and stock dividends. In addition, the remaining Notes provide for an automatic conversion into Series B Convertible Preferred Stock in accordance with their terms upon a listing of the Company’s common stock on a national securities exchange such as Nasdaq Capital Market.

The Company has not repaid the Brio January 8, 2024 convertible note of $44,000 that matured on January 8, 2025 and the convertible note is now in default. The Company is currently in discussions to restructure the terms of the note.

The Company has not repaid two Brio convertible notes totaling $125,000 that matured on March 31, 2025 and the convertible notes are now in default. The Company is currently in discussions to restructure the terms of these notes.

The Company has not repaid three Osher convertible notes totaling $316,350 that matured on March 31, 2025 and the convertible notes are now in default. The Company is currently in discussions to restructure the terms of these notes.

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

Overview of Presentation

The following Management’s Discussion and Analysis (“MD&A”) or Plan of Operations includes the following sections:

●	Results of Operations

●	Liquidity and Capital Resources

●	Capital Expenditures

●	Going Concern

●	Off-Balance Sheet Arrangements

●	Critical Accounting Policies

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

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following discussion represents a comparison of our results of operations for the years ended December 31, 2024 and 2023. The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Year Ended December 31, 2024	Year Ended December 31, 2023

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	2,519,242	2,455,317
Other expense	820,970	1,690,619
Net loss before income taxes	$(3,340,212)	$(4,145,936)

Net Revenues

For the years ended December 31, 2024 and 2023, we had no revenues.

Cost of Sales

For the years ended December 31, 2024 and 2023, we had no cost of sales.

Operating expenses

Operating expenses increased by $63,925, or 2.6%, to $2,519,242 for the year ended December 31, 2024 from $2,455,317 for the year ended December 31, 2023 primarily due to increases in professional fees of $64,973, investor relations costs of $206,862, offset partially by research and development costs of $24,886, compensation costs of $8,624, insurance costs of $31,808, rent expenses of $573, travel costs of $2,170, stock based compensation of $65,558, consulting costs of $67,739, depreciation costs of $1,145, amortization costs of $2,100, and general and administration costs of $3,307, as a result of administrative infrastructure for our anticipated business development. In 2024 and 2023, the Company incurred stock-based compensation as a result adding members to our board of directors, research and development costs attributed to in house efforts, and increased professional fees, primarily investor relations, for brand awareness.

For the year ended December 31, 2024, we had marketing expenses of $1,130, research and development costs of $773,279, and general and administrative expenses of $1,744,833 primarily due to professional fees of $239,218, compensation costs of $671,984, consulting costs of $136,153, insurance costs of $203,944, stock based compensation of $150,000, rent of $77,732, depreciation costs of $5,611, investor relations costs of $243,390, and general and administration costs of $16,801, as a result of administrative infrastructure for our anticipated business development. In 2024 and 2023, the Company incurred stock-based compensation as a result adding members to our board of directors, research and development costs attributed to in house efforts, and professional fees, primarily investor relations, for brand awareness.

For the year ended December 31, 2023, we had marketing expenses of $392, research and development costs of $798,165, and general and administrative expenses of $1,656,760 primarily due to professional fees of $174,245, compensation costs of $680,608, consulting costs of $203,892, insurance costs of $235,752, stock based compensation of $215,558, rent of $78,305, depreciation costs of $6,756, amortization costs of $2,100, investor relations costs of $36,528, travel costs of $2,170, and general and administration costs of $20,846, as a result of administrative infrastructure for our anticipated business development. In 2023, the Company incurred stock-based compensation as a result adding members to our board of directors, research and development costs attributed to in house efforts, and professional fees, primarily investor relations.

Other Expense

Other expense for the year ended December 31, 2024 totaled $820,970 primarily due interest expense of $856,533 in conjunction with accretion of debt discount and original issuance discount, and interest expense of $3,382, and the gain on modification of warrants of $38,945, compared to other expense of $1,690,619 primarily due interest expense of $2,041,182 in conjunction with accretion of debt discount and original issuance discount, and interest expense of $2,402, and the modification of warrants of $352,965 for the year ended December 31, 2023.

Net loss before income taxes

Net loss before income taxes for the year ended December 31, 2024 totaled $3,340,212 primarily due to increases/decreases in compensation costs, professional fees, consulting costs, research and development costs, investor relations costs, insurance costs, stock based compensation, rent, and general and administration costs compared to a loss of $4,145,936 primarily due to increases/decreases in compensation costs, professional fees, consulting costs, research and development costs, investor relations costs, insurance costs, stock based compensation, rent, and general and administration costs.

Assets and Liabilities

Assets were $213,719 as of December 31, 2024. Assets consisted primarily of cash of $12,144, other current assets of $9,100, equipment of $9,685, operating lease right-of-use assets of $112,079, and other assets of $70,711. Liabilities were $4,671,343 as of December 31, 2024. Liabilities consisted primarily of accounts payable of $608,384, accrued payroll and payroll taxes of $1,868,973, short-term promissory notes of $174,206, net of $139,794 of unamortized debt issuance costs, convertible notes of $1,891,736, net of $130,252 of unamortized debt issuance costs, operating lease liabilities of $126,302, and other current liabilities of $1,742.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $14,681,724 at December 31, 2024, had a working capital deficit of $4,593,743 at December 31, 2024, had net losses of $3,340,212 and $4,145,936 for the years ended December 31, 2024 and 2023, respectively, and net cash used in operating activities of $872,436 and $1,383,210 for the years ended December 31, 2024 and 2023, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had an increase in cash flows for the year ended December 31, 2024 of $454 resulting from cash provided by financing activities of $872,890, offset partially by cash used in operating activities of $872,436.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended December 31, 2024	Year Ended December 31, 2023

Net cash provided by (used in):
Operating activities	$(872,436)	$(1,383,210)
Investing activities	-	-
Financing activities	872,890	1,386,544
	$454	$3,334

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Cash Flows from Operating Activities – For the year ended December 31, 2024, net cash used in operations was $872,436 compared to net cash used in operations of $1,383,210 for the year ended December 31, 2023. Net cash used in operations was primarily due to a net loss of $3,340,212 for year ended December 31, 2024 and the changes in operating assets and liabilities of $1,264,324, primarily due to the increases in other current assets of $47,273, accounts payable of $146,738, and accrued payroll and payroll taxes of $1,077,219, offset primarily by a decrease in other current liabilities of $6,906. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $5,611, stock issued for services of $214,550, warrants issued for services of $15,703, accretion of original issuance costs of $392,783, the accretion of debt discount of $463,750, stock-based compensation of $150,000, and the gain on modification of warrants of $38,945.

For the year ended December 31, 2023, net cash used in operations was primarily due to a net loss of $4,145,936 and the changes in operating assets and liabilities of $850,095, primarily due to the increases in other current assets of $44,431, accounts payable of $196,629, and accrued payroll and payroll taxes of $699,130, offset primarily by decreases in other current liabilities of $1,233. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $6,756, amortization expense of $2,100, accretion of original issuance costs of $285,187, the accretion of debt discount of $1,755,995, stock-based compensation of $215,558, and the modification of warrants of $352,965.

Cash Flows from Investing Activities – For the years ended December 31, 2024 and 2023, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities – For the year ended December 31, 2024, net cash provided by financing was $872,890 due to proceeds from short term convertible notes of $795,890, proceeds from short term promissory notes of $157,000, advance from shareholder of $35,000, partially offset by repayments of advance from shareholder of $115,000. For the year ended December 31, 2023, net cash provided by financing was $1,386,544 due to proceeds from short term convertible notes of $1,312,000 net of fees associated with the filing of the Company’s Form S-1 of $5,456 and advance from shareholder of $80,000.

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

Regulation D

On January 9, 2025, the Company initiated a Regulation D offering to sell up to 750,000 Units at a price of $5,000 per unit with each Unit consisting of one (1) $5,500 principal amount convertible debenture (convertible at Four dollars ($4.00) per share) and a Warrant to purchase 1,250 shares of common stock at $6.00 per share. The Debentures have a principal amount equal to 110% of such Purchaser’s subscription amount, convertible at $4.00 per share and maturing one (1) year from the date the subscription amount is accepted by the Company. The Warrants for a number of shares equal to the subscription amount divided by the conversion price with an exercise price of $6.00 per share, exercisable upon issuance and will expire five years from issuance. The Debentures will not be redeemable but contain an automatic conversion feature, which will cause all principal and interest due under the Debenture to automatically convert if our common stock is listed for trading on a national securities exchange, such as NASDAQ or the NYSE. As of April 15, 2025, a total of 69 Units were sold to accredited investors at a price of $5,000 per Unit totaling $345,197.

Advance from Shareholder

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $0 and $80,000 under Advance From Shareholder in the accompanying Balance Sheets at December 31, 2024 and 2023, respectively. The Company received advances of $35,000 and $80,000 and had repayments of $115,000 and $0 for the years ended December 31, 2024 and 2023, respectively. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, is non-interest bearing and due on demand.

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

In May and June 2024, holders converted $232,937 in exchange for the issuance of 38,826 shares of Common Stock to the holders.

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Critical Accounting Policies

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below.

The following are deemed to be the most critical accounting policies affecting the Company.

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: allocation of payroll expense to research and development and warrant valuation. The Company calculates the fair value of warrants using the Black-Scholes option-pricing method. The Black-Scholes option-pricing method requires the use of subjective assumptions, including stock price volatility, the expected life of stock options, risk free interest rate and the fair value of the underlying common stock on the date of grant. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of December 31, 2024, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following change in the current fiscal year as resources allow:

(i)	appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies;

The remediation efforts set out herein will be implemented in the current 2025 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the year ended December 31, 2024 are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ending December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title	Full Time/Part Time
Jim Joyce (1)	63	Chief Executive Officer, Interim Chief Financial Officer, and Chairman of the Board of Directors (“CEO”)	Full Time
Craig Roberts	72	Chief Technology Officer and Director	Part Time

Richa Nand (2)	51	Non-Employee Director	Not applicable
Jim Dorst (2)	70	Non-Employee Director	Not applicable
Christopher Wetzel (2)	49	Non-Employee Director	Not applicable
Michael Ryan (3)	67	Non-Employee Director	Not applicable

(1)	Mr. Joyce was hired as the Company’s Interim Chief Financial Officer effective February 26, 2025.
(2)	Ms. Nand, Mr. Dorst and Mr. Wetzel were appointed as Non-Executive Directors effective October 10, 2022.
(3)	Mr. Ryan was appointed as a Non-Executive Director effective January 11, 2025.

Executive Officers

Jim Joyce. Mr. Joyce is a Co-founder of Sigyn Therapeutics and has served as Chairman and CEO of the Company since it was founded in 2019, and the Company’s interim Chief Financial Officer since February 2025. He has 30+ years of diverse public market experience, which includes two decades of public company CEO and Corporate Board leadership roles. Previously, Mr. Joyce was the founder of Exosome Sciences, Inc., where he served as Executive Chairman from 2011 to 2018. Mr. Joyce is also the founder, former Chairman and CEO of Aethlon Medical, a therapeutic device company that he navigated from a single shareholder start-up to Nasdaq-traded Company with 8000+ shareholders.

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

Non-Employee Directors

Richa Nand. Ms. Nand is a senior legal executive with more than 20 years of experience as an intellectual property (“IP”) attorney and strategic business advisor for biotechnology and medical device companies. Ms. Nand is the founder of Insight Patents (for which she has been a principal since 2014), a legal and consulting firm providing IP and transactional corporate services for the life sciences industry. Ms. Nand previously served as Vice President of Corporate Development and Legal at Bird Rock Bio – a Johnson & Johnson-backed biopharmaceutical company in San Diego – and Vice President of Intellectual Property and Licensing; Director of Business Development; and In-House Patent Counsel at Cytori Therapeutics. Prior to law school, she was a biomedical researcher at Cedars Sinai Medical Center in Beverly Hills, California. Ms. Nand received a Bachelor of Science degree in Microbiology and Molecular Genetics from the University of California, Los Angeles, and a Juris Doctor degree from Boston University School of Law. The Company believes Ms. Nand is qualified to sit on its Board due to her experience with medical device companies.

Jim Dorst. Mr. Dorst has more than 30 years of senior management experience in finance, operations, planning and business transactions at both private and public companies. He was most recently Director of Corporate Development at SYNNEX/Concentrix from July 2013 to January 2021, where he was primarily responsible for mergers and acquisitions. Mr. Dorst was previously Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”) at SpectraScience, Inc.; CFO of Aethlon Medical, Inc. and Vice President of Finance and Operations for Verdisoft Corporation. In addition, he previously served as Senior Vice President of Finance and Administration at SeeCommerce; CFO and COO of Omnis Technology Corp; and CFO and Senior Vice President of Information Technology at Savoir Technology Group, Inc. Mr. Dorst practiced as a Certified Public Accountant with Coopers & Lybrand (now PricewaterhouseCoopers LLP); and holds a Master of Science degree in Accounting and a Bachelor of Science degree in Finance from the University of Oregon. The Company believes Mr. Dorst is qualified to sit on its Board due to his longstanding involvement with public companies.

Christopher Wetzel. Mr. Wetzel has more than 25 years of leadership experience in various aspects of the healthcare delivery system and since 2004, has served as Chief Executive Officer for the Surgery Center at Hamilton in New Jersey. His career has focused on building organizations, increasing operational efficiency, increasing profitability, maximizing revenue, and managing change in the complex and high-growth healthcare environment. Mr. Wetzel applied his broad background in strategy, finance, and operations to guide various entities starting new ventures, entering new markets, and reengineering business processes. He is a long-term investor in the extracorporeal therapy space. Mr. Wetzel received a Master of Business Administration degree in Healthcare Management and a Bachelor of Science degree in Nursing from Thomas Jefferson University (formerly Philadelphia University). The Company believes Mr. Wetzel is qualified to sit on its Board due to his decades of experience in the healthcare delivery system.

Michael Ryan. Mr. Ryan is a seasoned executive, entrepreneur and investor within the early-stage technology and life science industry. Mr. Ryan is one of the Founder Directors of Irrus Investments, Ltd., a role he has held since 2011. Irrus Investments is the largest angel investment syndicate in Ireland with an emphasis on life science companies. To date, Irrus has invested over €40million in 35 early-stage life science and technology companies in Ireland, UK, Sweden and USA. Mr. Ryan previously served as Chief Executive Officer and Board Member of Sedana Medical, from 2011 until shortly before the Company launched on the Nasdaq owned First North stock exchange in Stockholm in 2017. Prior to this, he was the main shareholder and Chief Executive Officer of Artema Medical AB, where he helped orchestrate the Company’s acquisition by Datascope Corporation. Mr. Ryan holds a B.Eng in Mechanical Engineering and a Masters in Industrial Engineering from University College Dublin.

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

Director Independence

Our board of directors consists of six members, with four independent directors in accordance with Nasdaq Capital Market listing rule 5605(a)(2) before we uplist via an amendment to this registration statement of which this prospectus is a part. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The Nasdaq Capital Market to make this determination. with Nasdaq Capital Market listing rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq Capital Market listing rules provide that a director cannot be considered independent if:

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

Board Composition

Our business and affairs are managed under the direction of our board of directors, which consists of six members. Directors serve for a term of one year and until their successors have been duly elected and qualified.

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

Code of Ethics

On October 25, 2023, we adopted a Code of Ethics for our principal executive officers and senior management. The Code is designed to deter wrongdoing and promote honest and ethical conduct; full and fair disclosure in reports and documents submitted to the SEC; compliance with applicable governmental laws, rules and regulations; and the prompt internal reporting of violations of the code to appropriate persons by our senior management. A copy of our Code of Ethics can be accessed at https://www.sigyntherapeutics.com/investors/corporate-governance/governance-documents.

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

Director Compensation

Effective October 10, 2022, the Company’s Board of Directors appointed Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel and on January 11, 2025, appointed Mr. Michael Ryan as non-executive members to the Company’s Board of Directors (“Director”). Each Director shall receive an annual retainer of $30,000 paid in equal quarterly amounts at the end of each quarter. In addition, each Director shall receive a grant of restricted stock units of $50,000, or at the discretion of the Board of Directors, options to acquire shares of common stock. Restricted stock units will be valued based on the average of the five trading days preceding and including the date of grant and will vest at a rate determined by the Board of Directors over one year. If options are granted, the options will be valued at the exercise price based on the average of the five trading days preceding and including the date of grant, have a ten-year term, and will vest at a rate determined by the Board of Directors. During the years ended December 31, 2024 and 2023, respectively, each Director received a total of 10,840 and 5,728 restricted stock units.

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

Summary Compensation Table

The particulars of the compensation paid to the following persons: (1) our principal executive officer; and (2) each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended December 31, 2024, who we will collectively refer to as the “named executive officers” of the Company, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
Name and				Stock	Option	Incentive Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($) (1)	($)
Jim Joyce	2024	455,000	-	-	-	-	-	$52,655	$507,655
Chief Executive Officer, Interim Chief Financial Officer (2)	2023	455,000	-	-	-	-	-	$31,037	$486,037
	2022	453,067	-	-	-	-	-	$48,811	$501,878

Craig Roberts	2024	160,000	-	-	-	-	-	$11,589	$171,589
Chief Technology Officer (3)	2023	240,000	-	-	-	-	-	$16,460	$256,460
	2022	233,678	-	-	-	-	-	$25,312	$258,990

Gerald DeCiccio	2024	125,000	-	-	-	-	-	$21,379	$146,379
Forner Chief Financial Officer (4)	2023	9,000	-	-	-	-	-	$-	$9,000
	2022	-	-	-	-	-	-	$-	$-

Jeremy Ferrell	2024	-	-	-	-	-	-	$-	$-
Former Chief Financial Officer (5)	2023	57,288	-	-	-	-	-	$4,263	$61,551
	2022	177,083	-	-	-	-	-	$23,205	$200,288

(1)	Amounts include health insurance and employer matched 401(k) costs.
(2)	Mr. Joyce’s 2024 and 2023 salary includes $412,814 and $284,375 of accrued salary, respectively. Mr. Joyce was appointed as our interim Chief Financial Officer on February 26, 2025. He is not receiving any additional compensation for assuming this role.
(3)	Mr. Roberts 2024 and 2023 salary includes $160,000 and $160,000 of accrued salary, respectively.
(4)	Mr. DeCiccio was hired as the Company’s Chief Financial Officer effective December 6, 2023 and he retired on February 26, 2025. Mr. DeCiccio received an annual salary of $250,000 at a pro-rated amount of $125,000 until transition to full-time employment at the completion of a financing that underlies an S-1 registration statement. Mr. DeCiccio’s 2024 and 2023 salary includes $125,000 and $9,000 of accrued salary, respectively.
(5)	Mr. Ferrell was hired as the Company’s Chief Financial Officer effective March 9, 2022. Mr. Ferrell received an annual base salary of $250,000, amended to $62,500 on December 1, 2022. Mr. Ferrell’s employment was terminated on December 6, 2023. Mr. Ferrell’s 2023 salary includes $24,479 of accrued salary.

Other than as disclosed below, there are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the years ended December 31, 2024 and 2023, except as described below in “Equity Compensation Plans and Other Benefit Plans” below.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options or restricted stock units during the years ended December 31, 2024 and 2023.

Outstanding Equity Awards at 2024 Year End

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers for our year ended December 31, 2024:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Jim Joyce.	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Craig Roberts	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Gerald DeCiccio	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership our common stock as of April 11, 2025 by (i) each person known to be the beneficial owner of more than 5% of the outstanding shares of common stock and (ii) each of our directors and executive officers. Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name and Address (2)	Amount of Beneficial Ownership	Percent of Class (1)

Jim Joyce (3)	320,500	20.0%
Craig Roberts (4)	256,400	16.0%
Gerald DeCiccio (5)	13,125	0.8%
Chris Wetzel(8)	19,693	1.2%
Jim Dorst(8)	16,568	1.0%
Richa Nand(8)	16,568	1.0%
Michael Ryan(8)	82,249	5.1%
Brio Capital Master Fund Ltd. (6)	93,146	5.8%
Osher Capital Partners LLC (7)	88,261	5.5%
Gerard Ryan	208,940	13.0%
Colin McMahon	112,188	7.0%
All Officers and Directors as a Group (6 Persons)	642,854	40.0%

(1)	Based on 1,605,377 shares of common stock issued and outstanding.
(2)	Unless otherwise noted, the address of each beneficial owner is c/o Sigyn Therapeutics, Inc., 2468 Historic Decatur Road, Suite 140, San Diego, CA 92106.
(3)	Mr. Joyce is the Company’s CEO.
(4)	Mr. Roberts is the Company’s CTO.
(5)	Mr. DeCiccio was hired as the Company’s Chief Financial Officer effective December 6, 2023 and he retired on February 26, 2025.
(6)	Consists of 93,146 common shares as of the date of this filing. Brio Capital Master Fund Ltd (“Brio”) is contractually limited to beneficial ownership of our common stock not to exceed 9.99%. The stockholder of record by the stockholder is held by Shaye Hirsch who is a director of Brio. The business address of Brio is 100 Merrick Road, Suite 401W, Rockville Center, NY 11570.
(7)	Consists of 76,266 common shares as of the date of this filing. Osher Capital Partners LLC (“Osher”) is contractually limited to beneficial ownership of our common stock not to exceed 9.99%. The Stockholder has advised us that voting and dispositive power of all the common shares of the Company owned of record by the stockholder is held by Ari Kluger, who is President of Osher. The business address of Osher is 23 Tammy Lane, Spring Valley NY 10977.
(8)	Mr. Wetzel, Mr. Dorst, Ms. Nand, and Mr. Ryan are directors of the Company. Each director receives an annual grant of $50,000 worth of restricted stock units.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of our outstanding securities of any class, other than as set forth above. We do not have an investment advisor. There are no current arrangements which will result in a change in control.

Equity Compensation Plans

The following represents a summary of the Equity Compensation grants and options awards outstanding at December 31, 2024 and 2023 and changes during the years then ended:

2024 and 2023
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than compensation arrangements, we describe below transactions and series of similar transactions, since January 1, 2023 (i.e., the last two completed fiscal years), to which we were a party or will be a party, in which the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest. Compensation arrangements, including employment agreements, for our directors and named executive officers are described elsewhere in “Executive Compensation - Agreements with Executive Officers.”

Employment Agreements

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. The Company incurred compensation expense of $455,000 (of which $42,416 was paid and $412,584 is unpaid and accrued) and $455,000 (of which $170,625 was paid and $284,375 is unpaid and accrued) for the years ended December 31, 2024 and 2023, respectively. The cumulative amount accrued at December 31, 2024 related to Mr. Joyce’s salary was $715,210.

On April 1, 2023, the Company entered into an Employment Agreement with Dr. Annette Marleau whereby Dr. Marleau became the Company’s Chief Scientific Officer. Dr. Marleau receives an annual base salary of $300,000, with automatic 3% annual increases plus bonus compensation not to exceed 40% of salary. Dr. Marleau’s employment also provides for medical insurance, disability benefits and up to six months of severance pay if her employment is terminated by the Company. The Company incurred compensation expense of $309,000 (of which $83,688 was paid and $225,313 is unpaid and accrued) and $225,000 (of which $125,000 was paid and $100,000 is unpaid and accrued) for the years ended December 31, 2024 and 2023, respectively. The cumulative amount accrued at December 31, 2024 related to Dr. Marleau’s salary was $325,313.

Convertible Notes

Between January 2020 and September 2024, the Company received cash of $5,249,885 through the issuance of 10% Original Issue Discount Senior Convertible Debentures with third party investors. Between June 2023 and September 2024, $3,069,348 in aggregate principal amount of the notes were converted into 371,110 common shares and 1,116.29 shares of Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for the issuances of additional shares at an issue price of less than the conversion ratio.

The remaining outstanding Notes are as follows:

Note Holder/Original Issuance Date	Maturity Date	Cash Received	Outstanding Balance as of December 31, 2024 (1)	Outstanding Balance as of December 31, 2023 (1)
Osher Capital Partners LLC
January 28, 2020 (“Note 1”)	August 31, 2025	$350,005	$620,553	$564,138
June 22, 2022 (“Note 2”)	August 31, 2025	75,000	103,745	94,314
August 31, 2022 (“Note 2”)	August 31, 2025	100,000	135,520	123,200
September 20, 2022 (“Note 2”)	August 31, 2025	100,000	135,520	123,200
October 20, 2022 (“Note 2”)	March 31, 2025	100,000	127,000	110,000
November 14, 2022 (“Note 2”)	March 31, 2025	50,000	64,350	55,000
December 22, 2022 (“Note 2”)	March 31, 2025	100,000	125,000	110,000
July 18, 2023 (“Note 3”)	August 31, 2025	60,000	72,600	66,000
December 7, 2023 (“Note 3”)	August 31, 2025	40,000	48,400	44,000
May 13, 2024 (“Note 4”)	May 13, 2025	35,000	40,000	-
August 19, 2024 (“Note 4”)	August 19, 2025	7,500	8,250	-
November 19, 2024 (“Note 4”)	November 19, 2025	8,000	8,800	-

Brio Capital Master Fund, Ltd.
March 23, 2022 (“Note 2”)	August 31, 2025	100,000	142,960	129,964
November 9, 2022 (“Note 2”)	August 31, 2025	75,000	101,640	92,400
January 20, 2023 (“Note 3”)	March 31, 2025	50,000	62,500	55,000
February 9, 2023 (“Note 3”)	March 31, 2025	50,000	62,500	55,000
July 20, 2023 (“Note 3”)	August 31, 2025	40,000	48,400	44,000
January 8, 2024 (“Note 4”)	January 8, 2025	40,000	44,000	-
May 13, 2024 (“Note 4”)	May 13, 2025	35,000	40,000	-
August 20, 2024 (“Note 4”)	August 20, 2025	11,500	12,650	-
November 19, 2024 (“Note 4”)	November 19, 2025	8,000	8,800	-

Various third-party noteholders
Various dates in fiscal 2024 (“Note 4”)	None outstanding	650,890	8,800	-

Previous fiscal 2021, 2022, and 2023 Osher and Brio Notes converted in fiscal 2024			-	841,420
Total convertible notes payable		$2,085,895	$2,021,988	$2,507,636

(1) includes amounts for original issue discounts and implied interest for subsequent note extensions at between 10% and 12%.

The outstanding Osher and Brio Notes can convert into a total of 4,092 shares of Series B Convertible Preferred Stock, with each share of Series B Convertible Preferred Stock convertible into 125.63 shares of the Company’s common stock, subject to adjustment as provided therein, such as stock splits and stock dividends. In addition, the remaining Notes provide for an automatic conversion into Series B Convertible Preferred Stock in accordance with their terms upon a listing of the Company’s common stock on a national securities exchange such as Nasdaq Capital Market.

The Company has not repaid the Brio January 8, 2024 convertible note of $44,000 that matured on January 8, 2025 and the convertible note is now in default. The Company is currently in discussions to restructure the terms of the note.

The Company has not repaid two Brio convertible notes totaling $125,000 that matured on March 31, 2025 and the convertible notes are now in default. The Company is currently in discussions to restructure the terms of these notes.

The Company has not repaid three Osher convertible notes totaling $316,350 that matured on March 31, 2025 and the convertible notes are now in default. The Company is currently in discussions to restructure the terms of these notes.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal period for the audit of our annual financial statements and services normally provided by the independent registered public accounting firm for this fiscal period were as follows:

	FY 2024	FY 2023
Audit Fees	$103,395	$46,350
Total Fees	$103,395	$46,350

In the above table, “audit fees” are fees billed by our external auditor for services provided in auditing our annual financial statements for the subject year. The fees set forth on the foregoing table relate to the audit as of and for the years ended December 31, 2024 and 2023 which were performed by Kreit & Chiu CPA LLP (formerly Paris, Kreit & Chiu CPA LLP). All of the services described above were approved in advance by the Board of Directors or the Company’s Audit Committee.

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

Exhibit
Number	Description
1.1	Form of Underwriting Agreement**

3.1*	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware

3.2*	Bylaws of the Registrant, as currently in effect (Filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.1	Share Exchange Agreement dated August 25, 2020 (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 31, 2020 and incorporated herein by reference)*

10.2	Operating Lease*

10.3	Employment Agreement for Jeremy Ferrell (Filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the Registrant on March 9, 2022 and incorporated herein by reference)*

10.4	January 2020 Financing Documents and Extensions*

10.5	June 23, 2020 Financing Documents*

10.6	September 17, 2020 Financing Documents*

10.7	Senior Convertible Debenture dated May 10, 2022*

10.8	Warrant dated May 10, 2022*

10.9	Warrant dated October 18, 2021*

10.10	Senior Convertible Debenture dated March 23, 2022*

10.11	Warrant dated March 23, 2022*

10.12	Senior Convertible Debenture dated March 23, 2022*

10.13	Warrant dated March 23, 2022*

10.14	Senior Convertible Debenture dated April 28, 2022*

10.15	Warrant dated April 28, 2022*

10.16	June 1, 2022 Financing Documents*

10.17	June 22, 2022 Financing Documents*

10.18	Set of Form Documents for July 2022 Financing*

Exhibit
Number	Description
10.19	August 31, 2022 Financing Documents*

10.20	September 9, 2022 Financing Documents*

10.21	October 20, 2022 Financing Documents*

10.22	November 9, 2022 Financing Documents*

10.23	November 14, 2022 Financing Documents*

10.24	November 21, 2022 Financing Documents*

21.1	Subsidiaries of the Registrant*

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.

**	To be filed by amendment

***	Filed herewith

All references to Registrant’s Forms 8-K, 10-K and 10-Q include reference to File No. 000-55575

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Sigyn Therapeutics, Inc.
a Delaware corporation

Dated: April 15, 2025	By:	/s/ James Joyce
James Joyce
Chief Executive Officer, Interim Chief Financial Officer, and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mr. James Joyce	Chief Executive Officer, Interim Chief Financial Officer, and Director	April 15, 2025
Mr. James Joyce

/s/ Mr. Craig Roberts	Chief Technology Officer and Director	April 15, 2025
Mr. Craig Roberts

/s/ Richa Nand	Director	April 15, 2025
Richa Nand

/s/ Jim Dorst	Director	April 15, 2025
Jim Dorst

/s/ Chris Wetzel	Director	April 15, 2025
Chris Wetzel

/s/ Michael Ryan	Director	April 15, 2025
Michael Ryan

SIGYN THERAPEUTICS, INC.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Sigyn Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sigyn Therapeutics, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Sigyn Therapeutics, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Sigyn Therapeutics, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Kreit & Chiu CPA LLP

We have served as the Company’s auditor since 2021.

Los Angeles, California

April 15, 2025

SIGYN THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$12,144	$11,690
Inventories	-	50,000
Other current assets	9,100	56,373
Total current assets	21,244	118,063

Property and equipment, net	9,685	15,296
Operating lease right-of-use assets, net	112,079	167,736
Other assets	70,711	20,711
Total assets	$213,719	$321,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$608,384	$461,646
Accrued payroll and payroll taxes	1,868,973	791,754
Advance from shareholder	-	80,000
Short-term promissory notes, less unamortized debt issuance costs of $139,794 and $0, respectively	174,206	-
Short-term convertible notes payable, less unamortized debt issuance costs of $130,252 and $297,337, respectively	1,891,736	2,210,299
Current portion of operating lease liabilities	69,946	61,123
Other current liabilities	1,742	3,182
Total current liabilities	4,614,987	3,608,004
Long-term liabilities:
Operating lease liabilities, net of current portion	56,356	126,302
Total long-term liabilities	56,356	126,302
Total liabilities	4,671,343	3,734,306

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 2,403 and 1,287 shares issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 1,605,377 and 1,288,415 shares issued and outstanding at December 31, 2024 and 2023, respectively	161	129
Additional paid-in capital	10,223,939	7,928,883
Accumulated deficit	(14,681,724)	(11,341,512)
Total stockholders’ deficit	(4,457,624)	(3,412,500)
Total liabilities and stockholders’ deficit	$213,719	$321,806

See accompanying notes to consolidated financial statements

SIGYN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023

Net revenues	$-	$-

Gross Profit	-	-

Operating expenses:
Marketing expenses	1,130	392
Research and development	773,279	798,165
General and administrative	1,744,833	1,656,760
Total operating expenses	2,519,242	2,455,317
Loss from operations	(2,519,242)	(2,455,317)

Other expense (income):
Modification of warrants	(38,945)	(352,965)
Interest expense	3,382	2,402
Interest expense - debt discount	463,750	1,755,995
Interest expense - original issuance costs	392,783	285,187
Total other expense	820,970	1,690,619

Loss before income taxes	(3,340,212)	(4,145,936)
Income taxes	-	-

Net loss	$(3,340,212)	$(4,145,936)

Net loss per share, basic and diluted	$(2.51)	$(3.77)

Weighted average number of shares outstanding
Basic and diluted	1,332,449	1,100,372

See accompanying notes to consolidated financial statements

SIGYN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	-	$-	956,595	$96	$5,292,240	$(7,195,576)	$(1,903,240)
Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	858,276	-	858,276
Beneficial conversion feature in conjunction with debt issuance	-	-	-	-	401,063	-	401,063
Stock-based compensation	-	-	-	-	215,558	-	215,558
Common stock issued to third parties in conjunction with conversion of debt	-	-	213,584	21	1,520,179		1,520,200
Modification of warrants	-	-	279,920	28	(352,993)	-	(352,965
Conversion of common stock for Series A preferred stock	1,287	-	(161,684)	(16)	16		-
Fees associated with filing of Form S-1	-	-	-	-	(5,456)	-	(5,456)
Net loss	-	-	-	-	-	(4,145,936)	(4,145,936)
Balance as of December 31, 2023	1,287	$-	1,288,415	$129	$7,928,883	$(11,341,512)	$(3,412,500)

Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	404,632	-	404,632
Cancellation of common stock - related party	-	-	(64,100)	(6)	6	-	-
Stock-based compensation	-	-	-	-	150,000	-	150,000
Common stock issued to third parties in conjunction with conversion of debt	-	-	157,526	16	707,714		707,730
Preferred stock issued to third parties in conjunction with conversion of debt	1,116	-	-	-	841,418	-	841,418
Common stock issued to third party for services	-	-	38,325	4	214,546	-	214,550
Warrants issued to third parties for services	-	-	-	-	15,703	-	15,703
Modification of warrants	-	-	184,699	18	(38,963)	-	(38,945)
Post split rounding of common shares	-	-	512	-	-	-	-
Net loss	-	-	-	-	-	(3,340,212)	(3,340,212)
Balance as of December 31, 2024	2,403	$-	1,605,377	$161	$10,223,939	$(14,681,724)	$(4,457,624)

See accompanying notes to consolidated financial statements

SIGYN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(3,340,212)	$(4,145,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,611	6,756
Amortization expense	-	2,100
Stock issued for services	214,550	-
Warrants issued for services	15,703	-
Stock based compensation	150,000	215,558
Accretion of debt discount	463,750	1,755,995
Accretion of original issuance costs	392,783	285,187
Modification of warrants	(38,945)	(352,965)
Changes in operating assets and liabilities:
Other current assets	47,273	(44,431)
Accounts payable	146,738	196,629
Accrued payroll and payroll taxes	1,077,219	699,130
Other current liabilities	(6,906)	(1,233)
Net cash used in operating activities	(872,436)	(1,383,210)

Cash flows from financing activities:
Proceeds from short-term convertible notes	795,890	1,312,000
Proceeds from short-term promissory notes	157,000	-
Advance from shareholder	35,000	80,000
Repayments of advance from shareholder	(115,000)	-
Fees associated with filing of Form S-1	-	(5,456)
Net cash provided by financing activities	872,890	1,386,544

Net (decrease) increase in cash	454	3,334

Cash at beginning of period	$11,690	$8,356
Cash at end of period	$12,144	$11,690

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Warrants issued to third parties in conjunction with debt issuance	$404,632	$858,276
Original issue discount issued in conjunction with debt	$83,139	$131,200
Original issue discount issued in conjunction with extension of debt	$184,471	$305,320
Preferred stock issued to third parties in conjunction with conversion of debt	$841,418	$-
Common stock issued to third parties in conjunction with conversion of debt	$707,730	$1,520,200
Common stock issued for Series A preferred stock	$-	$16
Cancellation of common stock - related party	$6	$-
Beneficial conversion feature in conjunction with debt issuance	$-	$401,063

See accompanying notes to consolidated financial statements

SIGYN THERAPEUTICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $14,681,724 at December 31, 2024, had a working capital deficit of $4,593,743 at December 31, 2024, had net losses of $3,340,212 and $4,145,936 for the years ended December 31, 2024 and 2023, respectively, and net cash used in operating activities of $872,436 and $1,383,210 for the years ended December 31, 2024 and 2023, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: allocation of payroll expense to research and development and warrant valuation. The Company calculates the fair value of warrants using the Black-Scholes option-pricing method. The Black-Scholes option-pricing method requires the use of subjective assumptions, including stock price volatility, the expected life of stock options, risk free interest rate and the fair value of the underlying common stock on the date of grant. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Cash

The Company’s cash is held in bank accounts in the United States and is insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company has not experienced any cash losses.

Income Taxes

Income taxes are accounted for under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Consolidated balance sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The likelihood that its deferred tax assets will be recovered from future taxable income must be assessed and, to the extent that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance in a period are recorded through the income tax provision in the consolidated statements of operations.

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

Advertising and Marketing Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. The Company had $1,130 and $392 of advertising expenses for the years ended December 31, 2024 and 2023, respectively.

Research and Development

All research and development costs are expensed as incurred. The Company incurred research and development expense of $773,279 and $798,165 for the years ended December 31, 2024 and 2023, respectively.

Inventories

In conjunction with the October 19, 2020 Share Exchange Agreement, the Company kept the gem inventory of Reign Resources Corporation. Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of December 31, 2024 and 2023, the Company carried primarily loose sapphire jewels, jewelry for sale, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of December 31, 2024. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time. As the Company does not have any current plans to dispose of the inventory, the Company included the inventory in Other Assets in the Consolidated Balance Sheets as of December 31, 2024.

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

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. As of December 31, 2024 and 2023, the Company had not experienced impairment losses on its long-lived assets.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2024 and 2023, the fair value of cash, accounts payable, accrued expenses, advance from shareholder, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

For option-based simple derivative financial instruments, the Company uses the Monte Carlo simulations to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. There were no derivative financial instruments as of December 31, 2024 and 2023 and no charges or credits to income for the years ended December 31, 2024 and 2023.

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

Recent Accounting Pronouncements

There are no recently issued accounting updates that are expected to have a material impact on the Company’s consolidated financial statements except for:

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which is intended to improve disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity’s performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity’s selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	Estimated Life	December 31, 2024	December 31, 2023
Office equipment	5 years	$29,041	$29,041
Computer equipment	3 years	3,157	3,157
Accumulated depreciation		(22,513)	(16,902)
		$9,685	$15,296

Depreciation expense was $5,611 and $6,756 for the years ended December 31, 2024 and 2023, respectively, and is classified in general and administrative expenses in the Consolidated Statements of Operations.

NOTE 5 – CONVERTIBLE PROMISSORY DEBENTURES

Convertible notes payable consisted of the following:

Note Holder/Original Issuance Date	Maturity Date	Cash Received	Outstanding Balance as of December 31, 2024	Outstanding Balance as of December 31, 2023
Osher Capital Partners LLC
January 28, 2020 (“Note 1”)	August 31, 2025	$350,005	$620,553	$564,138
June 22, 2022 (“Note 2”)	August 31, 2025	75,000	103,745	94,314
August 31, 2022 (“Note 2”)	August 31, 2025	100,000	135,520	123,200
September 20, 2022 (“Note 2”)	August 31, 2025	100,000	135,520	123,200
October 20, 2022 (“Note 2”)	March 31, 2025	100,000	127,000	110,000
November 14, 2022 (“Note 2”)	March 31, 2025	50,000	64,350	55,000
December 22, 2022 (“Note 2”)	March 31, 2025	100,000	125,000	110,000
July 18, 2023 (“Note 3”)	August 31, 2025	60,000	72,600	66,000
December 7, 2023 (“Note 3”)	August 31, 2025	40,000	48,400	44,000
May 13, 2024 (“Note 4”)	May 13, 2025	35,000	40,000	-
August 19, 2024 (“Note 4”)	August 19, 2025	7,500	8,250	-
November 19, 2024 (“Note 4”)	November 19, 2025	8,000	8,800	-

Brio Capital Master Fund, Ltd.
March 23, 2022 (“Note 2”)	August 31, 2025	100,000	142,960	129,964
November 9, 2022 (“Note 2”)	August 31, 2025	75,000	101,640	92,400
January 20, 2023 (“Note 3”)	March 31, 2025	50,000	62,500	55,000
February 9, 2023 (“Note 3”)	March 31, 2025	50,000	62,500	55,000
July 20, 2023 (“Note 3”)	August 31, 2025	40,000	48,400	44,000
January 8, 2024 (“Note 4”)	January 8, 2025	40,000	44,000	-
May 13, 2024 (“Note 4”)	May 13, 2025	35,000	40,000	-
August 20, 2024 (“Note 4”)	August 20, 2025	11,500	12,650	-
November 19, 2024 (“Note 4”)	November 19, 2025	8,000	8,800	-

Various third-party noteholders
Various dates in fiscal 2024 (“Note 4”)	None outstanding	650,890	8,800	-

Previous fiscal 2021, 2022, and 2023 Osher and Brio Notes converted in fiscal 2024			-	841,420
Total convertible notes payable		$2,085,895	$2,021,988	$2,507,636
Original issue discount			(117,868)	(225,835)
Beneficial conversion feature			-	(22,013)
Debt discount			(12,384)	(49,489)

Total convertible notes payable			$1,891,736	$2,210,299

Principal payments on convertible promissory debentures are due as follows:

Year ending December 31,
2025	$2,021,988
$2,021,988

Changes in convertible notes were as follows:

	Note 1	Note 2	Note 3	Note 4	Totals
Convertible notes payable as of December 31, 2022	$700,816	$1,578,500	$-	$-	$2,279,316

Convertible notes payable issued in 2023	163,320	142,000	1,443,200	-	1,748,520
Conversion of debt for common stock	-	(341,000)	(1,179,200)	-	(1,520,200)
Convertible notes payable as of December 31, 2023	$864,136	$1,379,500	$264,000	$-	$2,507,636

Convertible notes payable issued in 2024	56,416	97,655	30,400	879,029	1,063,500
Conversion of debt for common stock	(299,999)	(541,419)	-	(707,730)	(1,549,148)
Convertible notes payable as of December 31, 2024	$620,553	$935,736	$294,400	$171,299	$2,021,988

Changes in note discounts were as follows:

	Note 1	Note 2	Note 3	Note 4	Totals
Note discounts as of December 31, 2022	$-	$642,660	$-	$-	$642,660

Note discounts issued in conjunction with debt in 2023	163,320	142,000	1,390,535	-	1,695,855
2023 accretion of note discounts	(48,325)	(683,850)	(1,309,003)	-	(2,041,178)
Note discounts as of December 31, 2023	$114,995	$100,810	$81,532	$-	$297,337

Note discounts issued in conjunction with debt in 2024	56,414	97,657	30,400	487,771	672,242
2024 accretion of note discounts	(129,214)	(145,792)	(95,981)	(468,340)	(839,327)
Note discounts as of December 31, 2024	$42,195	$52,675	$15,951	$19,431	$130,252

Convertible notes payable, net, as of December 31, 2023	$749,141	$1,278,690	$182,468	$-	$2,210,299
Convertible notes payable, net, as of December 31, 2024	$578,358	$883,060	$278,449	$151,869	$1,891,736

2023 Effective interest rate	6%	50%	496%	-%	81%
2024 Effective interest rate	21%	16%	33%	273%	41%

Current Noteholders

2024 Convertible Notes (Note 4)

During fiscal 2024, the Company entered into Original Issue Discount Senior Convertible Debentures (the “2024 Notes”) totaling (i) $879,029 aggregate principal amount of Notes (total of $795,890 cash was received) due between January and June 2025 based on $1.00 for each $0.90909 paid by the noteholders and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 219,758 shares of the Company’s Common Stock at an exercise price of $6.00 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $795,890 which was issued at a $83,139 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $4.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

In September 2024, holders converted $474,794 in exchange for the issuance of 118,700 shares of Common Stock to the holders.

In May and June 2024, holders converted $232,937 in exchange for the issuance of 38,826 shares of Common Stock to the holders.

The Company has not repaid the Brio January 8, 2024 convertible note of $44,000 that matured on January 8, 2025 and the convertible note is now in default. The Company is currently in discussions to restructure the terms of the note.

2023 Convertible Notes (Note 3)

During fiscal 2023, the Company entered into Original Issue Discount Senior Convertible Debentures (the “2023 Notes”) totaling (i) $294,400 aggregate principal amount of Notes (total of $240,000 cash was received) due in various dates from July 2024 through March 2025 based on $1.00 for each $0.90909 paid by the noteholders and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 66,000 shares of the Company’s Common Stock at an exercise price of $7.50 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $240,000 which was issued at a $54,400 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $4.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 30, 2024, a noteholder agreed to extend the note to August 31, 2025 for original issue discount totaling $15,400.

On April 9, 2024, a noteholder agreed to extend the note to March 31, 2025 for original issue discount totaling $15,000.

2022 Convertible Notes (Note 2)

During fiscal 2022, the Company entered into Original Issue Discount Senior Convertible Debentures (the “2022 Notes”) totaling (i) $935,735 aggregate principal amount of Notes (total of $700,000 cash was received) due on various dates from January 2024 through December 7, 2024 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 192,500 shares of the Company’s Common Stock at an exercise price of $7.50 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $770,000 which was issued at a $70,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $4.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 30, 2024, a noteholder agreed to extend the note to August 31, 2025 for original issue discount totaling $56,306.

On April 10, 2024, a noteholder agreed to extend the notes to between August 2024 and March 2025 for original issue discount totaling $41,350.

Osher – $620,553 (Note 1)

On January 28, 2020, as subsequently amended, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $620,553 aggregate principal amount of Original Issue Discount Senior Convertible Debenture due August 30, 2024, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants to purchase up to an aggregate of 102,827 shares of the Company’s Common Stock at an exercise price of $5.60 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the note and warrants was $350,005 with a total of $270,548 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $3.76 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On September 30, 2024, a noteholder agreed to extend the note to August 31, 2025 for original issue discount totaling $56,414.

NOTE 6 –PROMISSORY NOTES

On November 26, 2024, the Company entered into promissory notes totaling $314,000 aggregate principal amount of promissory notes (total of $157,000 cash was received) due November 26, 2025 based on $1.00 for each $0.50 paid by the noteholders which were issued at a $157,000 original issue discount from the face value of the promissory notes.

NOTE 7 – ADVANCE FROM SHAREHOLDER

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $0 and $80,000 under Advance From Shareholder in the accompanying Balance Sheets at December 31, 2024 and 2023, respectively. The Company received advances of $35,000 and $80,000 and had repayments of $115,000 and $0 for the years ended December 31, 2024 and 2023, respectively. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, is non-interest bearing and due on demand.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company authorized 10,000,000 shares of par value $0.0001 preferred stock, of which 2,403 and 1,287 shares are issued and outstanding at December 31, 2024 and 2023, respectively.

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

During fiscal 2023, holders of 161,684 shares of common stock elected to exchange these shares for an aggregate of 1,287 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for issuances of additional shares at an issue price of less than the conversion ratio in the Warrant Exchange Agreement.

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

Common Stock

On December 30, 2024, the Company filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the State of Delaware, which went effective immediately upon filing. The Certificate of Amendment decreased our authorized common stock to One Hundred Million (100,000,000) shares, par value $0.0001, of which 1,605,377 and 1,288,415 shares are outstanding as of December 31, 2024 and 2023, respectively.

During the year ended December 31, 2024, the holders of $707,730 of Original Issue Discount Senior Convertible Debentures converted their debentures in exchange for the issuance of 157,526 shares of Common Stock to the holders.

During the year ended December 31, 2024, the Company issued 38,325 common shares valued at $214,550 (based on the estimated fair value of the stock on the date of grant), respectively, for services rendered.

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

Restricted Stock Units

Effective October 10, 2022, the Company’s Board of Directors appointed Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel as non-executive members to the Company’s Board of Directors (“Director”). Each Director shall receive an annual grant of restricted stock units of $50,000. During the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation totaling $150,000 and $150,000, respectively, in the consolidated Statements of Operations.

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

On October 8, 2024, the Company offered a short-term inducement to the Company’s warrant holders in which the Company will issue ¾ of a share of the Company’s common stock in exchange for each warrant. In response to this offer, 246,257 warrants were exchanged for 184,700 shares of the Company’s common stock. The Company recognized a gain of $63,715 due to the modification of the warrants in October 2024.

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

We have a lease agreement with lease and non-lease components. We have elected to account for these lease and non-lease components as a single lease component. We are also electing not to apply the recognition requirements to short-term leases of twelve months or less and instead will recognize lease payments as expense on a straight-line basis over the lease term.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Years ended December 31,
	2024	2023
Operating lease expense	$71,676	$71,676
Short term lease cost	$-	$-
Total lease expense	$71,676	$71,676

In accordance with ASC 842, other information related to leases was as follows:

Years ended December 31,	2024	2023
Operating cash flows from operating leases	$77,142	$54,263
Cash paid for amounts included in the measurement of lease liabilities	$77,142	$54,263

Weighted-average remaining lease term—operating leases	1.67 years	2.67 years
Weighted-average discount rate—operating leases	10%	10%

In accordance with ASC 842, maturities of operating lease liabilities as of December 31, 2024 were as follows:

Operating
Year ending:	Lease
2025	$79,456
2026	54,225
Total undiscounted cash flows	$133,681

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	1.67 years
Weighted-average discount rate	10%
Present values	$126,302

Lease liabilities—current	69,946
Lease liabilities—long-term	56,356
Lease liabilities—total	$126,302

Difference between undiscounted and discounted cash flows	$7,379

Operating lease cost was $71,676 and $71,676 for the years ended December 31, 2024 and 2023, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 7, 8, and 13, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

Employment Agreements

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. The Company incurred compensation expense of $455,000 (of which $42,416 was paid and $412,584 is unpaid and accrued) and $455,000 (of which $170,625 was paid and $284,375 is unpaid and accrued) for the years ended December 31, 2024 and 2023, respectively. The cumulative amount accrued at December 31, 2024 related to Mr. Joyce’s salary was $715,210.

On April 1, 2023, the Company entered into an Employment Agreement with Dr. Annette Marleau whereby Dr. Marleau became the Company’s Chief Scientific Officer. Dr. Marleau receives an annual base salary of $300,000, with automatic 3% annual increases plus bonus compensation not to exceed 40% of salary. Dr. Marleau’s employment also provides for medical insurance, disability benefits and up to six months of severance pay if her employment is terminated by the Company. The Company incurred compensation expense of $309,000 (of which $83,688 was paid and $225,313 is unpaid and accrued) and $225,000 (of which $125,000 was paid and $100,000 is unpaid and accrued) for the years ended December 31, 2024 and 2023, respectively. The cumulative amount accrued at December 31, 2024 related to Dr. Marleau’s salary was $325,313.

NOTE 11 – INCOME TAXES

At December 31, 2024, net operating loss carry forwards for Federal and state income tax purposes totaling approximately $3,340,000 available to reduce future income which under the Tax Cuts and Jobs Act of 2018, allows for an indefinite carryforward period, with carryforwards limited to 80% of each subsequent year’s net income. There is no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

A reconciliation of the statutory income tax rates and the effective tax rate is as follows:

	December 31,
	2024	2023

Statutory U.S. federal rate	21.0%	21.0%
State income tax, net of federal benefit	7.0%	7.0%
Permanent differences	-%	-%
Valuation allowance	(28.0)%	(28.0)%

Provision for income taxes	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	December 31,
	2024	2023

Deferred tax assets:
Net operating loss carry forwards	$4,008,548	$3,059,299
Depreciation and amortization	(50,078)	(35,541)
Valuation allowance	(3,958,470)	(3,023,758)

	$-	$-

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Years Ended December 31,
	2024	2023
Convertible notes payable	516,105	365,274
Preferred shares	301,900	-
Restricted stock units	49,704	17,178
Warrants to purchase shares of common stock	1,100	78,000
Total potentially dilutive shares	868,809	460,452

The following table sets forth the computation of basic and diluted net income per share:

	Years Ended December 31,
	2024	2023

Net loss attributable to the common stockholders	$(3,340,212)	$(4,145,936)

Basic weighted average outstanding shares of common stock	1,332,449	1,100,372
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	1,332,449	1,100,372

Loss per share:
Basic and diluted	$(2.51)	$(3.77)

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

Board of Directors Compensation

Effective October 10, 2022, the Company’s Board of Directors appointed Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel and on January 11, 2025, appointed Mr. Michael Ryan as non-executive members to the Company’s Board of Directors (“Director”). Each Director shall receive an annual retainer of $30,000 paid in equal quarterly amounts at the end of each quarter. In addition, each Director shall receive a grant of restricted stock units of $50,000, or at the discretion of the Board of Directors, options to acquire shares of common stock. Restricted stock units will be valued based on the average of the five trading days preceding and including the date of grant and will vest at a rate determined by the Board of Directors over one year. If options are granted, the options will be valued at the exercise price based on the average of the five trading days preceding and including the date of grant, have a ten-year term, and will vest at a rate determined by the Board of Directors.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2024 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended December 31, 2024, except for the following:

Regulation D

On January 9, 2025, the Company initiated a Regulation D offering to sell up to 750,000 Units at a price of $5,000 per unit with each Unit consisting of one (1) $5,500 principal amount convertible debenture (convertible at Four dollars ($4.00) per share) and a Warrant to purchase 1,250 shares of common stock at $6.00 per share. The Debentures have a principal amount equal to 110% of such Purchaser’s subscription amount, convertible at $4.00 per share and maturing one (1) year from the date the subscription amount is accepted by the Company. The Warrants for a number of shares equal to the subscription amount divided by the conversion price with an exercise price of $6.00 per share, exercisable upon issuance and will expire five years from issuance. The Debentures will not be redeemable but contain an automatic conversion feature, which will cause all principal and interest due under the Debenture to automatically convert if our common stock is listed for trading on a national securities exchange, such as NASDAQ or the NYSE. As of April 15, 2025, a total of 69 Units were sold to accredited investors at a price of $5,000 per Unit totaling $345,197.

Convertible Notes

The Company has not repaid the Brio January 8, 2024 convertible note of $44,000 that matured on January 8, 2025 and the convertible note is now in default. The Company is currently in discussions to restructure the terms of the note (see Note 5).

The Company has not repaid two Brio convertible notes totaling $125,000 that matured on March 31, 2025 and the convertible notes are now in default. The Company is currently in discussions to restructure the terms of these notes.

The Company has not repaid three Osher convertible notes totaling $316,350 that matured on March 31, 2025 and the convertible notes are now in default. The Company is currently in discussions to restructure the terms of these notes.

