Form 10-Q
period 2025-03-31
Sigyn Therapeutics, Inc.
filed 2025-05-20
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 20, 2025, there were 1,605,377 shares of common stock outstanding.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash	$12,895	$12,144
Other current assets	55,200	9,100
Total current assets	68,095	21,244

Property and equipment, net	8,322	9,685
Operating lease right-of-use assets, net	97,181	112,079
Other assets	70,711	70,711
Total assets	$244,309	$213,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$672,040	$608,384
Accrued payroll and payroll taxes	2,005,147	1,868,973
Short-term promissory notes, less unamortized debt issuance costs of $101,080 and $139,794, respectively	212,920	174,206
Short-term convertible notes payable, less unamortized debt issuance costs of $212,409 and $130,252, respectively	2,189,296	1,891,736
Current portion of operating lease liabilities	72,300	69,946
Other current liabilities	312	1,742
Total current liabilities	5,152,015	4,614,987
Long-term liabilities:
Operating lease liabilities, net of current portion	37,501	56,356
Total long-term liabilities	37,501	56,356
Total liabilities	5,189,516	4,671,343

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 2,403 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 1,605,377 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	161	161
Additional paid-in capital	10,404,920	10,223,939
Accumulated deficit	(15,350,288)	(14,681,724)
Total stockholders’ deficit	(4,945,207)	(4,457,624)
Total liabilities and stockholders’ deficit	$244,309	$213,719

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024

Net revenues	$-	$-

Gross Profit	-	-

Operating expenses:
Marketing expenses	176	338
Stock based compensation	50,000	37,500
Research and development	8,842	232,593
General and administrative	487,041	359,541
Total operating expenses	546,059	629,972
Loss from operations	(546,059)	(629,972)

Other expense:
Modification of warrants	-	-
Interest expense	448	1,510
Interest expense - debt discount	27,704	43,207
Interest expense - original issuance costs	94,353	83,399
Total other expense	122,505	128,116

Loss before income taxes	(668,564)	(758,088)
Income taxes	-	-

Net loss	$(668,564)	$(758,088)

Net loss per share, basic and diluted	$(0.42)	$(0.62)

Weighted average number of shares outstanding
Basic and diluted	1,605,377	1,230,354

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of December 31, 2023	32	$-	1,288,415	$129	$7,928,883	$(11,341,512)	$(3,412,500)
Cancellation of common stock - related party	-	-	(64,100)	(7)	7	-	-
Post split rounding of shares	-	-	512	-	-	-	-
Stock based compensation	-	-	-	-	37,500	-	37,500
Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	111,834	-	111,834
Net loss	-	-	-	-	-	(758,088)	(758,088)
Balance as of March 31, 2024	32	$-	1,224,827	$122	$8,078,224	$(12,099,600)	$(4,021,254)
Balance as of December 31, 2024	2,403	$-	1,605,377	$161	$10,223,939	$(14,681,724)	$(4,457,624)
Stock based compensation	-	-	-	-	50,000	-	50,000
Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	130,981	-	130,981
Net loss	-	-	-	-	-	(668,564)	(668,564)
Balance as of March 31, 2025	2,403	$-	1,605,377	$161	$10,404,920	$(15,350,288)	$(4,945,207)

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(668,564)	$(758,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,363	1,523
Stock based compensation	50,000	37,500
Accretion of debt discount	27,704	43,207
Accretion of original issuance costs	94,353	83,399
Modification of warrants	-	-
Changes in operating assets and liabilities:
Other current assets	3,900	4,783
Accounts payable	63,656	67,804
Accrued payroll and payroll taxes	136,174	285,908
Other current liabilities	(3,032)	(1,648)
Net cash used in operating activities	(294,446)	(235,612)

Cash flows from investing activities:
None	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from short-term convertible notes	295,197	251,760
Advance from shareholder	-	25,000
Repayments of advance from shareholder	-	(20,000)
Net cash provided by financing activities	295,197	256,760

Net (decrease) increase in cash	751	21,148

Cash at beginning of period	12,144	11,690
Cash at end of period	$12,895	$32,838

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Subscription receivable in conjunction with debt issuance	$50,000	$-
Warrants issued to third parties in conjunction with debt issuance	$130,981	$111,834
Original issue discount issued in conjunction with debt	$34,520	$25,176

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $15,350,288 at March 31, 2025, had a working capital deficit of $5,083,920 at March 31, 2025, had net losses of $668,564 and $758,088 for the three months ended March 31, 2025 and 2024, respectively, and net cash used in operating activities of $294,446 and $235,612 for the three months ended March 31, 2025 and 2024, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. The Company had $176 and $338 of advertising expenses for the three months ended March 31, 2025 and 2024, respectively.

Research and Development

All research and development costs are expensed as incurred. The Company incurred research and development expense of $8,842 and $232,593 for the three months ended March 31, 2025 and 2024, respectively.

Inventories

In conjunction with the October 19, 2020 Share Exchange Agreement, the Company kept the gem inventory of Reign Resources Corporation. Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of March 31, 2025 and December 31, 2024, the Company carried primarily loose sapphire jewels, jewelry for sale, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of March 31, 2024. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time. As the Company does not have any current plans to dispose of the inventory, the Company included the inventory in Other Assets in the unaudited condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

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

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. As of March 31, 2025 and December 31, 2024, the Company had not experienced impairment losses on its long-lived assets.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2025 and December 31, 2024, the fair value of cash, accounts payable, accrued expenses, advance from shareholder, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Debt

The Company issues debt that may have separate warrants, conversion features, or equity-linked attributes.

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

For option-based simple derivative financial instruments, the Company uses the Monte Carlo simulations to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. There were no derivative financial instruments as of March 31, 2025 and December 31, 2024 and no charges or credits to income for the three months ended March 31, 2025 and 2024.

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

If the conversion feature does not qualify for derivative treatment, the convertible debt is treated as traditional debt.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

		March 31,	December 31,
	Estimated Life	2025	2024

Office equipment	5 years	$29,041	$29,041

Accumulated depreciation		(23,876)	(22,513)
		$8,322	$9,685

Depreciation expense was $1,363 and $1,523 for the three months ended March 31, 2025 and 2024, respectively, and is classified in general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations.

NOTE 5 – CONVERTIBLE PROMISSORY DEBENTURES

Convertible notes payable consisted of the following:

Note Holder/Original Issuance Date	Maturity Date	Cash Received	Outstanding Balance as of March 31, 2025	Outstanding Balance as of December 31, 2024
Osher Capital Partners LLC
January 28, 2020 (“Note 1”)	August 31, 2025	$350,005	$620,553	$620,553
June 22, 2022 (“Note 2”)	August 31, 2025	75,000	103,745	103,745
August 31, 2022 (“Note 2”)	August 31, 2025	100,000	135,520	135,520
September 20, 2022 (“Note 2”)	August 31, 2025	100,000	135,520	135,520
October 20, 2022 (“Note 2”)	March 31, 2025	100,000	127,000	127,000
November 14, 2022 (“Note 2”)	March 31, 2025	50,000	64,350	64,350
December 22, 2022 (“Note 2”)	March 31, 2025	100,000	125,000	125,000
July 18, 2023 (“Note 3”)	August 31, 2025	60,000	72,600	72,600
December 7, 2023 (“Note 3”)	August 31, 2025	40,000	48,400	48,400
May 13, 2024 (“Note 4”)	May 13, 2025	35,000	40,000	40,000
August 19, 2024 (“Note 4”)	August 19, 2025	7,500	8,250	8,250
November 19, 2024 (“Note 4”)	November 19, 2025	8,000	8,800	8,800

Brio Capital Master Fund, Ltd.
March 23, 2022 (“Note 2”)	August 31, 2025	100,000	142,960	142,960
November 9, 2022 (“Note 2”)	August 31, 2025	75,000	101,640	101,640
January 20, 2023 (“Note 3”)	March 31, 2025	50,000	62,500	62,500
February 9, 2023 (“Note 3”)	March 31, 2025	50,000	62,500	62,500
July 20, 2023 (“Note 3”)	August 31, 2025	40,000	48,400	48,400
January 8, 2024 (“Note 4”)	January 8, 2025	40,000	44,000	44,000
May 13, 2024 (“Note 4”)	May 13, 2025	35,000	40,000	40,000
August 20, 2024 (“Note 4”)	August 20, 2025	11,500	12,650	12,650
November 19, 2024 (“Note 4”)	November 19, 2025	8,000	8,800	8,800

Various third-party noteholders
Various dates in fiscal 2024 (“Note 4”)	November 19, 2025	650,890	8,800	8,800

FY 2025 Regulation D	Primarily January 9, 2026	345,197	379,717	-
Total convertible notes payable		$2,431,092	$2,401,705	$2,021,988
Original issue discount			(96,749)	(117,868)
Debt discount			(115,660)	(12,384)

Total convertible notes payable			$2,189,296	$1,891,736

Principal payments on convertible promissory debentures are due as follows:

Year ending December 31,
2025 (excluding the three months ended March 31, 2025)	$2,021,988
2026	379,717
$2,401,705

Changes in convertible notes were as follows:

	Note 1	Note 2	Note 3	Note 4	Reg D	Totals
Convertible notes payable as of December 31, 2022	$700,816	$1,578,500	$-	$-	$-	$2,279,316
Convertible notes payable issued in 2023	163,320	142,000	1,443,200	-	-	1,748,520
Conversion of debt for common stock	-	(341,000)	(1,179,200)	-	-	(1,520,200)
Convertible notes payable as of December 31, 2023	$864,136	$1,379,500	$264,000	$-	$-	$2,507,636

Convertible notes payable issued in 2024	56,416	97,655	30,400	879,029	-	1,063,500
Conversion of debt for common stock	(299,999)	(541,419)	-	(707,730)	-	(1,549,148)
Convertible notes payable as of December 31, 2024	$620,553	$935,736	$294,400	$171,299	$-	$2,021,988

Convertible notes payable issued in 2025	-	-	-	-	379,717	379,717
Conversion of debt for common stock	-	-	-	-	-	-
Convertible notes payable as of March 31, 2025	$620,553	$935,736	$294,400	$171,299	$379,717	$2,401,705

Changes in note discounts were as follows:

	Note 1	Note 2	Note 3	Note 4	Reg D	Totals
Note discounts as of December 31, 2023	$114,995	$100,810	$81,532	$-	$-	$297,337

Note discounts issued in conjunction with debt in 2024	56,414	97,657	30,400	487,771	-	672,242
2024 accretion of note discounts	(129,214)	(145,792)	(95,981)	(468,340)	-	(839,327)
Note discounts as of December 31, 2024	$42,195	$52,675	$15,951	$19,431	$-	$130,252

Note discounts issued in conjunction with debt in 2025	-	-	-	-	165,500	165,500
2025 accretion of note discounts	(13,910)	(24,080)	(7,496)	(7,053)	(30,804)	(83,343)
Note discounts as of March 31, 2025	$28,285	$28,595	$8,455	$12,378	$134,696	$212,409

Convertible notes payable, net, as of Dec 31, 2024	$578,358	$883,061	$278,449	$151,868	$-	$1,891,736
Convertible notes payable, net, as of March 31, 2025	$592,268	$907,141	$285,945	$158,921	$245,021	$2,189,296

2024 Effective interest rate	21%	16%	33%	273%	-%	42%
2025 Effective interest rate	2%	3%	3%	4%	8%	3%

Current Noteholders

Regulation D

On January 9, 2025, the Company initiated a Regulation D offering to sell up to 750,000 Units at a price of $5,000 per unit with each Unit consisting of one (1) $5,500 principal amount convertible debenture (convertible at four dollars ($4.00) per share into the Company’s common stock) and a Warrant to purchase 1,250 shares of common stock at $6.00 per share. The Debentures have a principal amount equal to 110% of such Purchaser’s subscription amount, convertible at $4.00 per share and maturing one (1) year from the date the subscription amount is accepted by the Company. The Warrants for a number of shares equal to the subscription amount divided by the conversion price with an exercise price of $6.00 per share, exercisable upon issuance and will expire five years from issuance. The Debentures will not be redeemable but contain an automatic conversion feature, which will cause all principal and interest due under the Debenture to automatically convert if our common stock is listed for trading on a national securities exchange, such as NASDAQ or the NYSE. As of March 31, 2025, a total of 69 Units were sold to accredited investors at a price of $5,500 per Unit totaling $379,717 (total of $295,197 cash was received and $50,000 as a subscription receivable).

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

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company authorized 10,000,000 shares of par value $0.0001 preferred stock, of which 2,403 and 2,403 shares are issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

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

Common Stock

On December 30, 2024, the Company filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the State of Delaware, which went effective immediately upon filing. The Certificate of Amendment decreased our authorized common stock to One Hundred Million (100,000,000) shares, par value $0.0001, of which 1,605,377 and 1,605,377 shares are outstanding as of March 31, 2025 and December 31, 2024, respectively.

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

Restricted Stock Units

Effective January 11, 2025 and October 10, 2022, the Company’s Board of Directors appointed Mr. Michael Ryan, and Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel, respectively, as non-executive members to the Company’s Board of Directors (“Director”). Effective January 1, 2023, each Director shall receive an annual grant of restricted stock units of $50,000. During the three months ended March 31, 2025 and 2024, respectively, the Company recorded stock-based compensation totaling $50,000 and $37,500, respectively, in the unaudited condensed consolidated Statements of Operations.

Reverse Stock Split

Effective January 19, 2024, the Board of Directors declared a one-for-forty reverse stock split to shareholders of record on or before January 31, 2024 of the Company’s issued and outstanding shares of common stock, outstanding warrants and options, and the Series B Convertible Preferred Stock. The number of shares of common stock and convertible preferred shares obtainable upon exercise or conversion and the exercise prices and conversion rate have been equitably adjusted. As such, all share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

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

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives. Our variable lease payments primarily consist of maintenance and other operating expenses from our real estate lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components. We have elected to account for these lease and non-lease components as a single lease component. We are also electing not to apply the recognition requirements to short-term leases of twelve months or less and instead will recognize lease payments as expense on a straight-line basis over the lease term.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Three Months ended March 31,
	2025	2024
Operating lease expense	$17,919	$17,919
Short term lease cost	$-	$-
Total lease expense	$17,919	$17,919

In accordance with ASC 842, other information related to leases was as follows:

Three Months ended March 31,	2025	2024
Operating cash flows from operating leases	$19,522	$18,954
Cash paid for amounts included in the measurement of lease liabilities	$19,522	$18,954

Weighted-average remaining lease term—operating leases	1.42 years	2.42 years
Weighted-average discount rate—operating leases	10%	10%

In accordance with ASC 842, maturities of operating lease liabilities as of March 31, 2025 were as follows:

Operating
Year ending:	Lease
2025 (9 months)	$59,934
2026	54,225
Total undiscounted cash flows	$114,159

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	1.42 years
Weighted-average discount rate	10%
Present values	$109,800

Lease liabilities—current	72,300
Lease liabilities—long-term	37,501
Lease liabilities—total	$109,800

Difference between undiscounted and discounted cash flows	$4,358

Operating lease cost was $17,919 and $17,919 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Note 7, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

Employment Agreements

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. The Company incurred compensation expense of $113,748 (of which $80,604 was paid and $33,144 is unpaid and accrued) and $113,748 (of which $0 was paid and $113,748 is unpaid and accrued), and employee benefits of $12,183 and $10,718, for the three months ended March 31, 2025 and 2024, respectively.

On April 1, 2023, the Company entered into an Employment Agreement with Dr. Annette Marleau whereby Dr. Marleau became the Company’s Chief Scientific Officer. Dr. Marleau receives an annual base salary of $300,000, with automatic 3% annual increases plus bonus compensation not to exceed 40% of salary. Dr. Marleau’s employment also provides for medical insurance, disability benefits and up to six months of severance pay if her employment is terminated by the Company. The Company incurred compensation expense of $79,566 (of which $39,782 was paid and $39,784 is unpaid and accrued) and $77,250 (of which $12,875 was paid and $64,375 is unpaid and accrued) for the three months ended March 31, 2025 and 2024, respectively.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Three Months Ended March 31,
	2025	2024
Convertible notes payable	611,034	411,430
Preferred stock	301,900	161,673
Restricted stock units	65,580	25,307
Warrants to purchase shares of common stock	15,483	124,159
Total potentially dilutive shares	993,998	722,569

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2025	2024

Net loss attributable to the common stockholders	$(668,564)	$(758,088)

Basic weighted average outstanding shares of common stock	1,605,377	1,230,354
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	1,605,377	1,230,354

Loss per share:
Basic and diluted	$(0.42)	$(0.62)

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

Board of Directors Compensation

Effective January 11, 2025 and October 10, 2022, the Company’s Board of Directors appointed Mr. Michael Ryan and Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel, respectively, as non-executive members to the Company’s Board of Directors (“Director”). Each Director shall receive an annual retainer of $30,000 paid in equal quarterly amounts at the end of each quarter. In addition, each Director shall receive a grant of restricted stock units of $50,000, or at the discretion of the Board of Directors, options to acquire shares of common stock. Restricted stock units will be valued based on the average of the five trading days preceding and including the date of grant and will vest at a rate determined by the Board of Directors over one year. If options are granted, the options will be valued at the exercise price based on the average of the five trading days preceding and including the date of grant, have a ten year term, and will vest at a rate determined by the Board of Directors.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2025 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended March 31, 2025, except for the following:

In April 2025, the Company entered into Original Issue Discount Senior Convertible Debentures (“Notes”) totaling (i) $33,000 aggregate principal amount of Notes (total of $30,000 cash was received) due in April 2026 based on $1.00 for each $0.90909 paid by the noteholders and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 8,250 shares of the Company’s Common Stock at an exercise price of $6.00 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $30,000 which was issued at a $3,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $4.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On May 15, 2025, the Company entered into a lease termination agreement (“Termination Agreement”) with HGIT Historic Decatur LP to terminate the Company’s San Diego, California office space. The Termination Agreement allows HGIT Historic Decatur LP to retain the security deposit of $20,711 and to be paid $12,000 within twelve (12) months from the termination date. The Company was released from any other obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the notes included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 particularly under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements and Risk Factors Summary” sections.

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

Recent Developments

Reverse Stock Split

Effective January 19, 2024, the Board of Directors declared a one-for-forty reverse stock split to shareholders of record on or before January 31, 2024 of the Company’s issued and outstanding shares of common stock, outstanding warrants and options, and the Series B Convertible Preferred Stock. The number of shares of common stock and convertible preferred shares obtainable upon exercise or conversion and the exercise prices and conversion rate have been equitably adjusted. As such, all share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

Financing Transactions

Preferred Stock

The Company has 10,000,000 shares of par value $0.0001 preferred stock authorized, of which 2,403 and 2,403 shares preferred shares are issued and outstanding at March 31, 2025 and December, 31, 2024, respectively.

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

Common Stock

On December 30, 2024, the Company filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the State of Delaware, which went effective immediately upon filing. The Certificate of Amendment decreased our authorized common stock to One Hundred Million (100,000,000) shares, par value $0.0001, of which 1,605,377 and 1,605,377 shares are outstanding as of March 31, 2025 and December 31, 2024, respectively.

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

Restricted Stock Units

Effective January 11, 2025 and October 10, 2022, the Company’s Board of Directors appointed Mr. Michael Ryan and Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel, respectively, as non-executive members to the Company’s Board of Directors (“Director”). Effective January 1, 2023, each Director shall receive an annual grant of restricted stock units of $50,000. During the three months ended March 31, 2025 and 2024, respectively, the Company recorded stock-based compensation totaling $50,000 and $37,500, respectively, in the unaudited condensed consolidated Statements of Operations.

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

Regulation D

On January 9, 2025, the Company initiated a Regulation D offering to sell up to 750,000 Units at a price of $5,000 per unit with each Unit consisting of one (1) $5,500 principal amount convertible debenture (convertible at Four dollars ($4.00) per share into the Company’s common stock) and a Warrant to purchase 1,250 shares of common stock at $6.00 per share. The Debentures have a principal amount equal to 110% of such Purchaser’s subscription amount, convertible at $4.00 per share and maturing one (1) year from the date the subscription amount is accepted by the Company. The Warrants for a number of shares equal to the subscription amount divided by the conversion price with an exercise price of $6.00 per share, exercisable upon issuance and will expire five years from issuance. The Debentures will not be redeemable but contain an automatic conversion feature, which will cause all principal and interest due under the Debenture to automatically convert if our common stock is listed for trading on a national securities exchange, such as NASDAQ or the NYSE. As of March 31, 2025, a total of 69 Units were sold to accredited investors at a price of $5,500 per Unit totaling $379,717 (total of $295,197 cash was received and $50,000 as a subscription receivable).

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

The remaining outstanding Notes are as follows:

Note Holder/Original Issuance Date	Maturity Date	Cash Received	Outstanding Balance as of March 31, 2025 (1)	Outstanding Balance as of December 31, 2024 (1)
Osher Capital Partners LLC
January 28, 2020 (“Note 1”)	August 31, 2025	$350,005	$620,553	$620,553
June 22, 2022 (“Note 2”)	August 31, 2025	75,000	103,745	103,745
August 31, 2022 (“Note 2”)	August 31, 2025	100,000	135,520	135,520
September 20, 2022 (“Note 2”)	August 31, 2025	100,000	135,520	135,520
October 20, 2022 (“Note 2”)	March 31, 2025	100,000	127,000	127,000
November 14, 2022 (“Note 2”)	March 31, 2025	50,000	64,350	64,350
December 22, 2022 (“Note 2”)	March 31, 2025	100,000	125,000	125,000
July 18, 2023 (“Note 3”)	August 31, 2025	60,000	72,600	72,600
December 7, 2023 (“Note 3”)	August 31, 2025	40,000	48,400	48,400
May 13, 2024 (“Note 4”)	May 13, 2025	35,000	40,000	40,000
August 19, 2024 (“Note 4”)	August 19, 2025	7,500	8,250	8,250
November 19, 2024 (“Note 4”)	November 19, 2025	8,000	8,800	8,800

Brio Capital Master Fund, Ltd.
March 23, 2022 (“Note 2”)	August 31, 2025	100,000	142,960	142,960
November 9, 2022 (“Note 2”)	August 31, 2025	75,000	101,640	101,640
January 20, 2023 (“Note 3”)	March 31, 2025	50,000	62,500	62,500
February 9, 2023 (“Note 3”)	March 31, 2025	50,000	62,500	62,500
July 20, 2023 (“Note 3”)	August 31, 2025	40,000	48,400	48,400
January 8, 2024 (“Note 4”)	January 8, 2025	40,000	44,000	44,000
May 13, 2024 (“Note 4”)	May 13, 2025	35,000	40,000	40,000
August 20, 2024 (“Note 4”)	August 20, 2025	11,500	12,650	12,650
November 19, 2024 (“Note 4”)	November 19, 2025	8,000	8,800	8,800

Various third-party noteholders
Various dates in fiscal 2024 (“Note 4”)	November 19, 2025	650,890	8,800	8,800

FY 2025 Regulation D	Primarily January 9, 2026	345,197	379,717	-
Total convertible notes payable		$2,431,092	$2,401,705	$2,021,988

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

Environmental Laws and Regulations

At present, our operations are not subject to any environmental laws or regulations

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

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following discussion represents a comparison of our results of operations for the three months ended March 31, 2025 and 2024. The results of operations for the periods shown in our audited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended March 31,
	2025	2024

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	546,059	629,972
Other expense	122,505	128,116
Net loss before income taxes	$(668,564)	$(758,088)

Net Revenues

For the three months ended March 31, 2025 and 2024, we had no revenues.

Cost of Sales

For the three months ended March 31, 2025 and 2024, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses decreased by $83,913, or 13.3%, to $546,059 for three months ended March 31, 2025 from $629,972 for the three months ended March 31, 2024 primarily due to decreases in research and development costs of $223,751, insurance costs of $45,541, marketing costs of $162, depreciation costs of $160, and general and administration costs of $3,718, offset primarily by increases in compensation costs of $157,066, investor relations costs of $622, consulting fees of $14,875, professional fees of $4,357, and stock based compensation of $12,500, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended March 31, 2025, we had marketing expenses of $176, research and development costs of $8,842, stock based compensation of $50,000, and general and administrative expenses of $487,041 primarily due to professional fees of $49,761, compensation costs of $335,176, rent expense of $19,480, depreciation costs of $1,363, investor relations costs of $13,353, consulting fees of $37,375, insurance expense of $26,795, and general and administration costs of $3,738, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended March 31, 2024, we had marketing expenses of $338, research and development costs of $232,593, stock based compensation of $37,500, and general and administrative expenses of $359,541 primarily due to professional fees of $45,404, compensation costs of $178,110, rent expense of $19,481, depreciation costs of $1,523, investor relations costs of $12,731, consulting fees of $22,500, insurance expense of $72,336, and general and administration costs of $7,455, as a result of adding administrative infrastructure for our anticipated business development.

Other Expense

Other expense for the three months ended March 31, 2025 totaled $122,505 primarily due to interest expense of $27,704 in conjunction with accretion of debt discount, interest expense of $94,353 in conjunction with accretion of original issuance discount, and interest expense of $448, compared to other expense of $128,116 for the three months ended March 31, 2024 primarily due to interest expense of $43,207 in conjunction with accretion of debt discount, interest expense of $83,399 in conjunction with accretion of original issuance discount, and interest expense of $1,510.

Net loss before income taxes

Net loss before income taxes for the three months ended March 31, 2025 totaled $668,564 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, consulting fees, research and development costs, rent, insurance, stock based compensation, and general and administration costs compared to a loss of $758,008 for the three months ended March 31, 2024 primarily due to (increases/decreases) in compensation costs, professional fees, marketing costs, investor relations costs, consulting fees, research and development costs, rent, insurance, stock based compensation, and general and administration costs.

Assets and Liabilities

Assets were $244,309 as of March 31, 2025. Assets consisted primarily of cash of $12,895, other current assets of $55,200, equipment of $8,322, operating lease right-of-use assets of $97,181, and other assets of $70,711. Liabilities were $5,189,516 as of March 31, 2025. Liabilities consisted primarily of accounts payable of $672,040, accrued payroll and payroll taxes of $2,005,147, other current liabilities of $312, convertible notes of $2,189,296, net of $212,409 of unamortized debt discount and debt issuance costs, short term promissory notes of $212,920, net of $101,080 of unamortized debt discount and debt issuance costs, and operating lease liabilities of $109,801.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $15,350,288 at March 31, 2025, had a working capital deficit of $5,083,920 and $4,593,743 at March 31, 2025 and December 31, 2024, respectively, had a net loss of $668,564 and $758,088 for the three months ended March 31, 2025 and 2024, respectively, and net cash used in operating activities of $294,446 and $235,612 for the three months ended March 31, 2025 and 2024, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had an increase in cash flows for the three months ended March 31, 2025 of $751 resulting from cash provided by financing activities of $295,197, offset partially by cash used in operating activities of $294,446.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended March 31,
	2025	2024

Net cash provided by (used in):
Operating activities	$(294,446)	$(235,612)
Investing activities	-	-
Financing activities	295,197	256,760
	$751	$21,148

Cash Flows from Operating Activities – For the three months ended March 31, 2025, net cash used in operations was $294,446 compared to net cash used in operations of $235,612 for the three months ended March 31, 2024. Net cash used in operations was primarily due to a net loss of $668,564 for three months ended March 31, 2025 and the changes in operating assets and liabilities of $200,698, primarily due to the changes in accounts payable of $63,656, other current assets of $3,900, accrued payroll and payroll taxes of $136,174, offset partially by the change in other current liabilities of $3,032. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $1,363, stock based compensation of $50,000, accretion of original issuance costs of $94,353, and the accretion of debt discount of $27,704.

For the three months ended March 31, 2024, net cash used in operations was primarily due to a net loss of $758,088 and the changes in operating assets and liabilities of $356,847, primarily due to the changes in accounts payable of $67,804, other current assets of $4,783, and accrued payroll and payroll taxes of $285,908, offset partially by the change in other current liabilities of $1,648. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $1,523, stock based compensation of $37,500, accretion of original issuance costs of $83,399, and the accretion of debt discount of $43,207.

Cash Flows from Investing Activities – For the three months ended March 31, 2025 and 2024, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities – For the three months ended March 31, 2025, net cash provided by financing was $295,197, due to proceeds from short term convertible notes of $295,197 compared to cash provided by financing activities of $256,760 for the three months ended March 31, 2024 due to proceeds from short term convertible notes of $251,760 and advance from shareholder of $25,000, and repayments of advance from shareholder of $20,000.

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

Regulation D

On January 9, 2025, the Company initiated a Regulation D offering to sell up to 750,000 Units at a price of $5,000 per unit with each Unit consisting of one (1) $5,500 principal amount convertible debenture (convertible at Four dollars ($4.00) per share into the Company’s common stock) and a Warrant to purchase 1,250 shares of common stock at $6.00 per share. The Debentures have a principal amount equal to 110% of such Purchaser’s subscription amount, convertible at $4.00 per share and maturing one (1) year from the date the subscription amount is accepted by the Company. The Warrants for a number of shares equal to the subscription amount divided by the conversion price with an exercise price of $6.00 per share, exercisable upon issuance and will expire five years from issuance. The Debentures will not be redeemable but contain an automatic conversion feature, which will cause all principal and interest due under the Debenture to automatically convert if our common stock is listed for trading on a national securities exchange, such as NASDAQ or the NYSE. As of March 31, 2025, a total of 69 Units were sold to accredited investors at a price of $5,500 per Unit totaling $379,717 (total of $295,197 cash was received and $50,000 as a subscription receivable).

Convertible Notes Payable

During fiscal 2025 and 2024, the Company entered into Original Issue Discount Senior Convertible Debentures (the “2024 Notes”) totaling (i) $912,029 aggregate principal amount of Notes (total of $825,890 cash was received) due between January and November 2025 based on $1.00 for each $0.90909 paid by the noteholders and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 228,008 shares of the Company’s Common Stock at an exercise price of $6.00 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $825,890 which was issued at a $86,139 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $4.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

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

On May 27, 2021, the Company entered into a sixty-three month lease for its corporate office at $5,955 per month commencing June 15, 2021 maturing September 30, 2026. On May 15, 2025, the Company entered into a lease termination agreement (“Termination Agreement”) with HGIT Historic Decatur LP to terminate the Company’s San Diego, California office space. The Termination Agreement allows HGIT Historic Decatur LP to retain the security deposit of $20,711 and to be paid $12,000 within twelve (12) months from the termination date. The Company was released from any other obligations.

Off-Balance Sheet Arrangements

As of March 31, 2025, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of March 31, 2025, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the three months ended March 31, 2025 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ending March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Regulation D

On January 9, 2025, the Company initiated a Regulation D offering to sell up to 750,000 Units at a price of $5,000 per unit with each Unit consisting of one (1) $5,500 principal amount convertible debenture (convertible at Four dollars ($4.00) per share into the Company’s common stock) and a Warrant to purchase 1,250 shares of common stock at $6.00 per share. The Debentures have a principal amount equal to 110% of such Purchaser’s subscription amount, convertible at $4.00 per share and maturing one (1) year from the date the subscription amount is accepted by the Company. The Warrants for a number of shares equal to the subscription amount divided by the conversion price with an exercise price of $6.00 per share, exercisable upon issuance and will expire five years from issuance. The Debentures will not be redeemable but contain an automatic conversion feature, which will cause all principal and interest due under the Debenture to automatically convert if our common stock is listed for trading on a national securities exchange, such as NASDAQ or the NYSE. As of March 31, 2025, a total of 69 Units were sold to accredited investors at a price of $5,500 per Unit totaling $379,717 (total of $295,197 cash was received and $50,000 as a subscription receivable).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

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

ITEM 4. MINE SAFTEY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended March 31, 2025, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMITON.

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit
Number	Description
1.1	Form of Underwriting Agreement**

3.1*	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware

3.2*	Bylaws of the Registrant, as currently in effect (Filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.1*	Share Exchange Agreement dated August 25, 2020 (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 31, 2020 and incorporated herein by reference)

10.2*	Operating Lease (Filed as Exhibit 10.2 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.3*	Employment Agreement for Jeremy Ferrell (Filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the Registrant on March 9, 2022 and incorporated herein by reference)

10.4*	January 2020 Financing Documents and Extensions (Filed as Exhibit 10.4 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.5*	June 23, 2020 Financing Documents (Filed as Exhibit 10.5 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.6*	September 17, 2020 Financing Documents (Filed as Exhibit 10.6 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.7*	Senior Convertible Debenture dated May 10, 2022 (Filed as Exhibit 10.7 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.8*	Warrant dated May 10, 2022 (Filed as Exhibit 10.8 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.9*	Warrant dated October 18, 2021 (Filed as Exhibit 10.9 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.10*	Senior Convertible Debenture dated March 23, 2022 (Filed as Exhibit 10.10 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.11*	Warrant dated March 23, 2022 (Filed as Exhibit 10.11 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.12*	Senior Convertible Debenture dated March 23, 2022 (Filed as Exhibit 10.12 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.13*	Warrant dated March 23, 2022 (Filed as Exhibit 10.13 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.14*	Senior Convertible Debenture dated April 28, 2022 (Filed as Exhibit 10.14 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.15*	Warrant dated April 28, 2022 (Filed as Exhibit 10.15 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.16*	June 1, 2022 Financing Documents (Filed as Exhibit 10.16 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.17*	June 22, 2022 Financing Documents (Filed as Exhibit 10.17 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.18*	Set of Form Documents for July 2022 Financing (Filed as Exhibit 10.18 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.19*	August 31, 2022 Financing Documents (Filed as Exhibit 10.19 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.20*	September 9, 2022 Financing Documents (Filed as Exhibit 10.20 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.21*	October 20, 2022 Financing Documents (Filed as Exhibit 10.21 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.22*	November 9, 2022 Financing Documents (Filed as Exhibit 10.22 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.23*	November 14, 2022 Financing Documents (Filed as Exhibit 10.23 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.24*	November 21, 2022 Financing Documents (Filed as Exhibit 10.24 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.25*	December 22, 2022 Financing Documents (Filed as Exhibit 10.25 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.26*	September 14, 2023 Financing Documents (Filed as Exhibit 10.26 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

21.1*	Subsidiaries of the Registrant (Filed as Exhibit 21.1 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.

**	To be filed by amendment

***	Filed herewith

All references to Registrant’s Forms 8-K, 10-K and 10-Q include reference to File No. 000-55575

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Sigyn Therapeutics, Inc. a Delaware corporation

Dated: May 20, 2025	By:	/s/ James Joyce
James Joyce
Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: May 20, 2025	By:	/s/ Craig Roberts
Craig Roberts
Chief Technology Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Joyce	Chief Executive Officer and Director	May 20, 2024
James Joyce	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Craig Roberts	CTO and Director	May 20, 2024
Craig Roberts

/s/ Richa Nand	Director	May 20, 2024
Richa Nand

/s/ Jim Dorst	Director	May 20, 2024
Jim Dorst

/s/ Chris Wetzel	Director	May 20, 2024
Chris Wetzel

/s/ Michael Ryan	Director	May 20, 2024
Michael Ryan

