Form 10-Q
period 2025-06-30
Sigyn Therapeutics, Inc.
filed 2025-09-05
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number 000-55575

SIGYN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-4210559
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

2305 Historic Decatur Road Ste., 100, San Diego, California	92106
(Address of principal executive offices)	(zip code)

(619) 353-0800

(Registrant’s telephone number, including area code)

2468 Historic Decatur Road, Suite 140

San Diego, California 92106

(Former name, former address and former fiscal year, if changed since last report)

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

As of September 5, 2025, there were 1,605,377 shares of common stock outstanding.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash	$459	$12,144
Other current assets	1,300	9,100
Total current assets	1,759	21,244

Property and equipment, net	-	9,685
Operating lease right-of-use assets, net	-	112,079
Other assets	50,000	70,711
Total assets	$51,759	$213,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$729,846	$608,384
Accrued payroll and payroll taxes	2,186,086	1,868,973
Short-term promissory notes, less unamortized debt issuance costs of $61,938 and $139,794, respectively	262,062	174,206
Short-term convertible notes payable, less unamortized debt issuance costs of $181,719 and $130,252, respectively	2,307,986	1,891,736
Current portion of operating lease liabilities	-	69,946
Other current liabilities	3,408	1,742
Total current liabilities	5,489,388	4,614,987
Long-term liabilities:
Operating lease liabilities, net of current portion	-	56,356
Total long-term liabilities	-	56,356
Total liabilities	5,489,388	4,671,343

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 5,107 and 2,403 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 1,605,377 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	161	161
Additional paid-in capital	11,363,685	10,223,939
Accumulated deficit	(16,801,475)	(14,681,724)
Total stockholders’ deficit	(5,437,629)	(4,457,624)
Total liabilities and stockholders’ deficit	$51,759	$213,719

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024

Net revenues	$-	$-	$-	$-

Gross Profit	-	-	-	-

Operating expenses:
Marketing expenses	184	346	8	8
Stock based compensation	100,000	75,000	50,000	37,500
Research and development	16,323	473,022	7,482	240,429
General and administrative	899,065	684,406	412,023	324,868
Total operating expenses	1,015,572	1,232,774	469,513	602,805
Loss from operations	(1,015,572)	(1,232,774)	(469,513)	(602,805)

Other expense:
Other income	(5,797)	-	(5,797)	-
Modification of warrants	17,505	-	17,505	-
Inducement of preferred shares	845,901	-	845,901	-
Interest expense	1,321	2,081	873	569
Interest expense - debt discount	69,879	159,944	42,175	116,737
Interest expense - original issuance costs	175,370	225,672	81,017	142,272
Total other expense	1,104,179	387,697	981,674	259,578

Loss before income taxes	(2,119,751)	(1,620,471)	(1,451,187)	(862,383)
Income taxes	-	-	-	-

Net loss	$(2,119,751)	$(1,620,471)	$(1,451,187)	$(862,383)

Net loss per share, basic and diluted	$(1.32)	$(1.31)	$(0.90)	$(0.70)

Weighted average number of shares outstanding
Basic and diluted	1,605,377	1,234,241	1,605,377	1,238,085

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of December 31, 2023	32	$-	1,288,415	$129	$7,928,883	$(11,341,512)	$(3,412,500)
Cancellation of common stock - related party	-	-	(64,100)	(7)	7	-	-
Post split rounding of shares	-	-	512	-	-	-	-
Stock based compensation	-	-	-	-	37,500	-	37,500
Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	111,834	-	111,834
Net loss	-	-	-	-	-	(758,088)	(758,088)
Balance as of March 31, 2024	32	$-	1,224,827	$122	$8,078,224	$(12,099,600)	$(4,021,254)

Common stock issued to third parties in conjunction with conversion of debt	-	-	38,826	4	232,933	-	232,937
Preferred stock issued to third parties in conjunction with conversion of debt	1,116	-	-	-	841,419	-	841,419
Stock based compensation	-	-	-	-	37,500	-	37,500
Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	99,641	-	99,641
Net loss	-	-	-	-	-	(862,383)	(862,383)
Balance as of June 30, 2024	1,148	$-	1,263,653	$126	$9,289,716	$(12,961,983)	$(3,672,141)

Balance as of December 31, 2024	2,403	-	1,605,377	161	10,223,939	14,681,724	(4,457,624)
Stock based compensation	-	-	-	-	50,000	-	50,000
Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	130,981	-	130,981
Net loss	-	-	-	-	-	(668,564)	(668,564)
Balance as of March 31, 2025	2,403	$-	1,605,377	$161	$10,404,920	$(15,350,288)	$(4,945,207)

Stock based compensation	-	-	-	-	50,000	-	50,000
Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	45,359	-	45,359
Modification of warrants	-	-	-	-	17,505	-	17,505
Inducement of preferred shares	2,704	-	-	-	845,901	-	845,901
Net loss	-	-	-	-	-	(1,451,187)	(1,451,187)
Balance as of June 30, 2025	5,107	$-	1,605,377	$161	$11,363,685	$(16,801,475)	$(5,437,629)

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(2,119,751)	$(1,620,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,363	2,885
Stock based compensation	100,000	75,000
Accretion of debt discount	69,879	159,943
Accretion of original issuance costs	175,370	225,672
Modification of warrants	17,505	-
Inducement of preferred shares	845,901	-
Settlement of lease	(5,798)	-
Changes in operating assets and liabilities:
Other current assets	7,697	13,641
Other assets	20,711	-
Accounts payable	121,462	26,718
Accrued payroll and payroll taxes	317,113	701,399
Other current liabilities	1,666	(3,193)
Net cash used in operating activities	(446,882)	(418,406)

Cash flows from financing activities:
Proceeds from short-term convertible notes	425,197	470,360
Proceeds from short-term promissory notes	10,000	-
Advance from shareholder	-	35,000
Repayments of advance from shareholder	-	(45,000)
Net cash provided by financing activities	435,197	460,360

Net (decrease) increase in cash	(11,685)	41,954

Cash at beginning of period	12,144	11,690
Cash at end of period	$459	$53,644

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Warrants issued to third parties in conjunction with debt issuance	$176,340	$211,475
Original issue discount issued in conjunction with debt	$42,520	$106,386
Common stock issued to third parties in conjunction with conversion of debt	$-	$232,936
Preferred stock issued to third parties in conjunction with conversion of debt	-	841,419
Cancellation of common stock – related party	-	7

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $16,801,475 at June 30, 2025, had a working capital deficit of $5,487,629 at June 30, 2025, had net losses of $1,451,187 and $2,119,751, and $862,383 and $1,620,471 for the three and six months ended June 30, 2025 and 2024, respectively, and net cash used in operating activities of $446,882 and $418,406 for the six months ended June 30, 2025 and 2024, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. The Company had $8 and $184, and $8 and $346 of advertising expenses for the three and six months ended June 30, 2025 and 2024, respectively.

Research and Development

All research and development costs are expensed as incurred. The Company incurred research and development expense of $7,482 and $16,323, and $240,429 and $473,022 for the three and six months ended June 30, 2025 and 2024, respectively.

Inventories

In conjunction with the October 19, 2020 Share Exchange Agreement, the Company kept the gem inventory of Reign Resources Corporation. Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of June 30, 2025 and December 31, 2024, the Company carried primarily loose sapphire jewels, jewelry for sale, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of June 30, 2025. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time. As the Company does not have any current plans to dispose of the inventory, the Company included the inventory in Other Assets in the unaudited condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.

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

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. As of June 30, 2025 and December 31, 2024, the Company had not experienced impairment losses on its long-lived assets.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2025 and December 31, 2024, the fair value of cash, accounts payable, accrued expenses, advance from shareholder, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

For option-based simple derivative financial instruments, the Company uses the Monte Carlo simulations to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. There were no derivative financial instruments as of June 30, 2025 and December 31, 2024 and no charges or credits to income for the three and six months ended June 30, 2025 and 2024.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

		June 30,	December 31,
	Estimated Life	2025	2024

Office equipment	5 years	$-	$29,041
Computer equipment	3 years	-	3,157
Accumulated depreciation		-	(22,513)
		$-	$9,685

Depreciation expense was $0 and $1,363, and $1,364 and $2,885 for the three and six months ended June 30, 2025 and 2024, respectively, and is classified in general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations.

NOTE 5 – CONVERTIBLE PROMISSORY DEBENTURES

Convertible notes payable consisted of the following:

Note Holder/Original Issuance Date	Maturity Date	Cash Received	Outstanding Balance as of June 30, 2025	Outstanding Balance as of December 31, 2024
Osher Capital Partners LLC
January 28, 2020 (“Note 1”)	August 31, 2025	$350,005	$620,553	$620,553
June 22, 2022 (“Note 2”)	August 31, 2025	75,000	103,745	103,745
August 31, 2022 (“Note 2”)	August 31, 2025	100,000	135,520	135,520
September 20, 2022 (“Note 2”)	August 31, 2025	100,000	135,520	135,520
October 20, 2022 (“Note 2”)	March 31, 2025	100,000	127,000	127,000
November 14, 2022 (“Note 2”)	March 31, 2025	50,000	64,350	64,350
December 22, 2022 (“Note 2”)	March 31, 2025	100,000	125,000	125,000
July 18, 2023 (“Note 3”)	August 31, 2025	60,000	72,600	72,600
December 7, 2023 (“Note 3”)	August 31, 2025	40,000	48,400	48,400
May 13, 2024 (“Note 4”)	May 13, 2025	35,000	40,000	40,000
August 19, 2024 (“Note 4”)	August 19, 2025	7,500	8,250	8,250
November 19, 2024 (“Note 4”)	November 19, 2025	8,000	8,800	8,800
April 15, 2025	April 15, 2026	20,000	22,000	-

Brio Capital Master Fund, Ltd.
March 23, 2022 (“Note 2”)	August 31, 2025	100,000	142,960	142,960
November 9, 2022 (“Note 2”)	August 31, 2025	75,000	101,640	101,640
January 20, 2023 (“Note 3”)	March 31, 2025	50,000	62,500	62,500
February 9, 2023 (“Note 3”)	March 31, 2025	50,000	62,500	62,500
July 20, 2023 (“Note 3”)	August 31, 2025	40,000	48,400	48,400
January 8, 2024 (“Note 4”)	January 8, 2025	40,000	44,000	44,000
May 13, 2024 (“Note 4”)	May 13, 2025	35,000	40,000	40,000
August 20, 2024 (“Note 4”)	August 20, 2025	11,500	12,650	12,650
November 19, 2024 (“Note 4”)	November 19, 2025	8,000	8,800	8,800
April 23, 2025	April 23, 2026	10,000	11,000	-

Various third-party noteholders
Various dates in fiscal 2024 (“Note 4”)	November 19, 2025	650,890	8,800	8,800
Various dates in fiscal 2025 (“Note 5”)	Through June 2026	50,000	55,000	-
FY 2025 Regulation D	Primarily January 9, 2026	345,197	379,717	-
Total convertible notes payable		$2,511,092	$2,489,705	$2,021,988
Original issue discount			(62,874)	(117,868)
Debt discount			(118,845)	(12,384)

Total convertible notes payable			$2,307,986	$1,891,736

Principal payments on convertible promissory debentures are due as follows:

Year ending December 31,
2025 (excluding the six months ended June 30, 2025)	$2,401,705
2026	88,000
$2,489,705

Changes in convertible notes were as follows:

	Note 1	Note 2	Note 3	Note 4	Reg D	Note 5	Totals
Convertible notes payable as of December 31, 2023	$864,136	$1,379,500	$264,000	$-	$-	$-	$2,507,636

Convertible notes payable issued in 2024	56,416	97,655	30,400	879,029	-	-	1,063,500
Conversion of debt for common stock	(299,999)	(541,419)	-	(707,730)	-	-	(1,549,148)
Convertible notes payable as of December 31, 2024	$620,553	$935,736	$294,400	$171,299	$-	$-	$2,021,988

Convertible notes payable issued in 2025	-	-	-	-	379,717	88,000	467,717
Convertible notes payable as of June 30, 2025	$620,553	$935,736	$294,400	$171,299	$379,717	$88,000	$2,489,705

Changes in note discounts were as follows:

	Note 1	Note 2	Note 3	Note 4	Reg D	Note 5	Totals
Note discounts as of December 31, 2023	$114,995	$100,810	$81,532	$-	$-	$-	$297,337

Note discounts issued in conjunction with debt in 2024	56,414	97,657	30,400	487,771	-		672,242
2024 accretion of note discounts	(129,214)	(145,792)	(95,981)	(468,340)	-		(839,327)
Note discounts as of Dec 31, 2024	$42,195	$52,675	$15,951	$19,431	$-	$-	$130,252

Note discounts issued in conjunction with debt in 2025	-	-	-	-	165,500	53,360	218,860
2025 accretion of note discounts	(27,975)	(38,120)	(11,335)	(10,840)	(72,061)	(7,062)	(167,393)
Note discounts as of June 30, 2025	$14,220	$14,555	$4,616	$8,591	$93,439	$46,298	$181,719

Convertible notes payable, net, as of Dec 31, 2024	$578,358	$883,061	$278,449	$151,868	$-	$-	$1,891,736
Convertible notes payable, net, as of June 30, 2025	$606,333	$921,181	$289,784	$162,708	$286,278	$41,702	$2,307,986

2024 Effective interest rate	21%	16%	33%	273%	-%	-%	42%
2025 Effective interest rate	5%	4%	4%	6%	19%	8%	7%

Current Noteholders

Regulation D

On January 9, 2025, the Company initiated a Regulation D offering to sell up to 750,000 Units at a price of $5,000 per unit with each Unit consisting of one (1) $5,500 principal amount convertible debenture (convertible at two dollars ($2.00) per share into the Company’s common stock) and a Warrant to purchase 1,250 shares of common stock at $4.00 per share. The Debentures have a principal amount equal to 110% of such Purchaser’s subscription amount, convertible at $2.00 per share and maturing one (1) year from the date the subscription amount is accepted by the Company. The Warrants for a number of shares equal to the subscription amount divided by the conversion price with an exercise price of $4.00 per share, exercisable upon issuance and will expire five years from issuance. The Debentures will not be redeemable but contain an automatic conversion feature, which will cause all principal and interest due under the Debenture to automatically convert if our common stock is listed for trading on a national securities exchange, such as NASDAQ or the NYSE. As of June 30, 2025, a total of 69 Units were sold to accredited investors at a price of $5,500 per Unit totaling $379,717 (total of $345,197 cash was received).

2025 Convertible Notes (Note 5)

During fiscal 2025, the Company entered into Original Issue Discount Senior Convertible Debentures (the “2025 Notes”) totaling (i) $88,000 aggregate principal amount of Notes (total of $80,000 cash was received) due between April and June 2026 based on $1.00 for each $0.90909 paid by the noteholders and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 44,000 shares of the Company’s Common Stock at an exercise price of $4.00 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $80,000 which was issued at a $8,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $2.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

2024 Convertible Notes (Note 4)

During fiscal 2024, the Company entered into Original Issue Discount Senior Convertible Debentures (the “2024 Notes”) totaling (i) $879,029 aggregate principal amount of Notes (total of $795,890 cash was received) due between January and June 2025 based on $1.00 for each $0.90909 paid by the noteholders and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 219,758 shares of the Company’s Common Stock at an exercise price of $4.00 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $795,890 which was issued at a $83,139 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $2.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

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

2023 Convertible Notes (Note 3)

During fiscal 2023, the Company entered into Original Issue Discount Senior Convertible Debentures (the “2023 Notes”) totaling (i) $294,400 aggregate principal amount of Notes (total of $240,000 cash was received) due in various dates from July 2024 through March 2025 based on $1.00 for each $0.90909 paid by the noteholders and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 66,000 shares of the Company’s Common Stock at an exercise price of $7.50 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $240,000 which was issued at a $54,400 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $2.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

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

2022 Convertible Notes (Note 2)

During fiscal 2022, the Company entered into Original Issue Discount Senior Convertible Debentures (the “2022 Notes”) totaling (i) $935,735 aggregate principal amount of Notes (total of $700,000 cash was received) due on various dates from January 2024 through December 7, 2024 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 192,500 shares of the Company’s Common Stock at an exercise price of $7.50 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $770,000 which was issued at a $70,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $2.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

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

NOTE 6 –PROMISSORY NOTES

On June 9, 2025, the Company entered into a promissory note of $10,000 due July 31, 2025 and is non-interest bearing.

On November 26, 2024, the Company entered into promissory notes totaling $314,000 aggregate principal amount of promissory notes (total of $157,000 cash was received) due November 26, 2025 based on $1.00 for each $0.50 paid by the noteholders which were issued at a $157,000 original issue discount from the face value of the promissory notes.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company authorized 10,000,000 shares of par value $0.0001 preferred stock, of which 5,107 and 2,403 shares are issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

On June 5, 2025, as a means to induce further investment from established or candidate shareholders, the Company issued four (4) Series B preferred shares for each $5,000 of shares previously converted by a Convertible Debenture noteholder. The Company recorded a total inducement of 2,704 Series B preferred shares, valued at $845,901 (based on the estimated fair value of the stock on the date of grant) in the unaudited condensed consolidated Statements of Operations.

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

Common Stock

On December 30, 2024, the Company filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the State of Delaware, which went effective immediately upon filing. The Certificate of Amendment decreased our authorized common stock to One Hundred Million (100,000,000) shares, par value $0.0001, of which 1,605,377 and 1,605,377 shares are outstanding as of June 30, 2025 and December 31, 2024, respectively.

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

Restricted Stock Units

Effective January 11, 2025 and October 10, 2022, the Company’s Board of Directors appointed Mr. Michael Ryan, and Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel, respectively, as non-executive members to the Company’s Board of Directors (“Director”). Effective January 1, 2023, each Director shall receive an annual grant of restricted stock units of $50,000. During the three and six months ended June 30, 2025 and 2024, respectively, the Company recorded stock-based compensation totaling $50,000 and $100,000, and $37,500 and $75,000, respectively, in the unaudited condensed consolidated Statements of Operations.

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

Warrants

On June 5, 2025, as a means to induce further investment from established shareholders, the Company adjusted the conversion price of the Company’s outstanding warrants from $6.00 per share to $4.00 per share. The Company recognized a loss of $17,505 due to the modification of the warrants in June 2025 in the unaudited condensed consolidated Statements of Operations.

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

On May 15, 2025, the Company entered into a lease termination agreement (“Termination Agreement”) with HGIT Historic Decatur LP to terminate the Company’s San Diego, California office space. The Termination Agreement allows HGIT Historic Decatur LP to retain the security deposit of $20,711 (recorded as operating lease expense) and to be paid $12,000 within twelve (12) months from the termination date. The Company was released from any other obligations.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Six Months ended June 30,		Three Months ended June 30,
	2025	2024	2025	2024
Operating lease expense	$24,751	$35,838	$6,832	$17,919
Short term lease cost	$-	$-	$-	$-
Total lease expense	$24,751	$35,838	$6,832	$17,919

In accordance with ASC 842, other information related to leases was as follows:

Six Months ended June 30,	2025	2024
Operating cash flows from operating leases	$32,537	$38,097
Cash paid for amounts included in the measurement of lease liabilities	$32,537	$38,097

Weighted-average remaining lease term—operating leases	no years	2.2 years
Weighted-average discount rate—operating leases	10%	10%

Operating lease cost was $6,832 and $24,751, and $17,919 and $35,838 for the three and six months ended June 30, 2025 and 2024, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Note 7, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

Employment Agreements

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. The Company incurred compensation expense of $113,750 (of which $49,075 was paid and $64,675 is unpaid and accrued) and $227,500 (of which $129,681 was paid and $97,819 is unpaid and accrued) and $113,750 (of which $0 was paid and $113,750 is unpaid and accrued) and $227,500 (of which $0 was paid and $227,500 is unpaid and accrued), for the three and six months ended June 30, 2025 and 2024, respectively.

On April 1, 2023, the Company entered into an Employment Agreement with Dr. Annette Marleau whereby Dr. Marleau became the Company’s Chief Scientific Officer. Dr. Marleau receives an annual base salary of $300,000, with automatic 3% annual increases plus bonus compensation not to exceed 40% of salary. Dr. Marleau’s employment also provides for medical insurance, disability benefits and up to six months of severance pay if her employment is terminated by the Company. The Company incurred compensation expense of $79,658 (of which $0 was paid and $79,658 is unpaid and accrued) and $159,135 (of which $39,784 was paid and $119,351 is unpaid and accrued), and $77,250 (of which $12,875 was paid and $64,375 is unpaid and accrued) and $154,500 (of which $25,750 was paid and $128,750 is unpaid and accrued) for the three and six months ended June 30, 2025 and 2024, respectively.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2025	2024	2025	2024
Convertible notes payable	1,244,852	391,659	1,244,852	297,249
Preferred stock	641,577	301,900	641,577	301,900
Restricted stock units	81,456	24,848	81,456	12,424
Warrants to purchase shares of common stock	34,225	164,740	34,225	164,740
Total potentially dilutive shares	2,002,110	883,147	2,002,110	776,313

The following table sets forth the computation of basic and diluted net income per share:

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024

Net loss attributable to the common stockholders	$(2,119,751)	$(1,620,471)	$(1,451,187)	$(862,383)

Basic weighted average outstanding shares of common stock	1,605,377	1,234,241	1,605,377	1,238,085
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	1,605,377	1,234,241	1,605,377	1,238,085

Loss per share:
Basic and diluted	$(1.32)	$(1.31)	$(0.90)	$(0.70)

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

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2025 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended June 30, 2025, except for the following:

Convertible Notes Payable

Subsequent to June 30, 2025, the Company entered into Original Issue Discount Senior Convertible Debentures (“Notes”) totaling (i) $35,200 aggregate principal amount of Notes (total of $32,000 cash was received) due in July 2026 based on $1.00 for each $0.90909 paid by the noteholders and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 17,600 shares of the Company’s Common Stock at an exercise price of $4.00 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $32,000 which was issued at a $3,200 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $2.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On August 8, 2025, Sigyn Therapeutics, Inc. (the “Company”) entered into a Convertible Note Purchase Agreement (the “Purchase Agreement”) with Lambda Venture Partners, LLC, pursuant to which the Company may issue and sell, subject to the terms of the Purchase Agreement, up to $550,000 in aggregate principal amount of one-year 8% convertible promissory notes (the “Notes”) in exchange for $500,000. The Notes are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to a 35% discount to the lowest traded price of the Company’s common shares during the ten (10) trading days immediately prior to the date on the notice of conversion. The issuances of the foregoing securities are exempt from registration pursuant to Section 4(a)(2) of the Securities Act promulgated thereunder as the Sellers are sophisticated investors and familiar with the Company’s operations. No stock purchase warrants were issued as part of the agreement.

On August 11, 2025, the Company issued the first tranche of Notes in the aggregate principal amount of $110,000 to Lambda Venture Partners, LLC, and received $100,000 in proceeds, consistent with the Purchase Agreement.

Board of Directors and Officer Resignations

On July 31, 2025 Dr. Annette Marleau resigned as Chief Scientific Officer of the Company.

On August 8, 2025, Richa Nand and Michael Ryan notified the Company of their decision to resign from the Company’s Board of Directors, effective August 8, 2025. On August 7, 2025, Christopher Wetzel notified the Company of his decision to resign from the Board of Directors, effective August 7, 2025. The resignations were based on the Company’s discontinuation of directors’ and officers’ liability insurance coverage which expired on August 4, 2025.

Extension of Notes

On August 29, 2025, noteholders Osher and Brio agreed to extend all of their outstanding notes to December 31, 2027 for original issue discount totaling $737,786.

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

Financing Transactions

Preferred Stock

The Company has 10,000,000 shares of par value $0.0001 preferred stock authorized, of which 5,107 and 2,403 shares preferred shares are issued and outstanding at June 30, 2025 and December, 31, 2024, respectively.

On June 5, 2025, as a means to induce further investment from established or candidate shareholders, the Company issued four (4) Series B preferred shares for each $5,000 of shares previously converted by a Convertible Debenture noteholder. The Company recorded a total inducement of 2,704 Series B preferred shares, valued at $845,901 (based on the estimated fair value of the stock on the date of grant) in the unaudited condensed consolidated Statements of Operations.

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

Common Stock

On December 30, 2024, the Company filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the State of Delaware, which went effective immediately upon filing. The Certificate of Amendment decreased our authorized common stock to One Hundred Million (100,000,000) shares, par value $0.0001, of which 1,605,377 and 1,605,377 shares are outstanding as of June 30, 2025 and December 31, 2024, respectively.

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

Restricted Stock Units

Effective January 11, 2025 and October 10, 2022, the Company’s Board of Directors appointed Mr. Michael Ryan and Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel, respectively, as non-executive members to the Company’s Board of Directors (“Director”). Effective January 1, 2023, each Director shall receive an annual grant of restricted stock units of $50,000. During the three and six months ended June 30, 2025 and 2024, respectively, the Company recorded stock-based compensation totaling $50,000 and $100,000, and $37,500 and $75,000, respectively, in the unaudited condensed consolidated Statements of Operations.

Warrants

On June 5, 2025, as a means to induce further investment from established shareholders, the Company adjusted the conversion price of the Company’s outstanding warrants from $6.00 per share to $4.00 per share. The Company recognized a loss of $17,505 due to the modification of the warrants in June 2025 in the unaudited condensed consolidated Statements of Operations.

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

Promissory Notes

On June 9, 2025, the Company entered into a promissory note of $10,000 due July 31, 2025 and is non-interest bearing.

On November 26, 2024, the Company entered into promissory notes totaling $314,000 aggregate principal amount of promissory notes (total of $157,000 cash was received) due November 26, 2025 based on $1.00 for each $0.50 paid by the noteholders which were issued at a $157,000 original issue discount from the face value of the promissory notes.

Regulation D

On January 9, 2025, the Company initiated a Regulation D offering to sell up to 750,000 Units at a price of $5,000 per unit with each Unit consisting of one (1) $5,500 principal amount convertible debenture (convertible at two dollars ($2.00) per share into the Company’s common stock) and a Warrant to purchase 1,250 shares of common stock at $4.00 per share. The Debentures have a principal amount equal to 110% of such Purchaser’s subscription amount, convertible at $2.00 per share and maturing one (1) year from the date the subscription amount is accepted by the Company. The Warrants for a number of shares equal to the subscription amount divided by the conversion price with an exercise price of $4.00 per share, exercisable upon issuance and will expire five years from issuance. The Debentures will not be redeemable but contain an automatic conversion feature, which will cause all principal and interest due under the Debenture to automatically convert if our common stock is listed for trading on a national securities exchange, such as NASDAQ or the NYSE. As of June 30, 2025, a total of 69 Units were sold to accredited investors at a price of $5,500 per Unit totaling $379,717 (total of $345,197 cash was received).

Convertible Notes

Between January 2020 and June 2025, the Company received cash of $4,934,885 through the issuance of 10% Original Issue Discount Senior Convertible Debentures with third party investors. Between June 2023 and September 2024, $3,069,348 in aggregate principal amount of the notes were converted into 371,110 common shares and 1,116.29 shares of Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for the issuances of additional shares at an issue price of less than the conversion ratio.

The remaining outstanding Notes are as follows:

Note Holder/Original Issuance Date	Maturity Date	Cash Received	Outstanding Balance as of June 30, 2025	Outstanding Balance as of December 31, 2024
Osher Capital Partners LLC
January 28, 2020 (“Note 1”)	August 31, 2025	$350,005	$620,553	$620,553
June 22, 2022 (“Note 2”)	August 31, 2025	75,000	103,745	103,745
August 31, 2022 (“Note 2”)	August 31, 2025	100,000	135,520	135,520
September 20, 2022 (“Note 2”)	August 31, 2025	100,000	135,520	135,520
October 20, 2022 (“Note 2”)	March 31, 2025	100,000	127,000	127,000
November 14, 2022 (“Note 2”)	March 31, 2025	50,000	64,350	64,350
December 22, 2022 (“Note 2”)	March 31, 2025	100,000	125,000	125,000
July 18, 2023 (“Note 3”)	August 31, 2025	60,000	72,600	72,600
December 7, 2023 (“Note 3”)	August 31, 2025	40,000	48,400	48,400
May 13, 2024 (“Note 4”)	May 13, 2025	35,000	40,000	40,000
August 19, 2024 (“Note 4”)	August 19, 2025	7,500	8,250	8,250
November 19, 2024 (“Note 4”)	November 19, 2025	8,000	8,800	8,800
April 15, 2025	April 15, 2026	20,000	22,000	-

Brio Capital Master Fund, Ltd.
March 23, 2022 (“Note 2”)	August 31, 2025	100,000	142,960	142,960
November 9, 2022 (“Note 2”)	August 31, 2025	75,000	101,640	101,640
January 20, 2023 (“Note 3”)	March 31, 2025	50,000	62,500	62,500
February 9, 2023 (“Note 3”)	March 31, 2025	50,000	62,500	62,500
July 20, 2023 (“Note 3”)	August 31, 2025	40,000	48,400	48,400
January 8, 2024 (“Note 4”)	January 8, 2025	40,000	44,000	44,000
May 13, 2024 (“Note 4”)	May 13, 2025	35,000	40,000	40,000
August 20, 2024 (“Note 4”)	August 20, 2025	11,500	12,650	12,650
November 19, 2024 (“Note 4”)	November 19, 2025	8,000	8,800	8,800
April 23, 2025	April 23, 2026	10,000	11,000	-

Various third-party noteholders
Various dates in fiscal 2024 (“Note 4”)	November 19, 2025	650,890	8,800	8,800
Various dates in fiscal 2025 (“Note 5”)	Through June 2026	50,000	55,000	-
FY 2025 Regulation D	Primarily January 9, 2026	345,197	379,717	-
Total convertible notes payable		$2,511,092	$2,489,705	$2,021,988

(1) includes amounts for original issue discounts and implied interest for subsequent note extensions at between 10% and 12%.

The outstanding Osher and Brio Notes can convert into a total of 4,153 shares of Series B Convertible Preferred Stock, with each share of Series B Convertible Preferred Stock convertible into 125.63 shares of the Company’s common stock, subject to adjustment as provided therein, such as stock splits and stock dividends. In addition, the remaining Notes provide for an automatic conversion into Series B Convertible Preferred Stock in accordance with their terms upon a listing of the Company’s common stock on a national securities exchange such as Nasdaq Capital Market.

Extension of Notes

On August 29, 2025, noteholders Osher and Brio agreed to extend all of their outstanding notes to December 31, 2027 for original issue discount totaling $737,786.

Lease Termination

On May 15, 2025, the Company entered into a lease termination agreement (“Termination Agreement”) with HGIT Historic Decatur LP to terminate the Company’s San Diego, California office space. The Termination Agreement allows HGIT Historic Decatur LP to retain the security deposit of $20,711 (recorded as operating lease expense) and to be paid $12,000 within twelve (12) months from the termination date. The Company was released from any other obligations.

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

Research and Product Development

To date, we have outsourced much of our research and product development activities, which include the performance of in vitro blood plasma validation studies, animal studies, pre-cGMPs product assembly and manufacturing through third party organizations with experience in advancing extracorporeal blood purification technologies. Our pre-clinical in vitro blood plasma studies we each performed under an agreement with Innovative BioTherapies, Inc. (IBT) and our animal clinical studies were conducted by IBT team members through a contract with the University of Michigan to utilize animal care, associated institutional review oversight, as well as surgical suite facilities located within the North Campus Research Complex. While we maintain ownership rights to all study data collected by IBT, we do permit for IBT to publish or present the results of our contracted studies. At present, we do not have plans to build our own research and product development facility.

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

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following discussion represents a comparison of our results of operations for the three months ended June 30, 2025 and 2024. The results of operations for the periods shown in our audited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended June 30,
	2025	2024

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	469,513	602,805
Other expense	981,674	259,578
Net loss before income taxes	$(1,451,187)	$(862,383)

Net Revenues

For the three months ended June 30, 2025 and 2024, we had no revenues.

Cost of Sales

For the three months ended June 30, 2025 and 2024, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses decreased by $133,292, or 22.1%, to $469,513 for three months ended June 30, 2025 from $602,805 for the three months ended June 30, 2024 primarily due to decreases in research and development costs of $232,947, depreciation costs of $1,364, rent expense of $12,460, professional fees of $16,961, investor relations costs of $3,347, and general and administration costs of $455, offset primarily by increases in compensation costs of $85,576, consulting fees of $29,835, insurance costs of $5,386, travel costs of $945, and stock based compensation of $12,500, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended June 30, 2025, we had marketing expenses of $8, research and development costs of $7,482, stock based compensation of $50,000, and general and administrative expenses of $412,023 primarily due to professional fees of $16,949, compensation costs of $265,423, rent expense of $6,832, investor relations costs of $6,456, consulting fees of $63,335, insurance expense of $49,987, travel costs of $945, and general and administration costs of $2,096, as a result of adding administrative infrastructure for our anticipated business development.

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

Other Expense

Other expense for the three months ended June 30, 2025 totaled $981,674 primarily due to interest expense of $42,175 in conjunction with accretion of debt discount, interest expense of $81,017 in conjunction with accretion of original issuance discount, interest expense of $873, modification of warrants of $17,505, inducement of preferred shares of $845,901, and other income of $5,797, compared to other expense of $259,578 primarily due to interest expense of $116,737 in conjunction with accretion of debt discount, interest expense of $142,272 in conjunction with accretion of original issuance discount, and interest expense of $569.

Net loss before income taxes

Net loss before income taxes for the three months ended June 30, 2025 totaled $1,451,187 primarily due to increases in compensation costs, travel costs, insurance expense, consulting fees, and stock based compensation, offset primarily by decreases in research and development costs, investor relations costs, professional fees, rent, depreciation, and general and administration costs compared to a loss of $862,383 for the three months ended June 30, 2024 primarily due to increases in compensation costs, professional fees, investor relations costs, and research and development costs, offset primarily by decreases in marketing costs, consulting fees, rent, insurance, depreciation, amortization, and general and administration costs.

Assets and Liabilities

Assets were $51,759 as of June 30, 2025. Assets consisted primarily of cash of $459, other current assets of $1,300, and other assets of $50,000. Liabilities were $5,489,388 as of June 30, 2025. Liabilities consisted primarily of accounts payable of $729,846, accrued payroll and payroll taxes of $2,186,086, other current liabilities of $3,408, convertible notes of $2,307,986, net of $181,719 of unamortized debt discount and debt issuance costs, and short term promissory notes of $262,062, net of $61,938 of unamortized debt discount and debt issuance costs.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

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

	Six Months Ended June 30,
	2025	2024

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	1,015,572	1,232,774
Other expense	1,104,179	387,697
Net loss before income taxes	$(2,119,751)	$(1,620,471)

Net Revenues

For the six months ended June 30, 2024 and 2023, we had no revenues.

Cost of Sales

For the six months ended June 30, 2024 and 2023, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses decreased by $217,202, or 17.6%, to $1,015,572 for six months ended June 30, 2025 from $1,232,774 for the six months ended June 30, 2024 primarily due to decreases in research and development costs of $456,699, investor relations costs of $2,725, insurance costs of $40,155, marketing costs of $162, rent of $12,460, professional fees of $12,604, depreciation costs of $1,522, and general and administration costs of $4,170, offset primarily by increases in consulting fees of $44,710, compensation costs of $242,640, stock based compensation of $25,000, and travel costs of $945, as a result of adding administrative infrastructure for our anticipated business development.

For the six months ended June 30, 2025, we had marketing expenses of $184, research and development costs of $16,323, stock based compensation of $100,000, and general and administrative expenses of $899,065 primarily due to professional fees of $66,710, compensation costs of $600,598, rent expense of $26,313, depreciation costs of $1,363, investor relations costs of $19,809, consulting fees of $100,710, insurance expense of $76,783, travel costs of $945, and general and administration costs of $5,834, as a result of adding administrative infrastructure for our anticipated business development.

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

Other Expense

Other expense for the six months ended June 30, 2025 totaled $1,104,179 primarily due to interest expense of $69,879 in conjunction with accretion of debt discount, interest expense of $175,370 in conjunction with accretion of original issuance discount, and interest expense of $1,321, modification of warrants of $17,505, inducement of preferred shares of $845,901, and other income of $5,797, compared to other expense of $387,697 for the six months ended June 30, 2024 primarily due to interest expense of $159,944 in conjunction with accretion of debt discount, interest expense of 225,672 in conjunction with accretion of original issuance discount, and interest expense of $2,081.

Net loss before income taxes

Net loss before income taxes for the six months ended June 30, 2024 totaled $2,119,751 primarily due to decreases in professional fees, depreciation, insurance costs, rent, research and development costs, investor relations costs, and general and administration costs, offset primarily by stock based compensation, consulting fees, travel costs, compensation costs, and marketing costs, compared to a loss of $1,620,471 for the six months ended June 30, 2023 primarily due to decreases in consulting fees, depreciation, amortization, and general and administration costs, offset primarily by compensation costs, marketing costs, investor relations costs, research and development costs, rent, and insurance.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $16,801,475 at June 30, 2025, had a working capital deficit of $5,487,629 at June 30, 2025, had net losses of $1,451,187 and $2,119,751, and $862,383 and $1,620,471 for the three and six months ended June 30, 2025 and 2024, respectively, and net cash used in operating activities of $446,882 and $418,406 for the six months ended June 30, 2025 and 2024, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had a decrease in cash flows for the six months ended June 30, 2025 of $11,685 resulting from cash used in operating activities of $446,882, offset partially by cash provided by financing activities of $435,197.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended June 30,
	2025	2024

Net cash provided by (used in):
Operating activities	$(446,882)	$(418,406)
Investing activities	-	-
Financing activities	435,197	460,360
	$(11,685)	$41,954

Cash Flows from Operating Activities – For the six months ended June 30, 2025, net cash used in operations was $446,882 compared to net cash used in operations of $418,406 for the six months ended June 30, 2024. Net cash used in operations was primarily due to a net loss of $2,119,751 for six months ended June 30, 2025 and the changes in operating assets and liabilities of $468,649, primarily due to the changes in other current assets of $7,697, other assets of $20,711, accounts payable of $121,462, accrued payroll and payroll taxes of $317,113, and other current liabilities of $1,666. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $1,363, stock based compensation of $100,000, accretion of original issuance costs of $175,370, the accretion of debt discount of $69,879, modification of warrants of $17,505, and the inducement of preferred shares of $845,901, offset partially by the settlement of lease of $5,798.

For the six months ended June 30, 2024, net cash used in operations was primarily due to a net loss of $1,620,471 and the changes in operating assets and liabilities of $738,564, primarily due to the changes in accounts payable of $26,718, other current assets of $13,641, accrued payroll and payroll taxes of $701,399, offset partially by the change in other current liabilities of $3,194. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $2,885, stock based compensation of $75,000, accretion of original issuance costs of $225,672, and the accretion of debt discount of $159,943.

Cash Flows from Investing Activities – For the six months ended June 30, 2025 and 2024, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities – For the six months ended June 30, 2025, net cash provided by financing was $435,197, due to proceeds from short term convertible notes of $425,197 and proceeds from short-term promissory notes of $10,000, compared to cash provided by financing activities of $460,360, due to proceeds from short term convertible notes of $470,360 and advance from shareholder of $35,000, and repayments of advance from shareholder of $45,000.

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

Regulation D

On January 9, 2025, the Company initiated a Regulation D offering to sell up to 750,000 Units at a price of $5,000 per unit with each Unit consisting of one (1) $5,500 principal amount convertible debenture (convertible at two dollars ($2.00) per share into the Company’s common stock) and a Warrant to purchase 1,250 shares of common stock at $4.00 per share. The Debentures have a principal amount equal to 110% of such Purchaser’s subscription amount, convertible at $2.00 per share and maturing one (1) year from the date the subscription amount is accepted by the Company. The Warrants for a number of shares equal to the subscription amount divided by the conversion price with an exercise price of $4.00 per share, exercisable upon issuance and will expire five years from issuance. The Debentures will not be redeemable but contain an automatic conversion feature, which will cause all principal and interest due under the Debenture to automatically convert if our common stock is listed for trading on a national securities exchange, such as NASDAQ or the NYSE. As of June 30, 2025, a total of 69 Units were sold to accredited investors at a price of $5,500 per Unit totaling $379,717 (total of $345,197 cash was received).

Convertible Notes Payable

In fiscal year 2024 and through August 31, 2025, the Company entered into Original Issue Discount Senior Convertible Debentures (the “2024 Notes”) totaling (i) $1,002,229 aggregate principal amount of Notes (total of $907,890 cash was received) due between January and November 2025 based on $1.00 for each $0.90909 paid by the noteholders and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 228,208 shares of the Company’s Common Stock at an exercise price of $4.00 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $907,890 which was issued at a $94,339 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $2.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

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

Lease Termination

On May 15, 2025, the Company entered into a lease termination agreement (“Termination Agreement”) with HGIT Historic Decatur LP to terminate the Company’s San Diego, California office space. The Termination Agreement allows HGIT Historic Decatur LP to retain the security deposit of $20,711 (recorded as operating lease expense) and to be paid $12,000 within twelve (12) months from the termination date. The Company was released from any other obligations.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of June 30, 2025, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

The remediation efforts set out herein will be implemented in the 2025 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the three and six months ended June 30, 2025 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ending June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On August 29, 2025, noteholders Osher and Brio agreed to extend all of their outstanding notes to December 31, 2027 for original issue discount totaling $737,786.

ITEM 4. MINE SAFTEY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended June 30, 2025, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMITON.

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Board of Directors and Officer Resignations

On July 31, 2025 Dr. Annette Marleau resigned as Chief Scientific Officer of the Company.

On August 8, 2025, Richa Nand and Michael Ryan notified the Company of their decision to resign from the Company’s Board of Directors, effective August 8, 2025. On August 7, 2025, Christopher Wetzel notified the Company of his decision to resign from the Board of Directors, effective August 7, 2025. The resignations were based on the Company’s discontinuation of directors’ and officers’ liability insurance coverage which expired on August 4, 2025.

Item 6. Exhibits.

Exhibit
Number	Description
1.1	Form of Underwriting Agreement**

3.1*	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware

3.2*	Bylaws of the Registrant, as currently in effect (Filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed by the Registrant on May 27, 2015, and incorporated herein by reference).

10.1*	Share Exchange Agreement dated August 25, 2020 (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 31, 2020 and incorporated herein by reference)

10.2*	Operating Lease (Filed as Exhibit 10.2 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.3*	Employment Agreement for Jeremy Ferrell (Filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the Registrant on March 9, 2022 and incorporated herein by reference)

10.4*	January 2020 Financing Documents and Extensions (Filed as Exhibit 10.4 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.5*	June 23, 2020 Financing Documents (Filed as Exhibit 10.5 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.6*	September 17, 2020 Financing Documents (Filed as Exhibit 10.6 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.7*	Senior Convertible Debenture dated May 10, 2022 (Filed as Exhibit 10.7 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.8*	Warrant dated May 10, 2022 (Filed as Exhibit 10.8 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.9*	Warrant dated October 18, 2021 (Filed as Exhibit 10.9 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.10*	Senior Convertible Debenture dated March 23, 2022 (Filed as Exhibit 10.10 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.11*	Warrant dated March 23, 2022 (Filed as Exhibit 10.11 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.12*	Senior Convertible Debenture dated March 23, 2022 (Filed as Exhibit 10.12 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.13*	Warrant dated March 23, 2022 (Filed as Exhibit 10.13 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.14*	Senior Convertible Debenture dated April 28, 2022 (Filed as Exhibit 10.14 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.15*	Warrant dated April 28, 2022 (Filed as Exhibit 10.15 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.16*	June 1, 2022 Financing Documents (Filed as Exhibit 10.16 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.17*	June 22, 2022 Financing Documents (Filed as Exhibit 10.17 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.18*	Set of Form Documents for July 2022 Financing (Filed as Exhibit 10.18 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.19*	August 31, 2022 Financing Documents (Filed as Exhibit 10.19 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.20*	September 9, 2022 Financing Documents (Filed as Exhibit 10.20 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.21*	October 20, 2022 Financing Documents (Filed as Exhibit 10.21 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.22*	November 9, 2022 Financing Documents (Filed as Exhibit 10.22 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.23*	November 14, 2022 Financing Documents (Filed as Exhibit 10.23 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.24*	November 21, 2022 Financing Documents (Filed as Exhibit 10.24 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.25*	December 22, 2022 Financing Documents (Filed as Exhibit 10.25 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

10.26*	September 14, 2023 Financing Documents (Filed as Exhibit 10.26 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

21.1*	Subsidiaries of the Registrant (Filed as Exhibit 21.1 to the Registration Statement on Form S-1 filed by the Registrant on April 10, 2024, and incorporated herein by reference).

31.1***	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)

32.1***	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.

**	To be filed by amendment

***	Filed herewith

All references to Registrant’s Forms 8-K, 10-K and 10-Q include reference to File No. 000-55575

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Sigyn Therapeutics, Inc. a Delaware corporation

Dated: September 5, 2025	By:	/s/ James Joyce
James Joyce
Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: September 5, 2025	By:	/s/ Craig Roberts
Craig Roberts
Chief Technology Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Joyce	Chief Executive Officer and Director	September 5, 2025
James Joyce	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Craig Roberts	CTO and Director	September 5, 2025
Craig Roberts

/s/ Jim Dorst	Director	September 5, 2025
Jim Dorst

