Form 10-Q
period 2025-09-30
Sigyn Therapeutics, Inc.
filed 2025-11-14
CIK 1642159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, there were 1,605,377 shares of common stock outstanding.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash	$85,571	$12,144
Other current assets	-	9,100
Total current assets	85,571	21,244

Property and equipment, net	-	9,685
Operating lease right-of-use assets, net	-	112,079
Other assets	50,000	70,711
Total assets	$135,571	$213,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$773,604	$608,384
Accrued payroll and payroll taxes	2,279,731	1,868,973
Short-term promissory notes, less unamortized debt issuance costs of $22,363 and $139,794, respectively	304,637	174,206
Convertible notes payable, less unamortized debt issuance costs of $319,593 and $130,252, respectively	446,225	1,891,736
Derivative liability	181,362	-
Current portion of operating lease liabilities	-	69,946
Other current liabilities	3,932	1,742
Total current liabilities	3,989,491	4,614,987
Long-term liabilities:
Long-term convertible notes payable, less unamortized debt issuance costs of $720,687 and $0, respectively, net of current	2,063,289	-
Operating lease liabilities, net of current portion	-	56,356
Total long-term liabilities	2,063,289	56,356
Total liabilities	6,052,780	4,671,343

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 5,107 and 2,403 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 1,605,377 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	161	161
Additional paid-in capital	11,462,608	10,223,939
Accumulated deficit	(17,379,978)	(14,681,724)
Total stockholders’ deficit	(5,917,209)	(4,457,624)
Total liabilities and stockholders’ deficit	$135,571	$213,719

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024

Net revenues	$-	$-	$-	$-

Gross Profit	-	-	-	-

Operating expenses:
Marketing expenses	236	460	52	114
Stock based compensation	150,000	112,500	50,000	37,500
Research and development	46,004	679,183	29,681	206,161
General and administrative	1,205,861	1,249,089	306,796	564,683
Total operating expenses	1,402,101	2,041,232	386,529	808,458
Loss from operations	(1,402,101)	(2,041,232)	(386,529)	(808,458)

Other expense:
Other income	(5,797)	-	-	-
Modification of warrants	17,505	24,770	-	24,770
Inducement of preferred shares	845,901	-	-	-
Interest expense	3,345	2,931	2,024	850
Interest expense - debt discount	140,090	423,663	70,211	263,719
Interest expense - original issuance costs	295,109	324,798	119,739	99,126
Total other expense	1,296,153	776,162	191,974	388,465

Loss before income taxes	(2,698,254)	(2,817,394)	(578,503)	(1,196,923)
Income taxes	-	-	-	-

Net loss	$(2,698,254)	$(2,817,394)	$(578,503)	$(1,196,923)

Net loss per share, basic and diluted	$(1.68)	$(2.26)	$(0.36)	$(0.94)

Weighted average number of shares outstanding
Basic and diluted	1,605,377	1,245,885	1,605,377	1,268,795

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of December 31, 2023	32	$-	1,288,415	$129	$7,928,883	$(11,341,512)	$(3,412,500)
Cancellation of common stock - related party	-	-	(64,100)	(7)	7	-	-
Post split rounding of shares	-	-	512	-	-	-	-
Stock based compensation	-	-	-	-	37,500	-	37,500
Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	111,834	-	111,834
Net loss	-	-	-	-	-	(758,088)	(758,088)
Balance as of March 31, 2024	32	$-	1,224,827	$122	$8,078,224	$(12,099,600)	$(4,021,254)

Common stock issued to third parties in conjunction with conversion of debt	-	-	38,826	4	232,933	-	232,937
Preferred stock issued to third parties in conjunction with conversion of debt	1,116	-	-	-	841,418	-	841,418
Stock based compensation	-	-	-	-	37,500	-	37,500
Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	99,641	-	99,641
Net loss	-	-	-	-	-	(862,383)	(862,383)
Balance as of June 30, 2024	1,148	$-	1,263,653	$126	$9,289,716	$(12,961,983)	$(3,672,141)

Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	179,161	-	179,161
Common stock issued to third parties in conjunction with conversion of debt	-	-	118,700	12	474,782	-	474,794
Common stock issued to third party for services	-	-	38,325	4	214,546	-	214,550
Stock based compensation	-	-	-	-	37,500	-	37,500
Warrants issued to third parties for services	-	-	-	-	15,703	-	15,703
Modification of warrants	-	-	-	-	24,770	-	24,770
Net loss	-	-	-	-	-	(1,196,923)	(1,196,923)
Balance as of September 30, 2024	1,148	$-	1,420,678	$142	$10,236,178	$(14,158,906)	$(3,922,586)

Balance as of December 31, 2024	2,403	-	1,605,377	161	10,223,939	14,681,724	(4,457,624)
Stock based compensation	-	-	-	-	50,000	-	50,000
Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	130,981	-	130,981
Net loss	-	-	-	-	-	(668,564)	(668,564)
Balance as of March 31, 2025	2,403	$-	1,605,377	$161	$10,404,920	$(15,350,288)	$(4,945,207)

Stock based compensation	-	-	-	-	50,000	-	50,000
Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	45,359	-	45,359
Modification of warrants	-	-	-	-	17,505	-	17,505
Inducement of preferred shares	2,704	-	-	-	845,901	-	845,901
Net loss	-	-	-	-	-	(1,451,187)	(1,451,187)
Balance as of June 30, 2025	5,107	$-	1,605,377	$161	$11,363,685	$(16,801,475)	$(5,437,629)

Stock based compensation	-	-	-	-	50,000	-	50,000
Warrants issued to third parties in conjunction with debt issuance	-	-	-	-	48,923	-	48,923
Net loss	-	-	-	-	-	(578,503)	(578,503)
Balance as of September 30, 2025	5,107	$-	1,605,377	$161	$11,462,608	$(17,379,978)	$(5,917,209)

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(2,698,254)	$(2,817,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,363	4,248
Stock based compensation	150,000	112,500
Accretion of debt discount	140,090	423,663
Accretion of original issuance costs	295,109	324,798
Modification of warrants	17,505	24,770
Inducement of preferred shares	845,901	-
Settlement of lease	(5,798)	-
Stock issued for services	-	214,550
Warrants issued for services	-	15,703
Changes in operating assets and liabilities:
Other current assets	8,997	2,053
Other assets	20,711	-
Accounts payable	165,220	149,997
Accrued payroll and payroll taxes	410,758	969,890
Other current liabilities	2,190	(6,996)
Net cash used in operating activities	(646,208)	(582,218)

Cash flows from financing activities:
Proceeds from short-term convertible notes	706,635	771,890
Proceeds from short-term promissory notes	13,000	-
Advance from shareholder	-	35,000
Repayments of advance from shareholder	-	(71,574)
Net cash provided by financing activities	719,635	735,316

Net increase in cash	73,427	153,098

Cash at beginning of period	12,144	11,690
Cash at end of period	$85,571	$164,788

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Warrants issued to third parties in conjunction with debt issuance	$414,687	$390,637
Derivative liability in conjunction with debt issuance	$181,362	$-
Original issue discount issued in conjunction with debt	$75,320	$80,739
Original issue discount issued in conjunction with extension of debt	$737,788	$184,471
Common stock issued to third parties in conjunction with conversion of debt	$-	$707,730
Preferred stock issued to third parties in conjunction with conversion of debt	$-	$841,419
Cancellation of common stock – related party	$-	$7

See accompanying notes to unaudited condensed consolidated financial statements.

SIGYN THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

Sigyn Therapeutics, Inc. (“Sigyn”, the “Company” “we,” “us,” or “our”) is a development-stage Company advancing dialysis-like therapies to address cardiovascular disease and cancer. Sigyn CardioDialysis™ (previously known as Sigyn TherapyTM) is a novel blood purification technology to treat cardiovascular disease, the leading cause of death globally. CardioDialysis™ aims to reduce the circulating presence of inflammatory molecules that fuel cardiovascular disease progression while simultaneously lowing levels of cholesterol-transporting lipoproteins that contribute to heart attacks, strokes, and other Major Adverse Cardiovascular Events (MACE).

Based on its broad-spectrum mechanism, CardioDialysis™ offers to reduce the incidence of MACE by overcoming the inherent limitations of single-target drugs.

Our development pipeline of cancer therapies is comprised of ImmunePrep™ to optimize the delivery of immunotherapeutic antibodies; ChemoPrep™ to enhance the targeted delivery of chemotherapy; and ChemoPure™ to reduce the toxicity of chemotherapy.

Recent Event

On November 6, 2025, we disclosed in a letter to shareholders the filing of a trademark application with the United States Patent and Trademark Office to protect the name CardioDialysisTM. The action reflects our intent to shift the previous therapeutic focus of Sigyn TherapyTM toward cardiovascular disease.

This action provides us a pathway into a larger market opportunity, for which there is an FDA-approved device precedent that clinically demonstrates the ability of blood purification to reduce Major Adverse Cardiovascular Disease Events (MACE). As compared to our previously proposed treatment indications, we believe it will be significantly less burdensome to enroll cardiovascular disease subjects into pivotal efficacy studies that will be required for FDA market approval. Furthermore, we consider our potential value to the dialysis industry as a majority of their patients die from cardiovascular disease related events. Our previously proposed indications, which included the treatment of sepsis, drug-resistant bacterial infections, and life-threatening viruses will become downstream therapeutics opportunities.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $17,379,978 at September 30, 2025, had a working capital deficit of $3,903,920 at September 30, 2025, had net losses of $578,503 and $2,698,254, and $1,196,923 and $2,817,394 for the three and nine months ended September 30, 2025 and 2024, respectively, and net cash used in operating activities of $646,208 and $582,218 for the nine months ended September 30, 2025 and 2024, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates, and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: warrant valuation and the derivative liability embedded in the convertible note. The Company calculates the fair value of warrants using the Black-Scholes option-pricing method and calculates the fair value of the derivative liability using the binomial option-pricing method. The Black-Scholes and the binomial option-pricing methods requires the use of subjective assumptions, including stock price volatility, the expected life of stock options, risk free interest rate and the fair value of the underlying common stock on the date of grant. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

Advertising and Marketing Costs

Advertising expenses are recorded as general and administrative expenses when they are incurred. The Company had $52 and $236, and $114 and $460 of advertising expenses for the three and nine months ended September 30, 2025 and 2024, respectively.

Research and Development

All research and development costs are expensed as incurred. The Company incurred research and development expense of $29,681 and $46,004, and $206,161 and $679,183 for the three and nine months ended September 30, 2025 and 2024, respectively.

Inventories

In conjunction with the October 19, 2020 Share Exchange Agreement, the Company kept the gem inventory of Reign Resources Corporation. Inventories are stated at the lower of cost or market (net realizable value) on a lot basis each quarter. A lot is determined by the cut, clarity, size, and weight of the sapphires. Inventory consists of sapphire jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of September 30, 2025 and December 31, 2024, the Company carried primarily loose sapphire jewels, jewelry for sale, and jewelry held as samples. Samples are used to show potential customers what the jewelry would look like. Promotional items given to customers that are not expected to be returned will be removed from inventory and expensed. There have been no promotional items given to customers as of September 30, 2025. The Company performs its own in-house assessment based on gem guide and the current market price for metals to value its inventory on an annual basis or if circumstances dictate sooner to determine if the estimated fair value is greater or less than cost. In addition, the inventory is reviewed each quarter by the Company against industry prices from gem-guide and if there is a potential impairment, the Company would appraise the inventory. The estimated fair value is subject to significant change due to changes in popularity of cut, perceived grade of the clarity of the sapphires, the number, type and size of inclusions, the availability of other similar quality and size sapphires, and other factors. As a result, the internal assessed value of the sapphires could be significantly lower from the current estimated fair value. Loose sapphire jewels do not degrade in quality over time. As the Company does not have any current plans to dispose of the inventory, the Company included the inventory in Other Assets in the unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

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

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. As of September 30, 2025 and December 31, 2024, the Company had not experienced impairment losses on its long-lived assets.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2025 and December 31, 2024, the fair value of cash, accounts payable, accrued expenses, advance from shareholder, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

For option-based simple derivative financial instruments, the Company uses the Monte Carlo simulations to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. There were derivative financial instruments of $181,362 and $0 as of September 30, 2025 and December 31, 2024, respectively, and no charges or credits to income for the three and nine months ended September 30, 2025 and 2024.

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

Major Suppliers

CardioDialysis™ is comprised of components that are supplied by various industry vendors. Additionally, the Company is reliant on third-party organizations to conduct clinical development studies that are necessary to advance CardioDialysis™ toward the marketplace.

Should the relationship with an industry vendor or third-party clinical development organization be interrupted or discontinued, it is believed that alternate component suppliers and third-party clinical development organizations could be identified to support the continued advancement of CardioDialysis™.

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

Depreciation expense was $0 and $1,363, and $1,363 and $4,248 for the three and nine months ended September 30, 2025 and 2024, respectively, and is classified in general and administrative expenses in the unaudited condensed consolidated statements of operations.

NOTE 5 – CONVERTIBLE PROMISSORY DEBENTURES

Convertible notes payable consisted of the following:

Note Holder/Original Issuance Date	Maturity Date	Cash Received	Outstanding Balance as of September 30, 2025	Outstanding Balance as of December 31, 2024
Osher Capital Partners LLC
January 28, 2020 (“Note 1”)	December 31, 2027	$350,005	$834,771	$620,553
June 22, 2022 (“Note 2”)	December 31, 2027	75,000	139,559	103,745
August 31, 2022 (“Note 2”)	December 31, 2027	100,000	182,302	135,520
September 20, 2022 (“Note 2”)	December 31, 2027	100,000	182,302	135,520
October 20, 2022 (“Note 2”)	December 31, 2027	100,000	178,670	127,000
November 14, 2022 (“Note 2”)	December 31, 2027	50,000	90,531	64,350
December 22, 2022 (“Note 2”)	December 31, 2027	100,000	175,856	125,000
July 18, 2023 (“Note 3”)	December 31, 2027	60,000	97,662	72,600
December 7, 2023 (“Note 3”)	December 31, 2027	40,000	65,108	48,400
May 13, 2024 (“Note 4”)	December 31, 2027	35,000	55,584	40,000
August 19, 2024 (“Note 4”)	December 31, 2027	7,500	11,139	8,250
November 19, 2024 (“Note 4”)	December 31, 2027	8,000	11,556	8,800
April 15, 2025	December 31, 2027	20,000	27,570	-

Brio Capital Master Fund, Ltd.
March 23, 2022 (“Note 2”)	December 31, 2027	100,000	192,311	142,960
November 9, 2022 (“Note 2”)	December 31, 2027	75,000	136,727	101,640
January 20, 2023 (“Note 3”)	December 31, 2027	50,000	87,928	62,500
February 9, 2023 (“Note 3”)	December 31, 2027	50,000	87,928	62,500
July 20, 2023 (“Note 3”)	December 31, 2027	40,000	65,108	48,400
January 8, 2024 (“Note 4”)	December 31, 2027	40,000	63,402	44,000
May 13, 2024 (“Note 4”)	December 31, 2027	35,000	55,584	40,000
August 20, 2024 (“Note 4”)	December 31, 2027	11,500	17,074	12,650
November 19, 2024 (“Note 4”)	December 31, 2027	8,000	11,556	8,800
April 23, 2025	December 31, 2027	10,000	13,748	-
July 21, 2025	July 21, 2026	5,000	5,500

Various third-party noteholders
Various dates in fiscal 2024 (“Note 4”)	November 19, 2025	8,000	8,800	8,800
Various dates in fiscal 2025 (“Note 5”)	Due on various dates from April 15, 2026 through September 12, 2026	334,500	371,800	-
FY 2025 Regulation D	Primarily January 9, 2026	345,197	379,717	-
Total convertible notes payable		$2,157,702	$3,549,793	$2,021,988
Original issue discount			(753,298)	(117,868)
Debt discount			(286,981)	(12,384)

Total convertible notes payable			$2,509,514	$1,891,736

Principal payments on convertible promissory debentures are due as follows:

Year ending December 31,
2025 (excluding the nine months ended September 30, 2025)	$8,800
2026	757,018
2027	2,783,975
$3,549,793

Changes in convertible notes were as follows:

	Note 1	Note 2	Note 3	Note 4	Reg D	Note 5	Totals
Convertible notes payable as of December 31, 2023	$864,136	$1,379,500	$264,000	$-	$-	$-	$2,507,636

Convertible notes payable issued in 2024	56,416	97,655	30,400	879,029	-	-	1,063,500
Conversion of debt for common stock	(299,999)	(541,419)	-	(707,730)	-	-	(1,549,148)
Convertible notes payable as of December 31, 2024	$620,553	$935,736	$294,400	$171,299	$-	$-	$2,021,988

Convertible notes payable issued in 2025	-	-	-	-	379,717	410,300	790,017
Extension of convertible notes payable	214,218	342,522	109,334	63,396	-	8,318	737,788
Convertible notes payable as of September 30, 2025	$834,771	$1,278,258	$403,734	$234,695	$379,717	$418,618	$3,549,793

Changes in note discounts were as follows:

	Note 1	Note 2	Note 3	Note 4	Reg D	Note 5	Totals
Note discounts as of December 31, 2023	$114,995	$100,810	$81,532	$-	$-	$-	$297,337

Note discounts issued in conjunction with debt in 2024	56,414	97,657	30,400	487,771	-		672,242
2024 accretion of note discounts	(129,214)	(145,792)	(95,981)	(468,340)	-		(839,327)
Note discounts as of Dec 31, 2024	$42,195	$52,675	$15,951	$19,431	$-	$-	$130,252

Note discounts issued in conjunction with debt in 2025	214,219	342,522	109,334	63,395	165,500	332,825	1,227,795
2025 accretion of note discounts	(50,783)	(65,545)	(20,059)	(19,790)	(113,776)	(47,815)	(317,768)
Note discounts as of September 30, 2025	$205,631	$329,652	$105,226	$63,036	$51,724	$285,010	$1,040,279

Convertible notes payable, net, as of Dec 31, 2024	$578,358	$883,061	$278,449	$151,868	$-	$-	$1,891,736
Convertible notes payable, net, as of September 30, 2025	$629,140	$948,606	$298,508	$171,659	$327,993	$133,608	$2,509,514

2024 Effective interest rate	21%	16%	33%	273%	-%	-%	42%
2025 Effective interest rate	6%	5%	5%	8%	30%	11%	9%

Current Noteholders

Extension of Notes

On August 29, 2025, noteholders Osher and Brio agreed to extend all of their outstanding notes to December 31, 2027 for original issue discount totaling $737,786. ASC 470-50-40-10, Modifications and Extinguishments, provides guidance on whether a modification or exchange of a term loan or debt security should be accounted for as a modification or an extinguishment. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different and deemed to be a modification of the debt instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is greater than 10 percent, the debt instruments are considered to be substantially different and deemed to be an extinguishment of the debt instrument. The Company accounted for the extension of the notes as a modification with no gain or loss recognized since there were no notes where the cash flow effect on present value basis was greater than 10%.

Regulation D

On January 9, 2025, the Company initiated a Regulation D offering to sell up to 750,000 Units at a price of $5,000 per unit with each Unit consisting of one (1) $5,500 principal amount convertible debenture (convertible at two dollars ($2.00) per share into the Company’s common stock) and a Warrant to purchase 1,250 shares of common stock at $4.00 per share. The Debentures have a principal amount equal to 110% of such Purchaser’s subscription amount, convertible at $2.00 per share and maturing one (1) year from the date the subscription amount is accepted by the Company. The Warrants for a number of shares equal to the subscription amount divided by the conversion price with an exercise price of $4.00 per share, exercisable upon issuance and will expire five years from issuance. The Debentures will not be redeemable but contain an automatic conversion feature, which will cause all principal and interest due under the Debenture to automatically convert if our common stock is listed for trading on a national securities exchange, such as NASDAQ or the NYSE. As of September 30, 2025, a total of 69 Units were sold to accredited investors at a price of $5,500 per Unit totaling $379,717 (total of $345,197 cash was received).

2025 Convertible Notes (Note 5)

During fiscal 2025, the Company entered into Original Issue Discount Senior Convertible Debentures (the “2025 Notes”) totaling (i) $178,200 aggregate principal amount of Notes (total of $162,000 cash was received) due between April and June 2026 based on $1.00 for each $0.90909 paid by the noteholders and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 80,851 shares of the Company’s Common Stock at an exercise price of $4.00 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $178,200 which was issued at a $16,200 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $2.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

In addition, in August and September 2025, the Company entered into two Notes totaling $232,100 (total of $207,500 cash was received) that provide for a variable conversion price. The Notes provide for a variable conversion rate per share equal to 65% and 75%, respectively, of the lowest trading price for the proceeding 10 trading days prior to a conversion, are due in one year and provide for interest of 7% to 8% per annum. The Company determined that in accordance with ASC 815-15, Embedded Derivatives, it should bifurcate and separately recognize the variable conversion rate at its fair value and at each subsequent measurement date, remeasure its fair value with such changes in fair value recorded in earnings. The Company recognized a total value of $181,362 as a derivative on the grant dates (based on the Binomial valuation model on the date of grant). During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize a remeasurement to fair value as it was deemed immaterial. The issuances of the foregoing securities are exempt from registration pursuant to Section 4(a)(2) of the Securities Act promulgated thereunder as the Sellers are sophisticated investors and familiar with the Company’s operations. No stock purchase warrants were issued as part of the agreement.

On August 29, 2025, two noteholders agreed to extend their notes to December 31, 2027 for original issue discount totaling $8,316.

2024 Convertible Notes (Note 4)

During fiscal 2024, the Company entered into Original Issue Discount Senior Convertible Debentures (the “2024 Notes”) totaling (i) $171,300 aggregate principal amount of Notes (total of $153,000 cash was received) due between January and November 2025 based on $1.00 for each $0.90909 paid by the noteholders and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 80,426 shares of the Company’s Common Stock at an exercise price of $4.00 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $153,000 which was issued at a $18,300 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $2.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On August 29, 2025, the noteholders agreed to extend the notes to December 31, 2027 for original issue discount totaling $63,395.

In September 2024, holders converted $474,794 in exchange for the issuance of 118,700 shares of Common Stock to the holders.

In May and June 2024, holders converted $232,937 in exchange for the issuance of 38,826 shares of Common Stock to the holders.

2023 Convertible Notes (Note 3)

During fiscal 2023, the Company entered into Original Issue Discount Senior Convertible Debentures (the “2023 Notes”) totaling (i) $264,400 aggregate principal amount of Notes (total of $240,000 cash was received) due between January and December 2024 based on $1.00 for each $0.90909 paid by the noteholders and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 139,500 shares of the Company’s Common Stock at an exercise price of $4.00 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $240,000 which was issued at a $24,400 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $2.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On August 29, 2025, the noteholders agreed to extend the notes to December 31, 2027 for original issue discount totaling $109,334.

On September 30, 2024, a noteholder agreed to extend the note to August 31, 2025 for original issue discount totaling $15,400.

On April 9, 2024, a noteholder agreed to extend the note to March 31, 2025 for original issue discount totaling $15,000.

2022 Convertible Notes (Note 2)

During fiscal 2022, the Company entered into Original Issue Discount Senior Convertible Debentures (the “2022 Notes”) totaling (i) $770,000 aggregate principal amount of Notes (total of $700,000 cash was received) due between January and December 2023 based on $1.00 for each $0.90909 paid by the previous noteholder and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 192,500 shares of the Company’s Common Stock at an exercise price of $4.00 per share. The aggregate cash subscription amount received by the Company from the previous noteholder for the issuance of the Note and Warrants was $700,000 which was issued at a $70,000 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $2.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

On August 29, 2025, the noteholders agreed to extend the notes to December 31, 2027 for original issue discount totaling $342,522.

On September 30, 2024, a noteholder agreed to extend the note to August 31, 2025 for original issue discount totaling $56,306.

On April 10, 2024, a noteholder agreed to extend the notes to March 2025 for original issue discount totaling $41,350. During 2023, the noteholders agreed to extend the notes to between August 2024 and March 2025 for original issue discount totaling $68,078.

Osher – $620,553 (Note 1)

On January 28, 2020, as subsequently amended, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with respect to the sale and issuance to institutional investor Osher Capital Partners LLC (“Osher”) of (i) $385,000 aggregate principal amount of Original Issue Discount Senior Convertible Debenture due August 30, 2024, based on $1.00 for each $0.90909 paid by Osher and (ii) five-year Common Stock Purchase Warrants to purchase up to an aggregate of 102,827 shares of the Company’s Common Stock at an exercise price of $3.76 per share. The aggregate cash subscription amount received by the Company from Osher for the issuance of the note and warrants was $350,005 with a total of $34,995 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $2.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

At various dates from October 2021 through September 2024, the noteholder agreed to extend the note for original issue discount totaling $235,552 which were due August 31, 2025.

On August 29, 2025, the noteholder agreed to extend the note to December 31, 2027 for original issue discount totaling $214,219. The note totals $834,771 as of September 30, 2025 and is included in long term convertible notes payable in the unaudited condensed consolidated balance sheets as of September 30, 2025.

NOTE 6 –PROMISSORY NOTES

On July 3, 2025, the Company entered into a promissory note of $3,000 due August 15, 2025 and is non-interest bearing. On October 23, 2025, the note was repaid.

On June 9, 2025, the Company entered into a promissory note of $10,000 due July 31, 2025 and is non-interest bearing. On November 3, 2025, the noteholder agreed to extend the note to January 15, 2026 of original issue discount of $1,000.

On November 26, 2024, the Company entered into promissory notes totaling $314,000 aggregate principal amount of promissory notes (total of $157,000 cash was received) due November 26, 2025 based on $1.00 for each $0.50 paid by the noteholders which were issued at a $157,000 original issue discount from the face value of the promissory notes.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company authorized 10,000,000 shares of par value $0.0001 preferred stock, of which 5,107 and 2,403 shares are issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.

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

Common Stock

On December 30, 2024, the Company filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the State of Delaware, which went effective immediately upon filing. The Certificate of Amendment decreased our authorized common stock to One Hundred Million (100,000,000) shares, par value $0.0001, of which 1,605,377 shares are outstanding as of September 30, 2025 and December 31, 2024.

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

Restricted Stock Units

Effective January 11, 2025 and October 10, 2022, the Company’s Board of Directors appointed Mr. Michael Ryan, and Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel, respectively, as non-executive members to the Company’s Board of Directors (“Director”). Effective January 1, 2023, each Director shall receive an annual grant of restricted stock units (“RSU’s”) of $50,000. During the three and nine months ended September 30, 2025 and 2024, respectively, the Company recorded stock-based compensation totaling $50,000 and $150,000, and $37,500 and $112,500, respectively, in the unaudited condensed consolidated statements of operations.

On August 8, 2025, Richa Nand and Michael Ryan notified the Company of their decision to resign from the Company’s Board of Directors, effective August 8, 2025. On August 7, 2025, Christopher Wetzel (collectively, the “Resigning Directors”) notified the Company of his decision to resign from the Board of Directors, effective August 7, 2025. The resignations were based on the Company’s discontinuation of directors’ and officers’ liability insurance coverage which expired on August 4, 2025. The Resigning Directors will vest in previously granted RSU’s and beginning October 1, 2025, will no longer receive RSU’s as board compensation.

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

Warrants

During the three months ended September 30, 2025, the Company entered into notes totaling $90,200 along with 45,100 warrants to purchase up to an aggregate of 45,100 shares of the Company’s Common Stock at an exercise price of $4.00 per share (see Note 5).

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Nine Months ended September 30,		Three Months ended September 30,
	2025	2024	2025	2024
Operating lease expense	$24,751	$53,757	$-	$17,919
Short term lease cost	$-	$-	$-	$-
Total lease expense	$24,751	$53,757	$-	$17,919

In accordance with ASC 842, other information related to leases was as follows:

Nine Months ended September 30,	2025	2024
Operating cash flows from operating leases	$32,537	$57,619
Cash paid for amounts included in the measurement of lease liabilities	$32,537	$57,619

Weighted-average remaining lease term—operating leases	no years	1.92 years
Weighted-average discount rate—operating leases	10%	10%

Operating lease cost was $0 and $24,751, and $17,919 and $53,757 for the three and nine months ended September 30, 2025 and 2024, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Note 7, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

Employment Agreements

Mr. Joyce receives an annual base salary of $455,000, plus bonus compensation not to exceed 50% of salary. Mr. Joyce’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Additionally, the Company has agreed to maintain a beneficial ownership target of 9% for Mr. Joyce. The Company incurred compensation expense of $113,750 (of which $79,135 was paid and $34,615 is unpaid and accrued) and $341,250 (of which $208,816 was paid and $132,434 is unpaid and accrued) and $113,750 (of which $0 was paid and $113,750 is unpaid and accrued) and $341,250 (of which $0 was paid and $341,250 is unpaid and accrued), for the three and nine months ended September 30, 2025 and 2024, respectively.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2025	2024	2025	2024
Convertible notes payable	1,774,896	509,504	1,774,896	509,504
Preferred stock	641,577	301,900	641,577	301,900
Restricted stock units	90,473	41,566	90,473	12,424
Warrants to purchase shares of common stock	43,438	251,125	43,438	251,125
Total potentially dilutive shares	2,550,383	1,104,095	2,550,383	1,074,953

The following table sets forth the computation of basic and diluted net loss per share:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024

Net loss attributable to the common stockholders	$(2,698,254)	$(2,817,394)	$(578,503)	$(1,196,923)

Basic weighted average outstanding shares of common stock	1,605,377	1,245,885	1,605,377	1,268,795
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	1,605,377	1,245,885	1,605,377	1,268,795

Loss per share:
Basic and diluted	$(1.68)	$(2.26)	$(0.36)	$(0.94)

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

On August 8, 2025, Richa Nand and Michael Ryan notified the Company of their decision to resign from the Company’s Board of Directors, effective August 8, 2025. On August 7, 2025, Christopher Wetzel (collectively, the “Resigning Directors”) notified the Company of his decision to resign from the Board of Directors, effective August 7, 2025. The resignations were based on the Company’s discontinuation of directors’ and officers’ liability insurance coverage which expired on August 4, 2025. The Resigning Directors will vest in previously granted RSU’s and beginning October 1, 2025, will no longer receive RSU’s as board compensation

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2025 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended September 30, 2025, except for the following:

Convertible Redeemable Note

On November 5, 2025, the Company entered into a Securities Purchase Agreement (“Redeemable Note”) with respect to the sale and issuance to institutional investor CFI Capital LLC (“CFI Capital”) of $150,000 aggregate principal amount of Redeemable Note (total of $130,000 cash was received) due November 6, 2026, based on $1.00 for each $0.90909 paid by CFI. The Note provides for a variable conversion rate per share equal to 70% of the lowest trading price for the proceeding 20 trading days prior to a conversion (including the day upon which a notice of conversion is received by the Company), are due in one year, and provide for interest of 6% per annum. The issuances of the foregoing securities are exempt from registration pursuant to Section 4(a)(2) of the Securities Act promulgated thereunder as the Sellers are sophisticated investors and familiar with the Company’s operations. No stock purchase warrants were issued as part of the agreement. Upon an event of default, the conversion price discount shall increase by 15%.

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

Our Company

We are a development-stage Company advancing dialysis-like therapies to address cardiovascular disease and cancer. Sigyn CardioDialysis™ (previously known as Sigyn TherapyTM) is a novel blood purification technology to treat cardiovascular disease, the leading cause of death globally. CardioDialysis™ aims to reduce the circulating presence of inflammatory molecules that fuel cardiovascular disease progression while simultaneously lowing levels of cholesterol-transporting lipoproteins that contribute to heart attacks, strokes, and other Major Adverse Cardiovascular Events (MACE). Based on its broad-spectrum mechanism, CardioDialysis™ offers to reduce the incidence of MACE by overcoming the inherent limitations of single-target drugs.

Our development pipeline of cancer therapies is comprised of ImmunePrep™ to optimize the delivery of immunotherapeutic antibodies; ChemoPrep™ to enhance the targeted delivery of chemotherapy; and ChemoPure™ to reduce the toxicity of chemotherapy.

Recent Developments

On November 6, 2025, we disclosed the filing of a trademark application with the United States Patent and Trademark Office to protect the name CardioDialysisTM. The action reflects our intent to shift the previous therapeutic focus of Sigyn TherapyTM toward cardiovascular disease.

This action provides us a pathway into a larger market opportunity, for which there is an FDA-approved device precedent that clinically demonstrates the ability of blood purification to reduce Major Adverse Cardiovascular Disease Events (MACE). As compared to our previously proposed treatment indications, we believe it will be significantly less burdensome to enroll cardiovascular disease subjects into pivotal efficacy studies that will be required for FDA market approval. Furthermore, we consider our potential value to the dialysis industry as a majority of their patients die from cardiovascular disease related events. Our previously proposed indications, which included the treatment of sepsis, drug-resistant bacterial infections, and life-threatening viruses will become downstream therapeutics opportunities.

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

Financing Transactions

Preferred Stock

The Company has 10,000,000 shares of par value $0.0001 preferred stock authorized, of which 5,107 and 2,403 shares preferred shares are issued and outstanding at September 30, 2025 and December, 31, 2024, respectively.

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

Common Stock

On December 30, 2024, the Company filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the State of Delaware, which went effective immediately upon filing. The Certificate of Amendment decreased our authorized common stock to One Hundred Million (100,000,000) shares, par value $0.0001, of which 1,605,377 and 1,605,377 shares are outstanding as of September 30, 2025 and December 31, 2024, respectively.

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

Restricted Stock Units

Effective January 11, 2025 and October 10, 2022, the Company’s Board of Directors appointed Mr. Michael Ryan and Ms. Richa Nand, Mr. Jim Dorst, and Mr. Chris Wetzel, respectively, as non-executive members to the Company’s Board of Directors (“Director”). Effective January 1, 2023, each Director shall receive an annual grant of restricted stock units of $50,000. During the three and nine months ended September 30, 2025 and 2024, respectively, the Company recorded stock-based compensation totaling $50,000 and $150,000, and $37,500 and $112,500, respectively, in the unaudited condensed consolidated statements of operations.

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

Promissory Notes

On July 3, 2025, the Company entered into a promissory note of $3,000 due August 15, 2025 and is non-interest bearing. On October 23, 2025, the note was repaid.

On June 9, 2025, the Company entered into a promissory note of $10,000 due July 31, 2025 and is non-interest bearing. On November 3, 2025, the noteholder agreed to extend the note to January 15, 2026 of original issue discount of $1,000.

On November 26, 2024, the Company entered into promissory notes totaling $314,000 aggregate principal amount of promissory notes (total of $157,000 cash was received) due November 26, 2025 based on $1.00 for each $0.50 paid by the noteholders which were issued at a $157,000 original issue discount from the face value of the promissory notes.

Regulation D

On January 9, 2025, the Company initiated a Regulation D offering to sell up to 750,000 Units at a price of $5,000 per unit with each Unit consisting of one (1) $5,500 principal amount convertible debenture (convertible at two dollars ($2.00) per share into the Company’s common stock) and a Warrant to purchase 1,250 shares of common stock at $4.00 per share. The Debentures have a principal amount equal to 110% of such Purchaser’s subscription amount, convertible at $2.00 per share and maturing one (1) year from the date the subscription amount is accepted by the Company. The Warrants for a number of shares equal to the subscription amount divided by the conversion price with an exercise price of $4.00 per share, exercisable upon issuance and will expire five years from issuance. The Debentures will not be redeemable but contain an automatic conversion feature, which will cause all principal and interest due under the Debenture to automatically convert if our common stock is listed for trading on a national securities exchange, such as NASDAQ or the NYSE. As of September 30, 2025, a total of 69 Units were sold to accredited investors at a price of $5,500 per Unit totaling $379,717 (total of $345,197 cash was received).

Convertible Notes

Between January 2020 and September 2025, the Company received cash of $5,224,385 through the issuance of 10% Original Issue Discount Senior Convertible Debentures with third party investors. Between June 2023 and September 2024, $3,069,348 in aggregate principal amount of the notes were converted into 371,110 common shares and 1,116.29 shares of Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock converts into 125.63 shares of the Company’s common stock, subject to antidilution adjustments for any stock splits and recapitalizations, and for the issuances of additional shares at an issue price of less than the conversion ratio.

In addition, in August and September 2025, the Company entered into two Notes totaling $232,100 (total of $207,500 cash was received) that provide for a variable conversion price. The Notes provide for a variable conversion rate per share equal to 65% and 75%, respectively, of the lowest trading price for the proceeding 10 trading days prior to a conversion, are due in one year and provide for interest of 7% to 8% per annum. The Company determined that in accordance with ASC 815-15, Embedded Derivatives, it should bifurcate and separately recognize the variable conversion rate at its fair value and at each subsequent measurement date, remeasure its fair value with such changes in fair value recorded in earnings. The Company recognized a total value of $181,362 as a derivative on the grant dates (based on the Binomial valuation model on the date of grant). During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize a remeasurement to fair value as it was deemed immaterial. The issuances of the foregoing securities are exempt from registration pursuant to Section 4(a)(2) of the Securities Act promulgated thereunder as the Sellers are sophisticated investors and familiar with the Company’s operations. No stock purchase warrants were issued as part of the agreement.

Convertible Redeemable Note

On November 5, 2025, the Company entered into a Securities Purchase Agreement (“Redeemable Note”) with respect to the sale and issuance to institutional investor CFI Capital LLC (“CFI Capital”) of $150,000 aggregate principal amount of Redeemable Note (total of $130,000 cash was received) due November 6, 2026, based on $1.00 for each $0.90909 paid by CFI. The Note provides for a variable conversion rate per share equal to 70% of the lowest trading price for the proceeding 20 trading days prior to a conversion (including the day upon which a notice of conversion is received by the Company), are due in one year, and provide for interest of 6% per annum. The issuances of the foregoing securities are exempt from registration pursuant to Section 4(a)(2) of the Securities Act promulgated thereunder as the Sellers are sophisticated investors and familiar with the Company’s operations. No stock purchase warrants were issued as part of the agreement. Upon an event of default, the conversion price discount shall increase by 15%.

The remaining outstanding Notes are as follows:

Note Holder/Original Issuance Date	Maturity Date	Cash Received	Outstanding Balance as of September 30, 2025	Outstanding Balance as of December 31, 2024
Osher Capital Partners LLC
January 28, 2020 (“Note 1”)	December 31, 2027	$350,005	$834,771	$620,553
June 22, 2022 (“Note 2”)	December 31, 2027	75,000	139,559	103,745
August 31, 2022 (“Note 2”)	December 31, 2027	100,000	182,302	135,520
September 20, 2022 (“Note 2”)	December 31, 2027	100,000	182,302	135,520
October 20, 2022 (“Note 2”)	December 31, 2027	100,000	178,670	127,000
November 14, 2022 (“Note 2”)	December 31, 2027	50,000	90,531	64,350
December 22, 2022 (“Note 2”)	December 31, 2027	100,000	175,856	125,000
July 18, 2023 (“Note 3”)	December 31, 2027	60,000	97,662	72,600
December 7, 2023 (“Note 3”)	December 31, 2027	40,000	65,108	48,400
May 13, 2024 (“Note 4”)	December 31, 2027	35,000	55,584	40,000
August 19, 2024 (“Note 4”)	December 31, 2027	7,500	11,139	8,250
November 19, 2024 (“Note 4”)	December 31, 2027	8,000	11,556	8,800
April 15, 2025	December 31, 2027	20,000	27,570	-

Brio Capital Master Fund, Ltd.
March 23, 2022 (“Note 2”)	December 31, 2027	100,000	192,311	142,960
November 9, 2022 (“Note 2”)	December 31, 2027	75,000	136,727	101,640
January 20, 2023 (“Note 3”)	December 31, 2027	50,000	87,928	62,500
February 9, 2023 (“Note 3”)	December 31, 2027	50,000	87,928	62,500
July 20, 2023 (“Note 3”)	December 31, 2027	40,000	65,108	48,400
January 8, 2024 (“Note 4”)	December 31, 2027	40,000	63,402	44,000
May 13, 2024 (“Note 4”)	December 31, 2027	35,000	55,584	40,000
August 20, 2024 (“Note 4”)	December 31, 2027	11,500	17,074	12,650
November 19, 2024 (“Note 4”)	December 31, 2027	8,000	11,556	8,800
April 23, 2025	December 31, 2027	10,000	13,748	-
July 21, 2025	July 21, 2026	5,000	5,500

Various third-party noteholders
Various dates in fiscal 2024 (“Note 4”)	November 19, 2025	8,000	8,800	8,800
Various dates in fiscal 2025 (“Note 5”)	Due on various dates from April 15, 2026 through September 12, 2026	334,500	371,800	-
FY 2025 Regulation D	Primarily January 9, 2026	345,197	379,717	-
Total convertible notes payable		$2,157,702	$3,549,793	$2,021,988

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

Extension of Notes

On August 29, 2025, noteholders Osher and Brio agreed to extend all of their outstanding notes to December 31, 2027 for original issue discount totaling $737,786. ASC 470-50-40-10, Modifications and Extinguishments, provides guidance on whether a modification or exchange of a term loan or debt security should be accounted for as a modification or an extinguishment. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different and deemed to be a modification of the debt instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is greater than 10 percent, the debt instruments are considered to be substantially different and deemed to be an extinguishment of the debt instrument. The Company accounted for the extension of the notes as a modification with no gain or loss recognized since there were no notes where the cash flow effect on present value basis was greater than 10%.

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

Business Overview

Sigyn Therapeutics, Inc. (“Sigyn”, the “Company” “we,” “us,” or “our”) is a development-stage Company advancing dialysis-like therapies to address cardiovascular disease and cancer. Sigyn CardioDialysis™ is a novel blood purification technology to treat cardiovascular disease, the leading cause of death globally. CardioDialysis™ aims to reduce the circulating presence of inflammatory molecules that fuel cardiovascular disease progression while simultaneously lowing levels of cholesterol-transporting lipoproteins that contribute to heart attacks, strokes, and other Major Adverse Cardiovascular Events (MACE). Based on its broad-spectrum mechanism, CardioDialysis™ offers to reduce the incidence of MACE by overcoming the inherent limitations of single-target drugs.

Our development pipeline of cancer therapies is comprised of ImmunePrep™ to optimize the delivery of immunotherapeutic antibodies; ChemoPrep™ to enhance the targeted delivery of chemotherapy; and ChemoPure™ to reduce the toxicity of chemotherapy.

Recent Development

On November 6, 2025, we disclosed the filing of a trademark application with the United States Patent and Trademark Office to protect the name CardioDialysisTM, which reflects our intent to shift the previous therapeutic focus of Sigyn TherapyTM toward cardiovascular disease.

This action provides us a pathway into a larger market opportunity, for which there is an FDA-approved device precedent that clinically demonstrates the ability of blood purification to reduce Major Adverse Cardiovascular Disease Events (MACE). As compared to our previously proposed treatment indications, we believe it will be significantly less burdensome to enroll cardiovascular disease subjects into pivotal efficacy studies that will be required for FDA market approval. Furthermore, we consider our potential value to the dialysis industry as a majority of their patients die from cardiovascular disease related events. Our previously proposed indications, which included the treatment of sepsis, drug-resistant bacterial infections, and life-threatening viruses will become downstream therapeutics opportunities.

About CardioDialysisTM

We are advancing CardioDialysis™ to treat cardiovascular disease, the leading cause of death globally. CardioDialysis™ aims to reduce the circulating presence of inflammatory molecules that fuel cardiovascular disease progression while simultaneously lowering levels of cholesterol-transporting lipoproteins that contribute to heart attacks, strokes, and other Major Adverse Cardiovascular Events (MACE).

Based on its broad-spectrum mechanism, CardioDialysis™ offers to reduce the incidence of MACE by overcoming the inherent limitations of single-target drugs. The annual market for MACE-reducing therapies is reported to exceed $100 billion.

Our Initial Clinical and Commercialization Focus to Treat ESRD Dialysis Patients

Our initial clinical and commercialization focus of CardioDialysisTM is directed toward the treatment of cardiovascular disease in end-stage renal disease (ESRD) patients. According to the U.S. Renal Data System (USRDS), cardiovascular disease is attributed to 67% of ESRD patient deaths and its incidence is 20 times higher in dialysis patients as compared to the general population.

Beyond high mortality rates, we believe cardiovascular disease is a well-defined, yet substantial market opportunity, given an estimated 550,000 ESRD patients receive ~85 million dialysis treatments in the U.S. each year. To optimize potential market penetration within the dialysis industry, CardioDialysis™ can be conveniently integrated with regularly scheduled dialysis treatments.

A Medical Device Precedent to Treat Cardiovascular Disease

CardioDialysis™ targets multiple key therapeutic pathways, including cholesterol-transporting lipoproteins that play a central role in the development and progression of cardiovascular disease.

Lipoprotein Apheresis (LA) is an FDA-approved device precedent that demonstrates blood purification can significantly reduce Major Adverse Cardiovascular Events (MACE) by lowering levels of lipoprotein(a) and low-density lipoprotein cholesterol (LDL-C) in the bloodstream. In a recent review article published by the American Heart Association, Lipoprotein Apheresis was reported to lower the incidence of MACE by 59% to 95% across 11 studies encompassing 1,387 treated patients. In contrast, pharmaceutical statins (Lipitor, Crestor, and Zocor) to reduce LDL-C levels are reported to reduce MACE by 20% to 45%.

However, the clinical adoption of Lipoprotein Apheresis has remained constrained by a limited delivery infrastructure, with fewer than 60 specialized apheresis centers able to provide access to the therapy in the United States.

Opportunity to Leverage the Global Dialysis Machine Infrastructure

CardioDialysis™ is not constrained by delivery infrastructure as it can be deployed on dialysis machines already located in hospitals and clinics around the world.  An estimated 150,000 dialysis machines are located in more than 7,500 kidney dialysis clinics in the United States alone.  By leveraging this infrastructure, we envision a future possibility to transform current kidney dialysis clinics into Renal and CardioDialysis™ treatment centers.

Potential Value of CardioDialysis™ to the Dialysis Industry

If successfully advanced, we believe CardioDialysis™ could improve and extend the quality of life of ESRD patients who rely on dialysis for survival. Beyond introducing a potential new revenue source to the dialysis industry, CardioDialysis™ may offer a potential pathway to treat cardiovascular disease in the general population, which is the current commercialization focus of Lipoprotein Apheresis.

Extending ESRD patient lives and reducing their hospitalizations may also provide quantifiable value to the dialysis industry. When ESRD patients are hospitalized, dialysis companies lose revenues as in-clinic dialysis treatments are suddenly administered at out-of-network hospitals. Based on average dialysis revenues of $400 per treatment, the U.S. dialysis industry could recoup up to $654 million in lost revenues for each week of reduced ESRD patient hospitalizations. The U.S. dialysis industry could also increase top-line revenues by ~$2.8 billion for each month of extending ESRD patient lives.

Addressing the Unique Cardiovascular Disease Challenges of Dialysis Patients

ESRD patients face unique cardiovascular disease challenges that are not addressed with drug therapies. Once they become dialysis dependent, the median length of ESRD patient survival is typically 3-5 years. Unlike the general population, clinical studies reveal that ESRD patients receive limited if any clinical benefit from LDL-C reducing statins, the leading class of drugs to treat cardiovascular disease. Additionally, circulating levels of cholesterol-transporting lipoprotein(a) are reported to be two to four times higher in ESRD dialysis patients.

Compounding these treatment challenges is an unfortunate reality. Dialysis treatments induce inflammatory responses that further contribute to cardiovascular disease progression. More specifically, circulating levels of endotoxin and inflammatory cytokines are often elevated in response to dialysis treatment.

At present, there are no market-cleared pharmaceutical products to address Lipoprotein(a), endotoxemia, or the broad-spectrum of inflammatory cytokines observed to be elevated in dialysis patients.

In response, we believe CardioDialysis™ could provide a strategy to reduce circulating LDL-C and Lipoprotein(a) levels, which is clinically proven to reduce major adverse cardiovascular events (MACE). Simultaneously, CardioDialysis™ offers to control dialysis-induced spikes of endotoxin and inflammatory cytokines that contribute to cardiovascular disease progression.

The Enrollment of ESRD Dialysis Patients in Clinic Studies

To obtain potential FDA market approval, we need to demonstrate the safety of CardioDialysis™ in a human feasibility (safety) study and then subsequently conduct pivotal studies to demonstrate treatment efficacy of CardioDialysis™.

Pivotal efficacy studies of our previously proposed indications (including sepsis, drug-resistant bacterial infections and life-threatening viruses) would have been limited to enrolling treatment subjects in a hospital intensive care unit (ICU) setting. Enrolling ICU subjects is a daunting challenge that can restrict the clinical advancement of extracorporeal blood purification technologies.

Whereas we plan to advance feasibility and pivotal efficacy studies of CardioDialysis™ in dialysis clinics, which we believe all reduce the challenge and cost of conducting studies. As per our treatment protocol, ESRD subjects will receive CardioDialysis™ during their regularly scheduled dialysis treatments, which is anticipated to further increase the efficiency of conducting clinical studies.

We plan to conduct first-human feasibility studies of CardioDialysis™ in 12-15 ESRD subjects at three dialysis clinic site locations. The protocol of this study has been incorporated into an Investigational Device Exemption (IDE) that we drafted for FDA submission. Based on our decision to advance CardioDialysis™ to address cardiovascular disease, we can now fulfill FDA’s requirement to clearly define the disease condition we intend to treat in our IDE submission.

Development-Stage Cancer Therapy Pipeline

Our development pipeline of cancer therapies is comprised of ImmunePrep™ to optimize the delivery of immunotherapeutic antibodies; ChemoPrep™ to enhance the targeted delivery of chemotherapy; and ChemoPure™ to reduce the toxicity of chemotherapy

Pre-Clinical Study Validations

Since the inception of our Company, we have advanced CardioDialysis™ (formerly known as Sigyn Therapy) from conceptual design through completion of pre-clinical in vitro studies that have quantified the reduction of relevant therapeutic targets from human blood plasma with small-scale versions of our device. These include endotoxin (gram-negative bacterial toxin); peptidoglycan and lipoteichoic acid (gram-positive bacterial toxins); viral pathogens (including SARS-CoV-2); hepatic toxins (ammonia, bile acid, and bilirubin); and tumor necrosis factor alpha (TNF alpha), interleukin-1 beta (IL-1b), and interleukin 6 (IL-6), which are pro-inflammatory cytokines whose chronic dysregulated production contributes to accelerate cardiovascular disease progression. Additionally, we demonstrated the adsorbents in our device are able to reduce the circulating presence of liposomes from blood plasma, which serve as a model to validate the potential to address cholesterol-transporting lipoproteins.

Completion of Animal Studies

Subsequent to our pre-clinical in vitro studies, we disclosed the completion of in vivo animal studies. In these studies, CardioDialysis™ (formerly known as Sigyn Therapy) was administered via standard dialysis machines utilizing conventional blood-tubing sets, for periods of up to six hours to eight (8) porcine (pig) subjects, each weighing approximately 40-45 kilograms. The studies were comprised of a pilot phase (two subjects), which evaluated the feasibility of the study protocol in the first-in-mammal use of our technology; and an expansion phase (six subjects) to further assess treatment feasibility and refine pre-treatment set-up and operating procedures. There were no serious adverse events reported in any of the treated animal subjects. Of the eight treatments, seven were administered for the entire six-hour treatment period. One treatment was halted early due to the observation of a clot in the device, which was believed to be the result of a procedural deviation in the pre-treatment set-up. Important criteria for treatment feasibility – including hemodynamic parameters, serum chemistries and hematologic measurements – were stable across all subjects.

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

First-in-Human Feasibility Study

The data resulting from our in vivo animal and pre-clinical in vitro studies is being incorporated into an Investigational Device Exemption (IDE) that we are drafting for submission to the U.S. Food and Drug Administration (“FDA”) to support first-in-human feasibility studies of CardioDialysisTM. The clinical plan of our IDE proposes to enroll 12-15 End-Stage Renal Disease (“ESRD”) patients at three clinical site locations that have been identified and evaluated by a contract research organization that specializes in ESRD related clinical studies. The primary study objective is to demonstrate that our device can be safely administered to health compromised ESRD subjects. Additionally, we plan to quantify changes in cholesterol-transporting lipoprotein levels, as well endotoxin and inflammatory cytokine levels during treatment. The clinical plan proposed in our draft IDE has not yet been provided to FDA and there is no assurance that FDA will approve the initiation of our proposed feasibility study, nor is there any assurance that we will receive FDA market approval of CardioDialysisTM. Based on our previous experience in developing extracorporeal blood purification therapies, we believe we have collected sufficient data to support the initiation of a CardioDialysisTM human feasibility study.

CardioDialysisTM Mechanism of Action

We are advancing CardioDialysisTM (formerly known as Sigyn Therapy) to treat cardiovascular disease. To support potential widespread implementation, CardioDialysis is a single-use disposable device that is deployable on the global infrastructure of hemodialysis machines already located in hospitals and clinics. To reduce the risk of blood clotting and hemolysis, the anticoagulant heparin is administered, which is the standard-of-care drug administered during dialysis treatments. During animal studies conducted at the University of Michigan, CardioDialysis was deployed for use on a dialysis machine manufactured by Fresenius Medical Care, a global leader in the dialysis industry.

Incorporated within our device is a “cocktail” of adsorbent components formulated to optimize the broad-spectrum reduction of therapeutic targets from the bloodstream. Each adsorbent component has differing capture and adsorption characteristics that contribute to optimizing the potential of CardioDialysis to reduce the circulating presence of therapeutic targets that contribute to the progression of cardiovascular disease.

The CardioDialysis adsorbent components provide more than 200,000 square meters (~50 acres) of surface area on which to adsorb and remove therapeutic targets from the bloodstream. Beyond its capacity to reduce the circulating presence of therapeutic targets we believe CardioDialysis to be a highly efficient blood processing technology. Based on targeted blood flow rates of 350ml/min, the entire bloodstream of an average size person can be processed through our device approximately fifteen times during a single four-hour treatment period.

From a technical perspective, CardioDialysis is a 325mm long polycarbonate column that internally contains polyethersulphone hollow fibers that have porous walls with a median pore size of ~200 nanometers (nm). As blood flows into our device, plasma and therapeutic targets below 200nm travel through the porous walls as a result of blood-side pressure. As the hollow fiber bundle within CardioDialysis creates a resistance to the flow of blood, a pressure drop is created along the length of the device such that the blood-side pressure is higher at the blood inlet and lower at the blood outlet. This allows for plasma and therapeutic targets to flow away from the blood and into the extra-lumen space (inside the polycarbonate shell, yet outside the hollow-fiber bundle) to interact with our adsorbent components in a low shear force environment. In the distal third of the fiber bundle, the pressure gradient is reversed, which allows for plasma to flow back through the fiber walls to be reconvened into the bloodstream without the presence of therapeutic targets that were captured or bound by adsorbent components housed in the extra-lumen space of CardioDialysis.

Development-Stage Cancer Therapy Pipeline

Our development pipeline of cancer therapies is comprised of ImmunePrep™ to optimize the delivery of immunotherapeutic antibodies; ChemoPrep™ to enhance the targeted delivery of chemotherapy; and ChemoPure™ to reduce the toxicity of chemotherapy.

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

Intellectual Property

We own the intellectual property rights to pending royalty-free patents that have been assigned to us by our CEO and other employee inventors. We have also received a “Notice of Allowance” from the USPTO related to the use of Sigyn Therapeutics and the protection of our corporate logo. We plan to continually expand our intellectual property portfolio and protect trade secrets that are not the subject of patent submissions. However, there is no assurance that the claims of current pending and future patent applications will result in issued patents. Pending changes in patent law, it is anticipated that each patent that becomes issued will have an enforceable life that will extend for a period of 20 years from the initial patent filing date (i.e., the priority date) and will expire at the end of such 20-year terms.

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

Should CardioDialysis™ or any of our other therapeutic candidates receive market clearance from FDA, we would need to comply with applicable laws and regulations that govern the development, testing, manufacturing, labeling, marketing, storage, distribution, advertising and promotion, and post-marketing surveillance reporting for medical devices. Failure to comply with these applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as issuance of warning letters, import detentions, civil monetary penalties and/or judicial sanctions, such as product seizures, injunctions and criminal prosecution. Our failure to comply with any of these laws and regulations could have a material adverse effect on our operations.

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

Clinical Trials

Clinical trials are almost always required to support PMA market clearance and are sometimes required for 510(k) clearance. In the United States, for significant risk Class III devices, these trials require submission of an Investigational Device Exemption (IDE) application to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients at specified study sites. During the trial, the sponsor must comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting and record keeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices and comply with all reporting and record keeping requirements. Clinical trials for Class III devices may not begin until the IDE application is approved by the FDA and the appropriate institutional review boards, or IRBs, at the clinical trial sites. An IRB is an appropriately constituted group that has been formally designated to review and monitor medical research involving subjects and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety and welfare of human research subjects. The FDA or the IRB at each site at which a clinical trial is being performed may withdraw approval of a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits or a failure to comply with FDA or IRB requirements. Even if a trial is completed, there is no assurance that clinical testing will demonstrate the safety and effectiveness of CardioDialysis™ or any of our other pipeline therapies.

Manufacturing and Procurement

At present, we plan to manufacture CardioDialysis™ and other candidate products through contracts with FDA registered Contract Manufacturing Organizations (CMO) to establish cGMPs compliant manufacturing to support human clinical studies and potential commercialization should we receive clearance from FDA to market one or more of our products. We plan to establish manufacturing procedure specifications that define each stage of our manufacturing, inspection and testing processes and the control parameters or acceptance criteria that apply to each activity that result in the production of our technologies.

We have also established relationships with industry vendors that provide components necessary to manufacture CardioDialysis™. Should the relationship with an industry vendor be interrupted or discontinued, we believe that alternate component suppliers can be identified to support continued manufacturing. However, delays related to interrupted or discontinued vendor relationships could adversely impact our business.

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

Competition

Our primary competition includes Lipoprotein Apheresis devices that are market-approved and proven to reduce Major Adverse Cardiovascular Events (MACE) in cardiovascular disease patients. Lipoprotein Apheresis devices primarily target the reduction of cholesterol-transporting lipoprotein(a) and LDL-C from the bloodstream. We believe CardioDialysis can target these lipoproteins and additionally address a broad-spectrum of inflammatory targets that also contribute to cardiovascular disease progression. Furthermore, we believe CardioDialysis has an advantage of being deployed for use on dialysis machines already located in hospitals and clinics around the world. Whereas the administration of Lipoprotein Apheresis is mostly limited to specialized apheresis centers. However, medical device or pharmaceutical companies may develop products that compete with CardioDialysis and our other product candidates. Should these companies develop competing products, they are likely to have access to greater resources to support the clinical advancement and post-approval marketing of their products within the medical industry.

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

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The following discussion represents a comparison of our results of operations for the three months ended September 30, 2025 and 2024. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended September 30,
	2025	2024

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	386,529	808,458
Other expense	191,974	388,465
Net loss before income taxes	$(578,503)	$(1,196,923)

Net Revenues

For the three months ended September 30, 2025 and 2024, we had no revenues.

Cost of Sales

For the three months ended September 30, 2025 and 2024, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses decreased by $421,930, or 52.2%, to $386,528 for three months ended September 30, 2025 from $808,458 for the three months ended September 30, 2024 primarily due to decreases in research and development costs of $176,480, depreciation costs of $1,363, rent expense of $18,651, professional fees of $35,184, investor relations costs of $184,196, compensation costs of $8,497, consulting fees of $2,590, insurance costs of $5,686, and general and administration costs of $1,783, offset primarily by increases in stock based compensation of $12,500, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended September 30, 2025, we had marketing expenses of $52, research and development costs of $29,681, stock based compensation of $50,000, and general and administrative expenses of $306,796 primarily due to professional fees of $22,352, compensation costs of $167,966, rent expense of $829, investor relations costs of $27,664, consulting fees of $48,913, insurance expense of $37,983, and general and administration costs of $1,089, as a result of adding administrative infrastructure for our anticipated business development.

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

Other Expense

Other expense for the three months ended September 30, 2025 totaled $191,974 primarily due to interest expense of $70,211 in conjunction with accretion of debt discount, interest expense of $119,739 in conjunction with accretion of original issuance discount, and interest expense of $2,024, compared to other expense for the three months ended September 30, 2024 of $388,465 primarily due to interest expense of $263,719 in conjunction with accretion of debt discount, interest expense of $99,126 in conjunction with accretion of original issuance discount, interest expense of $850, and modification of warrants of $24,770.

Net loss before income taxes

Net loss before income taxes for the three months ended September 30, 2025 totaled $578,503 primarily due to decreases in research and development costs, investor relations costs, professional fees, rent, depreciation, compensation costs, insurance expense, consulting fees, and general and administration costs, primarily offset by increases in stock based compensation, compared to a loss of $1,196,923 primarily due to increases in compensation costs, professional fees, investor relations costs, and research and development costs, offset primarily by decreases in consulting fees, rent, insurance, depreciation, amortization, and general and administration costs.

Assets and Liabilities

Assets were $135,571 as of September 30, 2025. Assets consisted primarily of cash of $85,571 and other assets of $50,000. Liabilities were $6,052,780 as of September 30, 2025. Liabilities consisted primarily of accounts payable of $773,604, accrued payroll and payroll taxes of $2,279,731, other current liabilities of $3,932, convertible notes of $2,509,514, net of $1,040,279 of unamortized debt discount and debt issuance costs, short term promissory notes of $304,637, net of $22,363 of unamortized debt discount and debt issuance costs, and derivative liability of $181,362.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following discussion represents a comparison of our results of operations for the nine months ended September 30, 2025 and 2024. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Nine Months Ended September 30,
	2025	2024

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	1,402,101	2,041,232
Other expense	1,296,153	776,162
Net loss before income taxes	$(2,698,254)	$(2,817,394)

Net Revenues

For the nine months ended September 30, 2024 and 2023, we had no revenues.

Cost of Sales

For the nine months ended September 30, 2024 and 2023, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses decreased by $639,132, or 31.3%, to $1,402,100 for nine months ended September 30, 2025 from $2,041,232 for the nine months ended September 30, 2024 primarily due to decreases in research and development costs of $633,179, investor relations costs of $186,920, insurance costs of $45,842, marketing costs of $224, rent of $31,111, professional fees of $47,454, depreciation costs of $2,885, and general and administration costs of $5,892, offset primarily by increases in consulting fees of $41,785, compensation costs of $234,145, stock based compensation of $37,500, and travel costs of $945, as a result of adding administrative infrastructure for our anticipated business development.

For the nine months ended September 30, 2025, we had marketing expenses of $236, research and development costs of $46,004, stock based compensation of $150,000, and general and administrative expenses of $1,205,861 primarily due to professional fees of $89,396, compensation costs of $768,566, rent expense of $27,141, depreciation costs of $1,363, investor relations costs of $47,473, consulting fees of $149,288, insurance expense of $114,765, travel costs of $945, and general and administration costs of $6,924, as a result of adding administrative infrastructure for our anticipated business development.

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

Other Expense

Other expense for the nine months ended September 30, 2025 totaled $1,296,153 primarily due to interest expense of $140,090 in conjunction with accretion of debt discount, interest expense of $295,109 in conjunction with accretion of original issuance discount, and interest expense of $3,345, modification of warrants of $17,505, inducement of preferred shares of $845,901, and other income of $5,797, compared to other expense of $776,162 for the nine months ended September 30, 2024 primarily due to interest expense of $423,663 in conjunction with accretion of debt discount, interest expense of $324,798 in conjunction with accretion of original issuance discount, interest expense of $2,931, and modification of warrants of $24,770.

Net loss before income taxes

Net loss before income taxes for the nine months ended September 30, 2025 totaled $2,698,254 primarily due to decreases in professional fees, depreciation, insurance costs, rent, research and development costs, investor relations costs, and general and administration costs, offset primarily by stock based compensation, consulting fees, travel costs, and compensation costs, compared to a loss of $2,817,394 for the nine months ended September 30, 2024 primarily due to increases in insurance, marketing costs, investor relations costs, research and development costs, and compensation costs, offset primarily by decreases in professional fees, consulting fees, depreciation, amortization, and general and administration costs compensation costs.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $17,379,978 at September 30, 2025, had a working capital deficit of $3,903,920 at September 30, 2025, had net losses of $578,503 and $2,698,254, and $1,196,923 and $2,817,394 for the three and nine months ended September 30, 2025 and 2024, respectively, and net cash used in operating activities of $646,208 and $582,218 for the nine months ended September 30, 2025 and 2024, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had an increase in cash flows for the nine months ended September 30, 2025 of $73,427 resulting from cash provided by financing activities of $719,635, offset partially by cash used in operating activities of $646,208.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended September 30,
	2025	2024

Net cash provided by (used in):
Operating activities	$(646,208)	$(582,218)
Investing activities	-	-
Financing activities	719,635	735,316
	$73,427	$153,098

Cash Flows from Operating Activities – For the nine months ended September 30, 2025, net cash used in operations was $646,208 compared to net cash used in operations of $582,218 for the nine months ended September 30, 2024. Net cash used in operations was primarily due to a net loss of $2,698,254 for nine months ended September 30, 2025 and the changes in operating assets and liabilities of $607,76, primarily due to the changes in other current assets of $8,997, other assets of $20,711, accounts payable of $165,220, accrued payroll and payroll taxes of $410,758, and other current liabilities of $2,190. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $1,363, stock based compensation of $150,000, accretion of original issuance costs of $295,109, the accretion of debt discount of $140,090, modification of warrants of $17,505, and the inducement of preferred shares of $845,901, offset partially by the settlement of lease of $5,798.

For the nine months ended September 30, 2024, net cash used in operations was primarily due to a net loss of $2,817,394 and the changes in operating assets and liabilities of $1,114,944, primarily due to the changes in accounts payable of $149,997, other current assets of $2,053, accrued payroll and payroll taxes of $969,890, offset partially by the change in other current liabilities of $6,996. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $4,248, stock issued for services of $214,550, warrants issued for services of $15,703, stock-based compensation of $112,500, accretion of original issuance costs of $324,798, the accretion of debt discount of $423,663, and modification of warrants of $24,770.

Cash Flows from Investing Activities – For the nine months ended September 30, 2025 and 2024, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities – For the nine months ended September 30, 2025, net cash provided by financing was $719,635, due to proceeds from short term convertible notes of $706,635 and proceeds from short-term promissory notes of $13,000, compared to cash provided by financing activities of $735,316 for the nine months ended September 30, 2024, due to proceeds from short term convertible notes of $771,890 and advance from shareholder of $35,000, offset primarily by repayments of advance from shareholder of $71,574.

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

Regulation D

On January 9, 2025, the Company initiated a Regulation D offering to sell up to 750,000 Units at a price of $5,000 per unit with each Unit consisting of one (1) $5,500 principal amount convertible debenture (convertible at two dollars ($2.00) per share into the Company’s common stock) and a Warrant to purchase 1,250 shares of common stock at $4.00 per share. The Debentures have a principal amount equal to 110% of such Purchaser’s subscription amount, convertible at $2.00 per share and maturing one (1) year from the date the subscription amount is accepted by the Company. The Warrants for a number of shares equal to the subscription amount divided by the conversion price with an exercise price of $4.00 per share, exercisable upon issuance and will expire five years from issuance. The Debentures will not be redeemable but contain an automatic conversion feature, which will cause all principal and interest due under the Debenture to automatically convert if our common stock is listed for trading on a national securities exchange, such as NASDAQ or the NYSE. As of September 30, 2025, a total of 69 Units were sold to accredited investors at a price of $5,500 per Unit totaling $379,717 (total of $345,197 cash was received).

Convertible Notes Payable

In fiscal year 2024 and through September 30, 2025, the Company entered into Original Issue Discount Senior Convertible Debentures (the “2024 Notes”) totaling (i) $1,289,329 aggregate principal amount of Notes (total of $1,165,390 cash was received) due between January and November 2025 based on $1.00 for each $0.90909 paid by the noteholders and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 255,708 shares of the Company’s Common Stock at an exercise price of $4.00 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $1,165,390 which was issued at a $123,939 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $2.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

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

In addition, in August and September 2025, the Company entered into two Notes totaling $232,100 (total of $207,500 cash was received) that provide for a variable conversion price. The Notes provide for a variable conversion rate per share equal to 65% and 75%, respectively, of the lowest trading price for the proceeding 10 trading days prior to a conversion, are due in one year and provide for interest of 7% to 8% per annum. The Company determined that in accordance with ASC 815-15, Embedded Derivatives, it should bifurcate and separately recognize the variable conversion rate at its fair value and at each subsequent measurement date, remeasure its fair value with such changes in fair value recorded in earnings. The Company recognized a total value of $181,362 as a derivative on the grant dates (based on the Binomial valuation model on the date of grant). During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize a remeasurement to fair value as it was deemed immaterial.

Convertible Redeemable Note

On November 5, 2025, the Company entered into a Securities Purchase Agreement (“Redeemable Note”) with respect to the sale and issuance to institutional investor CFI Capital LLC (“CFI Capital”) of $150,000 aggregate principal amount of Redeemable Note (total of $130,000 cash was received) due November 6, 2026, based on $1.00 for each $0.90909 paid by CFI. The Note provides for a variable conversion rate per share equal to 70% of the lowest trading price for the proceeding 20 trading days prior to a conversion (including the day upon which a notice of conversion is received by the Company), are due in one year, and provide for interest of 6% per annum. The issuances of the foregoing securities are exempt from registration pursuant to Section 4(a)(2) of the Securities Act promulgated thereunder as the Sellers are sophisticated investors and familiar with the Company’s operations. No stock purchase warrants were issued as part of the agreement. Upon an event of default, the conversion price discount shall increase by 15%.

Capital Expenditures

We expect to have limited capital expenditures during the next twelve months.

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

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: warrant valuation and the derivative liability embedded in the convertible note. The Company calculates the fair value of warrants using the Black-Scholes option-pricing method and calculates the fair value of the derivative liability using the binomial option-pricing method. The Black-Scholes and the binomial option-pricing methods requires the use of subjective assumptions, including stock price volatility, the expected life of stock options, risk free interest rate and the fair value of the underlying common stock on the date of grant. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of September 30, 2025, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the three and nine months ended September 30, 2025 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ending September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In fiscal year 2025, the Company entered into Original Issue Discount Senior Convertible Debentures totaling (i) $410,300 aggregate principal amount of Notes (total of $369,500 cash was received) due on various dates from April 15, 2026 through September 12, 2026 based on $1.00 for each $0.90909 paid by the noteholders and (ii) five-year Common Stock Purchase Warrants (“Warrants”) to purchase up to an aggregate of 80,851 shares of the Company’s Common Stock at an exercise price of $4.00 per share. The aggregate cash subscription amount received by the Company for the issuance of the Note and Warrants was $369,500 which was issued at a $40,800 original issue discount from the face value of the Note. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $2.00 per share, subject to adjustment as provided therein, such as stock splits and stock dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On August 29, 2025, noteholders Osher and Brio agreed to extend all of their outstanding notes to December 31, 2027 for original issue discount totaling $737,786.

ITEM 4. MINE SAFTEY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended September 30, 2025, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMITON.

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Board of Directors and Officer Resignations

On July 31, 2025 Dr. Annette Marleau resigned as Chief Scientific Officer of the Company.

On August 8, 2025, Richa Nand and Michael Ryan notified the Company of their decision to resign from the Company’s Board of Directors, effective August 8, 2025. On August 7, 2025, Christopher Wetzel (collectively, the “Resigning Directors”) notified the Company of his decision to resign from the Board of Directors, effective August 7, 2025. The resignations were based on the Company’s discontinuation of directors’ and officers’ liability insurance coverage which expired on August 4, 2025. The Resigning Directors will vest in previously granted RSU’s and beginning October 1, 2025, will no longer receive RSU’s as board compensation.

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

Sigyn Therapeutics, Inc. a Delaware corporation

Dated: November 14, 2025	By:	/s/ James Joyce
James Joyce
Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: November 14, 2025	By:	/s/ Craig Roberts
Craig Roberts
Chief Technology Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Joyce	Chief Executive Officer and Director	November 14, 2025
James Joyce	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Craig Roberts	CTO and Director	November 14, 2025
Craig Roberts

/s/ Jim Dorst	Director	November 14, 2025
Jim Dorst

